Form 10-Q
period 1995-05-04
KOMAG INC /DE/
filed 1995-05-11
CIK 813347

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended April 2, 1995
                        Commission File Number  0-16852



                              KOMAG, INCORPORATED
                                  (Registrant)



                     Incorporated in the State of Delaware
                I.R.S. Employer Identification Number 94-2914864
             275 South Hillview Drive, Milpitas, California  95035
                           Telephone:  (408) 946-2300


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes      X                No            .
                        ----------              -----------

On April 2, 1995, 23,118,623 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                     INDEX

                              KOMAG, INCORPORATED


                                                                         Page No.
PART I.        FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements (Unaudited)

               Consolidated income statements -- Three
               months ended April 2, 1995, and April 3, 1994  . . . . .       3

               Consolidated balance sheets -- April 2, 1995, and
               January 1, 1995    . . . . . . . . . . . . . . . . . . .       4

               Consolidated statements of cash flows -- Three
               months ended April 2, 1995, and April 3, 1994  . . . . .       5

               Notes to consolidated financial statements --
               April 2, 1995    . . . . . . . . . . . . . . . . . . . .     6-7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations  . . . . .    8-11

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings  . . . . . . . . . . . . . . . . . . .      11

Item 2.        Changes in Securities  . . . . . . . . . . . . . . . . .      11

Item 3.        Defaults Upon Senior Securities  . . . . . . . . . . . .      11

Item 4.        Submission of Matters to a Vote of Security Holders  . .      11

Item 5.        Other Information  . . . . . . . . . . . . . . . . . . .      11

Item 6.        Exhibits and Reports on Form 8-K   . . . . . . . . . . .      11

SIGNATURES        . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

PART I.   FINANCIAL INFORMATION


                              KOMAG, INCORPORATED
                         CONSOLIDATED INCOME STATEMENTS
                     (In Thousands, except per share data)
                                  (Unaudited)


                                                                  Three Months Ended
                                                                ---------------------
                                                                 APRIL 2      April 3
                                                                    1995         1994
                                                                --------      -------
Net sales                                                       $105,063      $97,701
Cost of sales                                                     72,296       64,813
                                                                --------      -------
      GROSS PROFIT                                                32,767       32,888

Operating expenses:
  Research, development and engineering                            6,065        5,325
  Selling, general and administrative                              7,542        7,525
                                                                --------      -------
                                                                  13,607       12,850
                                                                --------      -------
      OPERATING INCOME                                            19,160       20,038

Other income (expense):
  Interest income                                                  1,034          717
  Interest expense                                                  (614)        (852)
  Other, net                                                        (384)         437
                                                                --------      -------
                                                                      36          302
                                                                --------      -------
Income before income taxes, minority interest,
  and equity in joint venture income                              19,196       20,340
Provision for income taxes                                         4,800        6,015
                                                                --------      -------
Income before minority interest and equity in
  joint venture income                                            14,396       14,325
Minority interest in net income of consolidated subsidiary           415          148
Equity in net income of unconsolidated joint venture                 899        1,267
                                                                --------      -------
      NET INCOME                                                $ 14,880      $15,444
                                                                ========      =======

Net income per share                                               $0.63        $0.68
                                                                ========      =======

Number of shares used in per share computation                    23,641       22,694
                                                                ========      =======


                See notes to consolidated financial statements.

                              KOMAG, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                            APRIL 2        January 1
                                                               1995             1995
                                                         ----------        ---------
                                                         (UNAUDITED)           (note)
ASSETS
Current Assets
    Cash and cash equivalents                             $  70,304        $  47,329
    Short-term investments                                   20,925           46,619
    Accounts receivable less allowances of
        $2,182 in 1995 and $2,223 in 1994                    47,425           44,778
    Inventories:
         Raw materials                                       19,709           15,030
         Work-in-process                                      5,673            5,652
         Finished goods                                       2,345            3,419
                                                          ---------        ---------
              Total inventories                              27,727           24,101
    Prepaid expenses and deposits                             1,345            1,611
    Deferred income taxes                                     7,069            7,069
                                                          ---------        ---------
              Total current assets                          174,795          171,507
Investment in Unconsolidated Joint Venture                   26,667           22,653
Property, Plant and Equipment
    Land                                                      4,360            4,360
    Building                                                 34,412           33,322
    Equipment                                               318,093          294,626
    Furniture                                                 5,494            4,711
    Leasehold Improvements                                   47,279           45,633
                                                          ---------        ---------
                                                            409,638          382,652
    Less allowances for depreciation and amortization      (166,993)        (153,769)
                                                          ---------        ---------
              Net property, plant and equipment             242,645          228,883
Deposits and Other Assets                                     1,040            1,052
                                                          ---------        ---------
                                                          $ 445,147        $ 424,095
                                                          =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Trade accounts payable                                  $18,390        $  17,842
    Accounts payable to related parties                       3,088            2,354
    Accrued compensation and benefits                        15,505           17,913
    Other liabilities                                         2,003            1,665
    Income taxes payable                                      4,454              271
    Current portion of long-term debt                        12,920           13,232
                                                          ---------        ---------
              Total current liabilities                      56,360           53,277
Long-term Debt, less current portion                         13,333           16,250
Deferred Income Taxes                                        18,725           18,725
Other Long-term Liabilities                                     529              548
Minority Interest in Consolidated Subsidiary                  4,215            4,080
Stockholders' Equity
    Preferred stock                                              --               --
    Common stock                                                231              229
    Additional paid-in capital                              241,035          238,262
    Retained earnings                                       101,670           86,790
    Accumulated foreign currency translation adjustments      9,049            5,934
                                                          ---------        ---------
              Total stockholders' equity                    351,985          331,215
                                                          ---------        ---------
                                                          $ 445,147        $ 424,095
                                                          =========        =========

Note: The balance sheet at January 1, 1995 has been derived from the audited financial statements at that date.

                See notes to consolidated financial statements.

                              KOMAG, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                          Three Months Ended
                                                                       -----------------------
                                                                        APRIL 2        April 3
                                                                           1995           1994
                                                                       --------       --------
OPERATING ACTIVITIES
  Net income                                                           $ 14,880       $ 15,444
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                       13,885         10,916
     Provision for losses on accounts receivable                            (60)            94
     Equity in net income of unconsolidated joint venture                  (899)        (1,267)
     Loss on disposal of equipment                                          476            432
     Deferred rent                                                          (19)            12
     Minority interest in net income of consolidated subsidiary             415            148
     Changes in operating assets and liabilities:
        Accounts receivable                                              (2,587)          (841)
        Inventories                                                      (3,626)         2,027
        Prepaid expenses and deposits                                       266            822
        Trade accounts payable                                              548         (3,738)
        Accounts payable to related parties                                 734            382
        Accrued compensation and benefits                                (2,408)          (235)
        Other liabilities                                                   338         (1,547)
        Income taxes payable                                              4,183            469
        Restructuring liability                                              --         (7,456)
                                                                       --------       --------
                  Net cash provided by operating activities              26,126         15,662

INVESTING ACTIVITIES
   Acquisition of property, plant and equipment                         (28,133)       (18,252)
   Purchases of short-term investments                                   (6,525)       (25,844)
   Proceeds from short-term investments at maturity                      32,219         32,500
   Proceeds from disposal of equipment                                       10            599
   Deposits and other assets                                                 12            198
                                                                       --------       --------
                  Net cash used in investing activities                  (2,417)       (10,799)

FINANCING ACTIVITIES
   Increase in notes payable                                                 --          1,500
   Payments of notes payable                                                 --         (4,500)
   Payments of long-term obligations                                     (3,229)        (2,711)
   Sale of Common Stock, net of issuance costs                            2,775          4,411
   Distribution to minority interest holder                                (280)          (280)
                                                                       --------       --------
                  Net cash used in financing activities                    (734)        (1,580)
            Increase in cash and cash equivalents                        22,975          3,283

   Cash and cash equivalents at beginning of year                        47,329         27,159
                                                                       --------       --------

            Cash and cash equivalents at end of period                 $ 70,304       $ 30,442
                                                                       ========       ========


                See notes to consolidated financial statements.

                              KOMAG, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 APRIL 2, 1995


NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 2, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 1, 1995.

    The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three-month reporting periods for the comparable years included in this report are each comprised of thirteen weeks.

NOTE 2 - INVESTMENT IN DEBT SECURITIES

    The Company invests its excess cash in high-quality, short-term debt and equity instruments. Short-term investments consist primarily of AAA-rated, municipal auction-rate preferred stock with maturities greater than 90 days. None of the Company's investments have maturities greater than one year.

    The following is a summary of the Company's investments by major security type at amortized cost which approximates its fair value:

                                                      APR 2         Jan 1
(in thousands)                                         1995          1995
                                                    -------       -------
State and local government securities               $77,100       $70,765
Corporate debt securities                             4,319         2,417
Mortgage-backed securities                            8,163        10,677
                                                    -------       -------
                                                    $89,582       $83,859
                                                    =======       =======

Amounts included in cash and cash equivalents       $68,657       $46,244
Amounts included in short term investments           20,925        37,615
                                                    -------       -------
                                                    $89,582       $83,859
                                                    =======       =======

NOTE 3 - INCOME TAXES

    The estimated annual effective income tax rate for 1995 of 25% is lower than the 1995 combined federal and state statutory rate of 41% and the effective income tax rate for 1994 of 30%. The Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn., has been granted a tax holiday for a period of five years commencing in July 1993. The decrease in the effective income tax rate for 1995 relative to 1994 is primarily due to anticipated growth in the percentage of consolidated income to be derived from the Malaysian operation in 1995.

                              KOMAG, INCORPORATED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Revenue
    Net sales of thin-film media increased 8% in the first quarter of 1995 relative to the first quarter of 1994. The increase between the comparable periods was almost entirely due to higher unit sales volume as the overall average selling price decreased only slightly. Price reductions for individual product offerings are characteristic of the thin-film media industry and strengthening of the overall average selling price typically occurs only as the result of product mix shifts to higher-priced, more technologically advanced product offerings. Sales of the Company's highest-density product offering (1800 Oe), which began in the last half of 1994, accounted for 41% of net sales for the first quarter of 1995. This rapid transition to higher-priced, 1800 Oe product mostly offset traditionally declining prices on older-generation products between the first quarter of 1994 and the first quarter of 1995. On a sequential basis, the unit sales mix of 1800 Oe product in the first quarter of 1995 increased substantially from 14% of the unit sales mix in the fourth quarter of 1994 and resulted in a 3% increase in the overall average selling price between the periods. Industry demand for high performance 1800 Oe disks currently exceeds industry supply. The Company plans to aggressively ramp production of this product class throughout 1995 at both its U.S. and Malaysian facilities, exiting the year with over 80% of unit shipments in this product class. The Company anticipates that the planned transition to a higher mix of 1800 Oe product and a continuing industry shortage of high performance disks will stabilize the overall average selling price in 1995. In the event the Company is unable to continue the steep production ramp of 1800 Oe media, demand for its products may decrease and its operating performance may be adversely affected. Distribution sales of thin-film media manufactured by the Company's Japanese joint venture, Asahi Komag Co., Ltd. ("AKCL"), of $0.2 million in the first quarter of 1995 were substantially lower than the $3.3 million in the first quarter of 1994. The Company expects that distribution sales of AKCL product will be minimal throughout 1995 as demand within the Japanese thin-film media market is expected to continue to absorb most of AKCL's capacity.

    During the first quarter of 1995 three customers individually accounted for at least ten percent of consolidated net sales: Seagate Technology (45%), Quantum Corporation (22%), and Hewlett-Packard Company (21%). The Company expects that it will continue to derive a substantial portion of its sales from a relatively few number of customers. Additionally, the distribution of sales among customers may vary from quarter to quarter.

    The 12% increase in unit production volume at the Company exceeded the 9% increase in unit sales volume between the comparable first quarters of 1994 and 1995 to compensate for the decrease in product sourced from AKCL between these two periods. Increased production was primarily achieved through increases in effective capacity. Manufacturing yields decreased slightly between these periods as a result of the steep transition to the more technologically advanced 1800 Oe product mix. Capacity utilization was relatively unchanged. The Company has historically increased production capacity through the addition of sputtering lines and implementation of process improvement programs designed to improve throughput. These improvement programs accounted for nearly two-thirds of the increase in effective capacity between the periods. Net physical capacity additions provided the remaining increase in unit production volume. The Company added its fourteenth and fifteenth sputtering lines in August 1994 and March 1995, respectively, and had available its thirteenth sputtering line (added in mid-January 1994) for all of the first quarter of 1995. One of the Company's fifteen sputtering lines is exclusively devoted to research and development activities. Additionally, the Company removed one of its sputtering machines from production in November 1994 in order to retrofit the machine. The retrofitting is expected to enhance a machine's product capabilities and shorten process cycle time. The retrofitted machine was returned to production in March 1995. One machine is expected to be out of production throughout 1995 as the Company sequentially retrofits three additional machines.

Gross Margin
    The thin-film media gross margin percentage for the first quarter of 1995 declined to 31.2% from 33.7% in the first quarter of 1994. The decrease represents the combined effects of the slightly lower overall average selling price and higher manufacturing costs in the current year quarter relative to the first three months of 1994. Lower manufacturing yields associated with the ramping of 1800 Oe product coupled with certain equipment write-offs in the U.S. and start-up costs for the fourth sputtering line in Malaysia contributed to the higher manufacturing costs. A decrease in the mix of lower-margin distribution sales of product manufactured by AKCL relative to sales of the Company's internally produced thin-film media cushioned the effects of the lower overall average selling price and higher manufacturing costs in the first three months of 1995 relative to the first three months of 1994.

Operating Expenses
    Research and development ("R&D") expenses increased 14% ($0.7 million) in the first quarter of 1995 compared to the first quarter of 1994. The increase between the comparable three-month periods was mainly due to development costs for advanced thin-film media and certain equipment write-offs. Selling, general and administrative ("SG&A") expenses were unchanged in the first quarter of 1995 relative to the first quarter of 1994. SG&A expenses, excluding provisions for bad debt allowances and the Company's bonus and profit sharing programs, increased approximately $0.3 million primarily due to higher personnel costs incurred to support the growth in the business. Provisions for bad debt allowances and the Company's bonus and profit sharing programs decreased $0.2 million and $0.1 million, respectively, between these three-month periods.

Interest and Other Income/Expense
    Interest income increased $0.3 million (44%) in the three-month period of 1995 relative to the comparable period of 1994. The increase was due primarily to higher interest rates in the current year period. Additionally, average cash and short-term investment balances were slightly higher in the 1995 period. Interest expense decreased $0.2 million (28%) in the first quarter of 1995 relative to the first quarter of 1994 due to a lower average outstanding debt balance in the current year period. Other expense increased $0.8 million in the first quarter of 1995 compared to the first quarter of 1994 mainly due to lower foreign currency gains at the Company's Malaysian operations in the current year period.

Income Taxes
    The estimated annual effective income tax rate for 1995 of 25% is lower than the 1995 combined federal and state statutory rate of 41% and the effective income tax rate for 1994 of 30%. The Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn., has been granted a tax holiday for a period of five years commencing July 1993. The decrease in the effective income tax rate for 1995 relative to 1994 is primarily due to anticipated growth in the percentage of consolidated income to be derived from the Malaysian operation in 1995.

Minority Interest in KMT/Equity in Net Income of AKCL
    The minority interest in the net income of consolidated subsidiary represented Kobe Steel USA Holdings Inc's 45% share of Komag Material Technology, Inc.'s ("KMT's") net income. KMT recorded net income of $0.9 million in the first quarter of 1995 and $0.3 million in the first quarter of 1994. The Company recorded 50% of AKCL's net income as its equity in net income of unconsolidated joint venture. AKCL reported net income of $1.8 million in the three-month period of 1995, down from $2.5 million in the three-
month period of 1994.   The decrease is primarily attributable to the partial
writedown ($1.0 million, net of tax) of AKCL's investment in Headway Technologies, Inc. AKCL will continue such write downs until Headway emerges from the development stage. These writedowns are a function of losses incurred at Headway. AKCL's functional currency is the Japanese yen and the Company translates AKCL's yen-based income statements to U.S. dollars at the average exchange rate for the period. The yen strengthened approximately 10% between the comparable three-month periods. AKCL's net income would have been approximately $1.5 million in the first quarter of 1995 had the yen-based income statement been translated at the average rate in effect for the first quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES:

    Cash and short-term investments of $91.2 million at the end of the first quarter of 1995 decreased $2.7 million from the end of the prior fiscal year. Consolidated operating activities generated $26.1 million in cash during the first three months of 1995 and funded most of the Company's $28.1 million of capital spending during the three-month period. Sales of Common Stock under the Company's stock option and stock purchase programs during this period generated $2.8 million, while repayments of long-term obligations used $3.2 million.

    Total capital expenditures for 1995 are currently planned at approximately $150 million. Construction of a 230,000 square-foot manufacturing plant on a 55-acre site in the Malaysian state of Sarawak, process improvements in the U.S. and Malaysia, installation of two additional sputtering lines, and payments on an additional sputtering line (expected to be installed in Malaysia in 1996) are the major components of the capital plan. Non-cancellable commitments at April 2, 1995 total approximately $33.9 million.

    The Company believes that existing cash balances and credit facilities, coupled with anticipated cash flow from operations, will fund its 1995 capital spending plans and allow the maintenance of adequate cash balances. The Company has $80.0 million available under various revolving credit agreements including a three-year term $35.0 million facility and two one-year term lines aggregating $45.0 million. The Company is currently evaluating its expansion plans beyond 1995 to determine the feasibility of accelerating capacity additions. The Company will continue to review its cash requirements and evaluate its need for additional financing.


PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings -- Not Applicable.
         ITEM 2. Changes in Securities -- Not Applicable.
         ITEM 3. Defaults Upon Senior Securities -- Not Applicable.
         ITEM 4. Submission of Matters to a Vote of Security Holders -- Not Applicable.
         ITEM 5. Other Information -- Not Applicable.
         ITEM 6. Exhibits and Reports on Form 8-K -- None.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              KOMAG, INCORPORATED
                                  (Registrant)


DATE:          MAY 8, 1995                  BY:  /s/  William L. Potts, Jr.
               -----------                       ------------------------------
                                                 William L. Potts, Jr.
                                                  Vice President and
                                                  Chief Financial Officer


DATE:          MAY 8, 1995                  BY:  /s/  Stephen C. Johnson
               -----------                       ------------------------------
                                                 Stephen C. Johnson
                                                  President and
                                                  Chief Executive Officer