Form 10-Q
period 1995-07-02
KOMAG INC /DE/
filed 1995-07-19
CIK 813347

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JULY 2, 1995
                         COMMISSION FILE NUMBER 0-16852

                              KOMAG, INCORPORATED
                                  (REGISTRANT)

                     INCORPORATED IN THE STATE OF DELAWARE
                I.R.S. EMPLOYER IDENTIFICATION NUMBER 94-2914864
              275 SOUTH HILLVIEW DRIVE, MILPITAS, CALIFORNIA 95035
                           TELEPHONE: (408) 946-2300

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                               YES  X      NO

     ON JULY 2, 1995, 23,379,829 SHARES OF THE REGISTRANT'S COMMON STOCK, $0.01 PAR VALUE, WERE ISSUED AND OUTSTANDING.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     INDEX

                              KOMAG, INCORPORATED

                                                                                      PAGE NO.
                                                                                      --------
PART I.    FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements (Unaudited)
           Consolidated income statements -- Three- and six-months ended July 2,
           1995,
           and July 3, 1994.........................................................      3
           Consolidated balance sheets -- July 2, 1995, and January 1, 1995.........      4
           Consolidated statements of cash flows -- Six months ended July 2, 1995,
           and July 3, 1994.........................................................      5
           Notes to consolidated financial statements -- July 2, 1995...............      6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations............................................................      7

PART       OTHER INFORMATION
  II....
Item 1.    Legal Proceedings........................................................     10
Item 2.    Changes in Securities....................................................     10
Item 3.    Defaults Upon Senior Securities..........................................     10
Item 4.    Submission of Matters to a Vote of Security Holders......................     10
Item 5.    Other Information........................................................     11
Item 6.    Exhibits and Reports on Form 8-K.........................................     11

SIGNATURES..........................................................................     12

PART I. FINANCIAL INFORMATION

                              KOMAG, INCORPORATED

                         CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                     --------------------   ---------------------
                                                      JULY 2      JULY 3     JULY 2       JULY 3
                                                       1995        1994       1995         1994
                                                     --------     -------   --------     --------
Net sales..........................................  $120,807     $97,774   $225,870     $195,475
Cost of sales......................................    74,787      67,877    147,083      132,690
                                                     --------     -------   --------     --------
          GROSS PROFIT.............................    46,020      29,897     78,787       62,785

Operating expenses:
  Research, development and engineering............     5,947       5,488     12,012       10,813
  Selling, general and administrative..............    10,496       6,391     18,038       13,916
                                                     --------     -------   --------     --------
                                                       16,443      11,879     30,050       24,729
                                                     --------     -------   --------     --------
          OPERATING INCOME.........................    29,577      18,018     48,737       38,056

Other income (expense):
  Interest income..................................     1,130         801      2,164        1,518
  Interest expense.................................      (584)       (770)    (1,198)      (1,622)
  Other, net.......................................       828        (285)       444          152
                                                     --------     -------   --------     --------
                                                        1,374        (254)     1,410           48
Income before income taxes, minority interest, and
  equity in joint venture income...................    30,951      17,764     50,147       38,104
Provision for income taxes.........................     7,737       5,035     12,537       11,050
                                                     --------     -------   --------     --------
Income before minority interest and equity in joint
  venture income...................................    23,214      12,729     37,610       27,054
Minority interest in net income of consolidated
  subsidiary.......................................       456         259        871          407
Equity in net income of unconsolidated joint
  venture..........................................       603       1,484      1,502        2,751
                                                     --------     -------   --------     --------
          NET INCOME...............................  $ 23,361     $13,954   $ 38,241     $ 29,398
                                                     ========     =======   ========     ========

Net income per share...............................  $   0.96     $  0.61   $   1.59     $   1.29
                                                     ========     =======   ========     ========
Number of shares used in per share computation.....    24,234      22,822     23,985       22,758
                                                     ========     =======   ========     ========

                See notes to consolidated financial statements.

                              KOMAG, INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                          JULY 2     JANUARY 1
                                                                           1995        1995
                                                                         ---------   ---------
                                                                         (UNAUDITED)  (NOTE)
ASSETS
Current Assets
  Cash and cash equivalents............................................  $  79,173   $  47,329
  Short-term investments...............................................     17,000      46,619
  Accounts receivable less allowances of $2,380 in 1995 and $2,223 in
     1994..............................................................     56,259      44,778
  Inventories:
     Raw materials.....................................................     18,916      15,030
     Work-in-process...................................................      4,391       5,652
     Finished goods....................................................      1,958       3,419
                                                                         ---------   ---------
          Total inventories............................................     25,265      24,101
  Prepaid expenses and deposits........................................      2,058       1,611
  Deferred income taxes................................................      7,069       7,069
                                                                         ---------   ---------
          Total current assets.........................................    186,824     171,507
Investment in Unconsolidated Joint Venture.............................     28,805      22,653
Property, Plant and Equipment
  Land.................................................................      4,360       4,360
  Building.............................................................     34,484      33,322
  Equipment............................................................    355,364     294,626
  Furniture............................................................      5,570       4,711
  Leasehold Improvements...............................................     47,388      45,633
                                                                         ---------   ---------
                                                                           447,166     382,652
  Less allowances for depreciation and amortization....................   (181,728)   (153,769)
                                                                         ---------   ---------
          Net property, plant and equipment............................    265,438     228,883
Deposits and Other Assets..............................................        893       1,052
                                                                         ---------   ---------
                                                                         $ 481,960   $ 424,095
                                                                         =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable...............................................  $  23,160   $  17,842
  Accounts payable to related parties..................................      2,791       2,354
  Accrued compensation and benefits....................................     21,292      17,913
  Other liabilities....................................................      1,451       1,665
  Income taxes payable.................................................      5,402         271
  Current portion of long-term debt....................................     11,357      13,232
                                                                         ---------   ---------
          Total current liabilities....................................     65,453      53,277
Long-term Debt, less current portion...................................     11,667      16,250
Deferred Income Taxes..................................................     18,725      18,725
Other Long-term Liabilities............................................        511         548
Minority Interest in Consolidated Subsidiary...........................      4,671       4,080
Stockholders' Equity
  Preferred stock......................................................         --          --
  Common stock.........................................................        234         229
  Additional paid-in capital...........................................    245,093     238,262
  Retained earnings....................................................    125,031      86,790
  Accumulated foreign currency translation adjustments.................     10,575       5,934
                                                                         ---------   ---------
          Total stockholders' equity...................................    380,933     331,215
                                                                         ---------   ---------
                                                                         $ 481,960   $ 424,095
                                                                         =========   =========

- ---------------
Note: The balance sheet at January 1, 1995 has been derived from the audited financial statements at that date.

                See notes to consolidated financial statements.

                              KOMAG, INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                         ---------------------
                                                                          JULY 2       JULY 3
                                                                           1995         1994
                                                                         --------     --------
OPERATING ACTIVITIES
  Net income...........................................................  $ 38,241     $ 29,398
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.....................................    28,822       22,633
     Provision for losses on accounts receivable.......................       (73)         134
     Equity in net income of unconsolidated joint venture..............    (1,502)      (2,751)
     Loss on disposal of equipment.....................................       480          594
     Deferred rent.....................................................       (37)          25
     Minority interest in net income of consolidated subsidiary........       871          407
     Changes in operating assets and liabilities:
       Accounts receivable.............................................   (11,408)       1,560
       Inventories.....................................................    (1,164)       7,842
       Prepaid expenses and deposits...................................      (456)       1,384
       Trade accounts payable..........................................     5,318       (3,279)
       Accounts payable to related parties.............................       437         (379)
       Accrued compensation and benefits...............................     3,379         (435)
       Other liabilities...............................................      (214)        (560)
       Income taxes payable............................................     5,131        3,181
       Restructuring liability.........................................        --      (14,125)
                                                                         --------     --------
          Net cash provided by operating activities....................    67,825       45,629

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment.........................   (65,970)     (35,486)
  Purchases of short-term investments..................................    (6,525)     (42,121)
  Proceeds from short-term investments at maturity.....................    36,144       47,948
  Proceeds from disposal of equipment..................................       113        2,470
  Deposits and other assets............................................       159          285
                                                                         --------     --------
          Net cash used in investing activities........................   (36,079)     (26,904)

FINANCING ACTIVITIES
  Increase in notes payable............................................        --        1,500
  Payments of notes payable............................................        --       (4,500)
  Payments of long-term obligations....................................    (6,458)      (6,280)
  Sale of Common Stock, net of issuance costs..........................     6,836        6,336
  Distribution to minority interest holder.............................      (280)        (280)
                                                                         --------     --------
          Net cash provided by (used in) financing activities..........        98       (3,224)
       Increase in cash and cash equivalents...........................    31,844       15,501
  Cash and cash equivalents at beginning of year.......................    47,329       27,159
                                                                         --------     --------
  Cash and cash equivalents at end of period...........................  $ 79,173     $ 42,660
                                                                         ========     ========

                See notes to consolidated financial statements.

                              KOMAG, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  JULY 2, 1995

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended July 2, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

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

NOTE 2 -- INVESTMENT IN DEBT SECURITIES

     The Company invests its excess cash in high-quality, short-term debt and equity instruments. Short-term investments consist primarily of AAA-rated, municipal auction-rate preferred stock with maturities greater than 90 days. None of the Company's investments have maturities greater than one year.

     The following is a summary of the Company's investments by major security type at amortized cost which approximates its fair value:

                                                                                       JANUARY
                                                                           JULY 2,        1,
                                                                            1995         1995
                                                                          ---------    --------
                                                                             (IN THOUSANDS)
State and local government securities...................................    $80,009     $70,765
Corporate debt securities...............................................      5,250       2,417
Mortgage-backed securities..............................................     18,133      10,677
                                                                           --------     -------
                                                                           $103,392     $83,859
                                                                           ========     =======
Amounts included in cash and cash equivalents...........................    $86,392     $37,240
Amounts included in short-term investments..............................     17,000      46,619
                                                                           --------     -------
                                                                           $103,392     $83,859
                                                                           ========     =======

     The Company utilizes zero-balance accounts and other cash management tools to invest all available funds including bank balances in excess of book balances.

NOTE 3 -- INCOME TAXES

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

NOTE 4 -- SUBSEQUENT EVENT

     On July 18, 1995, the Board of Directors of the Company authorized the Company to proceed with filing a Registration Statement with the Securities and Exchange Commission for the sale of up to 2,012,500 shares of the Company's Common Stock.

                              KOMAG, INCORPORATED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

  Revenue

     Net sales of thin-film media increased 24% in the second quarter of 1995 relative to the second quarter of 1994. Unit sales volume growth and an increase in the overall average selling price accounted for approximately two-thirds and one-third of this substantial net sales increase, respectively. The overall average selling price typically strengthens only as the result of product mix shifts to higher-priced, more technologically advanced product offerings. Price reductions for individual product offerings are characteristic of the thin-film media industry. The Company began a rapid transition to its current highest-density product offering (1800 Oe) in the fourth quarter of 1994. Sales of this product accounted for 61% of unit sales in the second quarter of 1995. The higher sales mix of 1800 Oe product and a favorable pricing environment arising from an industry shortage of this product resulted in smaller than normal price reductions for individual product offerings and strengthened the overall average selling price in the second quarter of 1995 relative to the second quarter of 1994. Unit sales of the Company's highest density product offering in the second quarter of 1994 (1600 Oe) accounted for approximately 67% of net sales in the quarter, but revenues were adversely affected by pricing as industry supply of this product met or exceeded demand.

     In addition to sales of its internally produced disk products, the Company resells products manufactured by its Japanese joint venture, Asahi Komag Co., Ltd. ("AKCL"). Distribution sales of thin-film media manufactured by AKCL were $0.3 million in the second quarter of 1995 compared to $2.2 million in the second quarter of 1994. The Company expects that distribution sales of AKCL product will be minimal throughout 1995 as demand within the Japanese thin-film media market is expected to continue to absorb most of AKCL's production output.

     Net sales increased 16% in the first half of 1995 relative to the first half of 1994. Over three-quarters of the increase was due to higher unit sales volume. The overall average selling price increased between the comparable six-month periods due to the transition to 1800 Oe product and the favorable pricing environment arising from strong market demand. Distribution sales of AKCL manufactured thin-film media were $0.4 million in the first half of 1995 compared to $5.5 million in the first half of 1994.

     During the second quarter of 1995 three customers individually accounted for at least ten percent of consolidated net sales: Seagate Technology, Inc. (42%), Quantum Corporation (24%), and Hewlett-Packard Company (21%). The Company expects that it will continue to derive a substantial portion of its sales from a relatively few number of customers. The distribution of sales among customers may vary from quarter to quarter based on the match of the Company's product capabilities with specific disk drive programs of the customers.

     Increased production volume may occur due to increased effective capacity (additional production lines and/or reduced process cycle time) and improvements in manufacturing efficiencies (yields and/or equipment utilization). The increased unit production volume required to support the growth in unit sales in the second quarter of 1995 relative to the second quarter of 1994 was almost entirely achieved through an increase in effective production capacity. The Company has historically increased effective production capacity through implementation of process improvement programs designed to improve unit output and the addition of sputtering lines. Shortened process cycle times resulting from these process improvement programs accounted for nearly one-half of the increase in effective capacity in the second quarter of 1995 relative to the second quarter of 1994. Net physical capacity additions provided the remaining increase in unit production volume. The Company added its thirteenth, fourteenth and fifteenth sputtering lines in January 1994, August 1994 and March 1995, respectively. One of the Company's fifteen sputtering lines is exclusively devoted to research and development activities. In late 1994, the Company began a program to upgrade its sputtering machines to enhance product capabilities and shorten process cycle times. The Company expects one machine will be out of production on a rotating basis for the next two years. Unit production provided by a slightly improved manufacturing yield mostly offset the unfavorable impact of lower equipment utilization in the second quarter of 1995 relative to the second quarter of 1994. An electrical power outage affecting most of the Malaysian island of Penang halted production at the Company's Penang facility for several days late in the second quarter of 1995 and contributed to the decrease in equipment utilization.

     Increased unit production volume in the first half of 1995 compared to the first half of 1994 was primarily achieved through higher effective capacity in the current year period. Approximately one-half of the effective capacity increase resulted from process cycle time reductions. Net physical capacity additions provided the remaining increase in effective capacity. The effects of slightly lower equipment utilization in the first half of 1995 relative to the first half of 1994 were partially offset by an improvement in manufacturing yields.

     The Company anticipates that overall unit production volume will continue to rise during the third and fourth quarters of 1995 but not necessarily at the same rate as between the first and second quarters of 1995. Assuming market demand continues to remain strong, the Company will remain production constrained during this time period.

  Gross Margin

     The gross margin percentage for the second quarter of 1995 increased substantially to 38.1% from 30.6% in the second quarter of 1994. The increase was attributable to the combination of a higher overall average selling price and a reduction in the overall average unit production cost, resulting primarily from shortened cycle times. The electrical power disruption in Malaysia partially offset the effects of these shortened cycle times on the average unit production cost. The Company believes it is adequately insured for this manufacturing disruption and has accrued for a settlement in other income.

     The gross margin percentage for the first half of 1995 increased to 34.9% from 32.1% for the first half of 1994. The increase was primarily attributable to the higher overall average selling price associated with the mix of 1800 Oe product. The positive effects of manufacturing efficiencies achieved during the first half of 1995 were offset in part by 1800 Oe production start-up costs incurred during the first quarter at the Company's Malaysian facility, by process equipment write-offs recorded for the cessation of the Company's magneto-optic disk product line, and by the effects of the electrical power disruption in Malaysia.

     The gross margin percentage for the second quarter of 1995 reached an historical high for the Company and increased markedly from the 31.2% achieved for the first quarter of 1995. The elimination of start-up costs associated with the production ramp of 1800 Oe products and the substantial on-going manufacturing efficiency improvements, combined with a rising overall average selling price due to strong market demand and an industry shortage of 1800 Oe disks, resulted in the record gross margin percentage. To the extent these factors continue, gross margins should continue to exceed the Company's historical levels. There can be no assurance, however, that industry demand for high performance 1800 Oe products will continue to outpace supply. In the event that market supply meets or exceeds demand or the Company is unable to continue to increase its production mix of 1800 Oe products, the Company's gross margin percentage would likely decrease. In the longer term the Company believes that the gross margin percentage may not be sustainable at these record high levels.

  Operating Expenses

     Research and development ("R&D") expenses increased 8% ($0.5 million) and 11% ($1.2 million) in the three- and six-month periods of 1995, respectively, compared to the comparable periods of 1994. The increases between these periods were mainly due to development costs for advanced thin-film media. Selling, general and administrative ("SG&A") expenses increased $4.1 million in both the second quarter of 1995 relative to the second quarter of 1994 and in the first half of 1995 relative to the first half of 1994. The increases were primarily due to higher provisions for the Company's bonus and profit sharing programs resulting from the substantially higher operating performance in the 1995 periods. Excluding provisions for bad debts and the Company's bonus and profit sharing programs, SG&A expenses increased approximately

$0.1 million between the three-month periods and $0.5 million between the six-month periods. Increases in administrative costs required to support the growth in the business accounted for the increase.

  Interest and Other Income/Expense

     Interest income increased $0.3 million (41%) in the second quarter of 1995 relative to the second quarter of 1994 and $0.6 million (43%) in the first half of 1995 relative to the first half of 1994. The increases were due primarily to higher interest rates in the current year periods. Average cash and short-term investment balances were relatively unchanged between the three- and six-month comparisons. Interest expense decreased $0.2 million (24%) in the second quarter of 1995 relative to the second quarter of 1994 and $0.4 million (26%) in the first half of 1995 relative to the comparable period in 1994 due to lower average outstanding debt balances in the current year periods. Other income increased $1.1 million in the second quarter of 1995 compared to the second quarter of 1994 and $0.3 million in the first half of 1995 relative to the first half of 1994. The increase between the three-month comparisons was primarily due to the accrual for an insurance recovery related to the electrical power disruption at the Company's Malaysian manufacturing facility. The increase between the six-month periods was the net effect of the insurance accrual and lower foreign currency gains at the Company's Malaysian operations in the first half of 1995.

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

  Minority Interest in KMT/Equity in Net Income of AKCL

     The minority interest in the net income of consolidated subsidiary represented Kobe Steel USA Holdings Inc's 45% share of Komag Material Technology, Inc.'s ("KMT's") net income. KMT recorded net income of $1.0 million and $1.9 million in the second quarter and first half of 1995, respectively, compared to $0.6 million and $0.9 million in the second quarter and first half of 1994, respectively.

     The Company records 50% of AKCL's net income as equity in net income of unconsolidated joint venture. AKCL reported net income of $1.2 million in the second quarter of 1995, down from $3.0 million in the second quarter of 1994. AKCL reported net income of $3.0 million for the first half of 1995 compared to $5.5 million for the first half of 1994. AKCL's functional currency is the Japanese yen and the Company translates AKCL's yen-based income statements to U.S. dollars at the average exchange rate for the period. The yen strengthened approximately 18% and 14% between the comparable three- and six-month periods, respectively. AKCL's net income would have been approximately $0.8 million and $2.3 million in the second quarter and first half of 1995, respectively, had the yen-based income statement been translated at the average rates in effect for the comparable 1994 periods. The differences between the 1994 results and the yen adjusted 1995 results for both the three- and six-month periods were attributable to the combination of lower operating performance and the continued partial writedown of AKCL's investment in Headway Technologies, Inc. AKCL recorded writedowns of $1.2 million and $2.2 million (net of tax) in the second quarter of 1995 and first half of 1995, respectively. AKCL will continue such write downs until Headway emerges from the development stage. These writedowns are a function of losses incurred at Headway.

LIQUIDITY AND CAPITAL RESOURCES:

     Cash and short-term investments of $96.2 million at the end of the second quarter of 1995 increased $2.2 million from the end of the prior fiscal year. Consolidated operating activities generated $67.8 million in cash during the first half of 1995 and more than funded the Company's $66.0 million of capital spending during the six-month period. Sales of Common Stock under the Company's stock option and stock purchase programs during this period generated $6.8 million, while repayments of long-term obligations used $6.5 million.

     Total capital expenditures for 1995 are currently planned at approximately $150 million. Construction of a 230,000 square-foot manufacturing plant on a 55-acre site in the east Malaysian state of Sarawak, capital expenditures associated with process improvements in the U.S. and Malaysian facilities, installation of two additional sputtering lines, and payments on an additional sputtering line (expected to be installed in Malaysia in 1996) are the major components of the capital plan. Non-cancellable commitments at July 2, 1995 total approximately $80 million.

     The Company believes that, in order to achieve its long-term expansion objectives and maintain and enhance its competitive position, it will need significant additional financial resources over the next several years for capital expenditures, working capital and research and development. The Company has recently announced its intention to proceed with the registration and public offering of up to 2,012,500 shares of the Company's Common Stock. During the two-year period of 1995 and 1996, the Company expects to spend approximately $400 million to add production capacity at its existing facilities, add a new U.S. manufacturing facility, and begin construction of a southeast Asian facility. While the Company has potential cash resources to fund these expenditures through a combination of the proceeds of the anticipated public offering, its existing cash balances, cash flow from operations, and funds available from existing bank lines of credit, new debt or equity financing may be required to fund this level of capital expenditures. If the Company is unable to obtain sufficient capital it could be required to reduce its capital equipment and research and development expenditures which could materially adversely affect the Company's results of operations.

PART II. OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS -- Not Applicable.

     ITEM 2.  CHANGES IN SECURITIES -- Not Applicable.

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES -- Not Applicable.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS --

          (a) The Annual Meeting of Stockholders was held on May 24, 1995.

          (b) The meeting included the election of the Board of Directors, submitted as Item No. 1, whose names are as follows:

           Tu Chen
           Stephen C. Johnson
           Craig R. Barrett
           Chris A. Eyre
           Irwin Federman
           George A. Neil
           Max Palevsky
           Anthony Sun
           Masayoshi Takebayashi

          (c) Other matters voted upon at the stockholders meeting were:

           Item No. 2, Approval of Amendments to Restated 1987 Stock Option Plan; and Item No. 3, Ratification of the Selection of Ernst & Young LLP as the Company's Independent Auditors for the year ended December 31, 1995.

     Shares of Common Stock voted were as follows:

    Item No. 1
    (Election of Board of Directors)

                                                         TOTAL VOTE FOR     TOTAL VOTE WITHHELD
                                                         EACH DIRECTOR       FROM EACH DIRECTOR
                                                         --------------     --------------------
    Tu Chen............................................    20,076,957              216,301
    Stephen C. Johnson.................................    20,077,097              216,161
    Craig R. Barrett...................................    20,134,097              159,161
    Chris A. Eyre......................................    20,133,897              159,361
    Irwin Federman.....................................    20,134,047              159,211
    George A. Neil.....................................    20,077,097              216,161
    Max Palevsky.......................................    20,133,847              159,411
    Anthony Sun........................................    20,133,597              159,661
    Masayoshi Takebayashi..............................    20,076,928              216,330

                                                                                       BROKER
                                                 FOR         AGAINST      ABSTAIN     NON-VOTE
                                             -----------    ----------    --------    --------
    Item No. 2
    (Amendment to Restated 1987 Stock
      Option Plan).........................   15,772,071     4,207,976     216,226      --
    Item No. 3
    (Selection of Independent Auditors)....   20,258,964         7,195      27,099      --

        (d) Not Applicable.

     ITEM 5. OTHER INFORMATION -- Not Applicable.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits -- Not Applicable.

        (b) Form 8-K -- Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   KOMAG, INCORPORATED
                                                       (Registrant)

                                          By:    /s/  WILLIAM L. POTTS, JR.
                                                  William L. Potts, Jr.
                                                    Vice President and
                                                 Chief Financial Officer

                                          By:     /s/  STEPHEN C. JOHNSON
                                                    Stephen C. Johnson
                                                      President and
                                                 Chief Executive Officer

July 18, 1995