Form 10-K/A
period 1995-01-01
KOMAG INC /DE/
filed 1995-08-25
CIK 813347

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                 FORM 10-K/A

(MARK ONE)

/X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         FOR THE FISCAL YEAR ENDED JANUARY 1, 1995

OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         FOR THE TRANSITION PERIOD FROM                     TO

                         COMMISSION FILE NUMBER 0-16852

                              KOMAG, INCORPORATED
             (Exact name of registrant as specified in its charter)

            DELAWARE                                              94-2914864
(STATE OR OTHER JURISDICTION OF                               (I.R.S.  EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


              275 SOUTH HILLVIEW DRIVE, MILPITAS, CALIFORNIA 95035 (Address of Principal Executive Offices, including Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 946-2300

         Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                      ON WHICH REGISTERED
           -------------------                      -------------------
                  None                                      None


         Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any
amendment to this Form 10-K.  /   /

                           [COVER PAGE 1 OF 2 PAGES]

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 24, 1995 was approximately $372,553,000 (based upon the closing sale price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         On February 24, 1995 approximately 23,012,655 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Designated portions of the following document are incorporated by reference into this Report on Form 10-K/A where indicated:

         Komag, Incorporated Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 1995, Part III.

PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Overview

         The Company's business is both capital intensive and volume sensitive, making capacity planning and efficient capacity use imperative. Physical capacity, utilization of this physical capacity, yields and average unit sales price constitute the key determinants of the Company's profitability. Of these key determinants, price and utilization are the most sensitive to changes in product demand. If capacity and product price are fixed at a given level and demand is sufficient to support a higher level of output, then increased output attained through improved utilization rates and higher manufacturing yields will translate directly into increased sales and improved gross margins. Alternatively, if demand for the Company's products decreases, falling average selling prices and lower capacity utilization could adversely effect the results of the Company's operations.


Comparisons of 1994, 1993 and 1992 Results of Operations

         The Company's consolidated results of operations for 1994 represent the Company's thin-film media operations exclusively. In contrast, results of operations for 1993 and 1992 consolidate the operating results of the Company's thin-film media operations and Dastek, Inc., the Company's thin-film head joint venture with Asahi Glass America, Inc. ("Asahi America"). In the fourth quarter of 1993, the Company recorded a $39.0 million restructuring charge related to the cessation of Dastek's inductive thin-film head operations. Approximately one-half of the restructuring charge provided for estimates of losses to be incurred during the 1994 wind down of Dastek's operations. The remaining charge primarily represented reductions of assets and liabilities to their estimated net realizable value. Dastek ceased all production activities, sold all of its assets at various public auctions, concluded settlements with its creditors, and was dissolved in 1994. Based upon results of these actual shutdown activities, no significant adjustment was required to the aggregate restructuring charge recorded in 1993. Actual operating losses incurred in 1994 were approximately one-third higher than estimated in the 1993 restructuring charge. However, net losses from the sale of Dastek's assets and the settlement of its liabilities were lower by a comparable amount.

         Excluding Dastek's results of operations and the related restructuring charge, income statements for the Company were as follows in the 1994, 1993 and 1992 periods:

(in thousands)                                      Fiscal Year Ended
                                          ---------------------------------------
                                             1994           1993            1992
                                          ---------      ---------      ---------
Net sales                                 $ 392,391      $ 334,542      $ 279,544
Cost of sales                               267,005        225,086        201,315
                                          ---------      ---------      ---------
    Gross profit                            125,386        109,456         78,229
Research, development and engineering        21,340         17,867         13,263
Selling, general and administrative          27,101         24,488         17,659
                                          ---------      ---------      ---------
    Operating income                         76,945         67,101         47,307
Interest income                               3,306          2,674          3,486
Interest expense                             (2,933)        (4,038)        (1,815)
Other income, net                                48            606          1,851
                                          ---------      ---------      ---------
    Income before taxes, minority
       interest and equity in joint
       venture income                        77,366         66,343         50,829
Provision for income taxes                   23,210         24,825         18,375
Minority interest in net income
    of consolidated subsidiary                1,091            499            712
Equity in income of
    unconsolidated joint venture              5,457          4,860          3,172
                                          ---------      ---------      ---------
    Net income                            $  58,522      $  45,879      $  34,914
                                          =========      =========      =========

         The following discussion compares the 1994, 1993 and 1992 results of operations, excluding the results of Dastek, as presented above.


1994 vs. 1993

Net Sales

         Unit sales of thin-film media increased nearly 40% in 1994 relative to 1993. The effect on thin-film media revenue from this substantial increase in unit sales volume was reduced by a 16% decrease in the overall average unit selling price between the years. Declining prices are characteristic of the hard disk drive industry and maintenance of the overall average selling price generally occurs only as the result of product mix shifts to higher-priced, more technologically advanced products. In 1994, the Company began a transition to more advanced 1800 Oe product offerings. The transition to this high performance disk was more challenging and required more time than previous product transitions. Shipments for qualification of these products began in the third quarter of 1994 and the Company exited the year with unit sales of these higher-priced, higher-density products accounting for approximately 14% of unit sales volume. As a result of the more lengthy product transition time, the effects of traditionally declining prices for individual product offerings reduced the overall average selling price between the years. In addition to the slow transition to 1800 Oe disks, a portion of the decrease in the overall average selling price was attributable to sales price reductions made in the first quarter of 1994 in conjunction with the Company's long-term strategy to increase market share. Industry demand for high performance 1800 Oe disks currently exceeds industry supply. The Company plans to aggressively ramp its production of this product class in 1995 at both its U.S. and Malaysian facilities, exiting the year with over 80% of unit shipments in this product class. Successful execution of this product transition should mitigate the decline in the overall average selling price in 1995.

         Distribution sales of product manufactured by Asahi Komag Co., Ltd. ("AKCL"), the Company's Japanese thin-film media joint venture with Asahi Glass Co., Ltd., decreased to $9.4 million in 1994 from $17.1 million in 1993. The Company purchased smaller quantities of product from AKCL in 1994 as demand within the Japanese thin-film media market absorbed more of AKCL's capacity. The Company anticipates that distribution sales of AKCL product in 1995 will be minimal.

         The increase in unit production volume required to support the increase in unit sales volume for 1994 relative to 1993 was primarily achieved through a combination of increased capacity and improved production yields and utilization rates. Approximately 80% of the increase in unit production volume in 1994 relative to 1993 was provided through increases in effective production capacity. Improvements in yields and utilization rates accounted for the remaining increase in unit production volume. Historically, the Company has increased effective production capacity through the addition of new production lines and implementation of process improvement programs designed to improve unit output of existing production lines. Successful process improvement programs provide capacity increases at a significantly lower cost than the addition of physical capacity. Shortened sputtering cycle times and other process improvements provided approximately 40% of the 80% increase in effective production capacity in 1994 relative to 1993. The addition of the Company's eleventh, twelfth and thirteenth sputtering lines in October 1993, January 1994 and August 1994, respectively, provided the remainder of the increase in production capacity between the years.

         During the fourth quarter of 1994, the Company began a series of process improvements designed to support production of future advanced disk products. These improvements should enhance product performance and should enable increased unit output through reduced process cycle times. As part of this program the Company removed one of its thirteen sputtering machines from production in early November in order to retrofit the machine. Lost unit output from the removal of this line, coupled with increased unit output from reduced sputtering cycle times on certain of the Company's existing lines and the full use of a new sputtering line installed in the third quarter of 1994, resulted in a small sequential decrease in unit output in the fourth quarter relative to the third quarter of 1994.

         In 1995 the Company expects to commence production on its fourteenth and fifteenth production sputtering lines during the first and third quarters, respectively. The Company plans to begin production on the first retrofitted machine in the first quarter of 1995 but will sequentially convert three additional sputtering lines during the year. As such, the return to production of the retrofitted sputtering line will not increase the number of machines available for production in 1995 relative to the fourth quarter of 1994. Continued focus on process improvement programs, including further reductions in sputtering cycle times, is expected to increase unit output beyond the incremental output gains from the two new production lines.


Gross Margin

         The thin-film media gross margin percentage decreased to 32.0% for 1994 from 32.7% for 1993. Excluding distribution sales of product manufactured by AKCL for resale to the Company's customers, the gross margin percentage decreased to 32.7% from 34.1% between the years. The substantial decrease in the overall average selling price outpaced solid improvements in the average unit production cost and resulted in the lower gross margin percentage for 1994. Manufacturing efficiencies, such as reduced cycle times and yield and utilization improvements, were the primary drivers in reducing the average unit production cost.

         The Company exited 1994 with net sales of $98.7 million, a 31.4% gross margin and net income of $14.1 million in the fourth quarter. The Company expects a slightly lower gross margin percentage on increased sales in the first quarter of 1995 compared to the fourth quarter of 1994. A higher overall average selling price is expected in the first quarter of 1995 due to a higher mix of 1800 Oe product. Unit output is also expected to increase in the first quarter of 1995 relative to the fourth quarter of 1994. However, start-up costs to accelerate production of 1800 Oe products at the Company's Malaysian manufacturing facility during the first quarter will most likely lead to a higher average unit cost of production. Similar start-up costs were incurred during the fourth quarter of 1994 at the Company's U.S. facilities. In addition, equipment transition issues will continue to constrain U.S. production of 1800 Oe products for a portion of the first quarter of 1995, thus increasing the cost of production. As a result of the anticipated lower gross margin in the first quarter of 1995, the Company's earnings may be relatively flat compared to the fourth quarter of 1994. The Company anticipates that margin expansion and sequential earnings growth could begin as early as the second quarter of 1995 with further acceleration during the second half of 1995. Increased sales and earnings in 1995 will depend on general industry conditions and the Company's ability to reduce cycle times, successfully implement a series of equipment transitions, and cost-effectively attain high volume production of 1800 Oe thin-film media.


Operating Expenses

         Research, development and engineering ("R&D") expenses increased $3.5 million in 1994 compared to 1993. The increase between the years was mainly due to development costs for advanced thin-film media, including costs associated with the Company's thin-film media pilot production line. Selling, general and administrative ("SG&A") expenses increased $2.6 million in 1994 relative to 1993. SG&A expenses (excluding provisions for bad debt allowances, a nonrecurring charge incurred in 1993 to terminate a patent dispute and the Company's bonus and profit sharing programs) increased approximately $0.2 million. The increase was the net result of higher administrative costs to support the growth in the business and a reduction of approximately $0.8 million in legal and consulting costs in 1994 relative to 1993. Higher legal and consulting costs were incurred in 1993 as a result of the patent dispute and formation of the Company's Malaysian manufacturing facility. Provisions for bad debt allowances decreased $0.1 million in 1994 compared to 1993. Provisions for the Company's bonus and profit sharing programs increased $3.3 million between the years due primarily to the higher operating profitability for the Company's thin-film media operations.


Interest Income/Expense and Other Income

         Interest income increased $0.6 million in 1994 relative to 1993. The increase was due to the combination of higher interest rates and higher average investment balances in 1994. Interest expense decreased $1.1 million. In 1993, the Company reversed previously capitalized interest related to the construction of its thin-film media manufacturing facility in Malaysia, thus increasing 1993 interest expense. Excluding this reversal, interest expense decreased $0.2 million primarily due to a lower average outstanding debt balance for 1994. Approximately $0.3 million of the decrease related to lower charges for the Company's interest rate swap agreement. Other income,net decreased $0.6 million in 1994 mainly due to higher losses on disposal of equipment in 1994 relative to 1993.


Income Taxes

         The effective income tax rate for 1994 of 30% was lower than the 1994 combined federal and state statutory rate of 41% and the effective income tax rate of 37% in 1993 primarily as a result of a tax holiday granted to the Company's wholly-owned thin-film media operation in Malaysia. Komag USA (Malaysia) Sdn. ("KMS") has been granted a five-year tax holiday by the Malaysian government. The impact of the tax holiday was to increase net income by approximately $6,400,000 ($0.28 per share) in 1994. Losses incurred prior to the commencement of the tax holiday, approximately $6,237,000, are available for carryforward to years following the expiration of the tax holiday. The Company has generated $15,000,000 of pretax earnings for which no U.S. tax has been provided. No U.S. tax has been provided on these earnings as the Company has no plans to repatriate these funds to the U.S. The

Company anticipates that the effective income tax rate for 1995 will decrease as KMS installs additional capacity and generates a larger percentage of the Company's consolidated profit than in 1994.



As of January 1, 1995 a 60% owned subsidiary of the Company, Dastek Holding Company, had a federal tax net operating loss carryforward of approximately $96 million. The Company has fully reserved for the potential future federal tax benefit of this net operating loss in the deferred tax asset valuation allowance due to the fact that its utilization is limited to the subsidiary's separately computed future taxable income and that the subsidiary has no history of operating profits.


Minority Interest in Consolidated Subsidiary/Equity in Unconsolidated
Joint
Venture

         The minority interest in the net income of consolidated subsidiary represented Kobe Steel USA Holdings Inc.'s ("Kobe USA") 45% share of Komag Material Technology, Inc.'s ("KMT's") net income. KMT recorded net income of $2.4 million and $1.1 million in 1994 and 1993, respectively.

         The equity in net income of unconsolidated joint venture reflected the Company's 50% interest in AKCL's net income. AKCL reported net sales and net income of $131.3 million and $11.0 million for 1994, up from $119.4 million and $9.8 million for 1993. AKCL's functional currency is the Japanese yen. The Company translates AKCL's yen-based income statements to U.S. dollars at the average exchange rate in effect for each quarterly period. The Japanese yen strengthened approximately 8% in 1994 relative to 1993. AKCL's net sales and net income would have been approximately $120.4 million and $10.0 million, respectively, in 1994 had the yen-based income statement been translated at the average rate in effect for 1993.

         AKCL invested in Headway Technologies, Inc. ("Headway") in the third quarter of 1994 and recorded a partial writedown ($0.5 million, net of tax) of its investment in Headway in the fourth quarter of 1994. Headway is a development stage company and AKCL will continue such writedowns until Headway emerges from the development stage. These partial writedowns are a function of losses incurred at Headway. Fifty percent of this writedown is included in the Company's equity in net income of unconsolidated subsidiary on the Consolidated Statement of Operations for 1994.


Other

         The Company operates facilities in the U.S. and Malaysia and sells products in a variety of international locations. In order to minimize the risks associated with foreign currency fluctuations, the Company denominates its sales in U.S. dollars and periodically enters into foreign exchange contracts to hedge firm purchase commitments. No such foreign exchange contracts were open as of January 1, 1995. Gains and losses created by the remeasurement of the financial statements of the Company's Malaysian operations into U.S. dollars from Malaysian ringgits have not had a significant effect on the consolidated results of operations.

         The January 1995 earthquake in Kobe, Japan, has had little, if any, effect on the Company's operations. AKCL's facilities, located approximately 370 miles northeast of the city of Kobe, were unaffected by the earthquake. Kobe Steel Co., Ltd's manufacturing facility for aluminum substrate blanks, located approximately 300 miles northeast of the city of Kobe, did not sustain any quake-related damage. Other Japanese vendors in the general Kobe-Osaka area remain in operation and are using alternative shipping methods to deliver their products.


         In 1994 the Company adopted Financial Accounting Standard No. 115 "Accounting for certain Investments in Debt and Equity Securities". The adoption of FAS 115 did not have a material impact on the Company's financial position or results of operations. Beginning January 2, 1995, the Company will be required to adopt Statement of Financial Accounts Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed." The Company does not expect the adoption of SFAS No. 121 to have a material impact on the Company's financial position or results of operations.

1993 vs. 1992

Net Sales

         The 20% increase in thin-film media revenue for 1993 relative to 1992 was primarily due to a 21% increase in unit sales volume in 1993. The overall average unit selling price for media decreased only slightly between the years. In 1993, sales mix shifts into higher-density product offerings largely offset the effect of traditionally declining prices. Distribution sales of product manufactured by AKCL decreased to $17.1 million in 1993 from $36.4 million in 1992. Increases in sales of the Company's internally produced media more than offset the revenue decrease resulting from the lower distribution sales.

         Thin-film media unit production volume increased significantly in 1993 relative to 1992 and accounted for the majority of the increase in media unit sales between the years. Capacity utilization and manufacturing yields were relatively unchanged between the comparable years. The Company added its ninth production sputtering line in April 1992 and a pilot production sputtering line in December 1992. The availability of these lines for all of 1993 and the July 1993 addition of the Company's first sputtering line in Penang, Malaysia, provided most of the increase in unit production output in 1993.


Gross Margin

         The media gross margin percentage increased to 32.7% in 1993 from 28.0% in 1992. Excluding distribution sales of product manufactured by AKCL for resale to the Company's customers, the gross margin percentage increased to 34.1% from 30.4% between the years. Process improvements resulting in higher media production efficiency accounted for most of this increase. Additionally, the Company's Malaysian thin-film media manufacturing facility, which incurred a negative gross margin for 1992 related to the operation's start-up, generated an improved but slightly negative gross margin for fiscal year 1993.


Operating Expenses

         Research, development and engineering expenses increased $4.7 million (35%) in 1993 relative to 1992. The addition of the Company's thin-film media pilot production line in December 1992 and focus on the development of advanced thin-film media accounted for the majority of the increase. Selling, general and administrative expenses increased $6.8 million in 1993 relative to 1992. Provisions for the Company's bonus and profit sharing programs in 1993 increased $3.0 million due to stronger results in the thin-film media operations while provisions for doubtful accounts were $0.9 million higher in 1993 than in 1992. Excluding these charges, selling, general and administrative expenses increased $2.9 million. Of this amount approximately one-third of the increase related to costs incurred in 1993 to terminate a patent dispute. Higher administrative costs associated with the growth of the business, including the administration costs for the Company's new Malaysian facility, accounted for the remainder of the increase.


Interest Income/Expense and Other Income

         Interest income decreased $0.8 million in 1993 relative to 1992 due to lower interest rates and a shift toward lower-yielding tax-exempt investments. The average investment balance was relatively unchanged between the years. Interest expense increased $2.2 million in 1993 relative to 1992 primarily due to higher average outstanding debt balances and a reversal of previously capitalized interest related to the Company's media manufacturing facility in Malaysia. Other income in 1993 decreased $1.2 million from 1992. The decrease was primarily due to the cessation of technology royalties from AKCL which ended in the fourth quarter of 1992 upon reaching the contractual limit.

Income Taxes

         The Company's tax provision for 1993 of 37.4% was slightly higher than the 36.1% recorded for 1992. The higher effective tax rate primarily reflected an increase in the federal statutory rate in effect for 1993.


Minority Interest in Consolidated Subsidiary/Equity in Unconsolidated Joint Venture

         The minority interest in net income of consolidated subsidiary for 1993 represented Kobe USA's 45% share of KMT's net income for 1993. KMT recorded net income of $1.1 million and $1.6 million in 1993 and 1992, respectively. The Company's 50% share of AKCL's net income was recorded as equity in net income of unconsolidated joint venture. AKCL reported sales and net income of $119.4 million and $9.8 million for 1993, up from $91.7 million and $6.4 million for 1992. The lower profitability in 1992 was due to AKCL operating below capacity through the first half of the year.

         The yen strengthened approximately 10% in 1993 relative to 1992. AKCL's net sales and net income for 1993 would have been approximately $105.6 million and $8.8 million, respectively, had the yen-based income statement been translated at the average rate in effect for 1992.


Comparison of Dastek's 1993 and 1992 Results of Operations

         Thin-film head revenue increased to $50.9 million in 1993 from $47.3 million in 1992. The increase in revenue in 1993 was primarily due to the addition of headstack assembly production which began in late 1992. There was also a slight increase in 1993 in the overall average selling price from a combination of a unit sales mix shift to newer-generation microslider products and favorable end-of-life pricing for minislider products. The negative gross margin from thin-film head operations increased significantly relative to 1992 due to lower manufacturing product yields on newer-generation microsliders and sharply lower unit sales volumes in the last half of 1993. Favorable market conditions in the disk drive industry ended abruptly in mid 1993 and supply of recording heads surpassed demand. As a result, the Company experienced a sharp decrease in demand and intense pricing pressure from head manufacturers with lower priced, older technology products. Additionally, delays in customer qualification of new smaller-sized nanoslider thin-film heads in the fourth quarter of 1993 negatively affected operating results. These significant market changes and the resulting significant continuing operating losses resulted in Dastek's decision in late 1993 to exit the inductive thin-film head business.



LIQUIDITY AND CAPITAL RESOURCES

         Consolidated cash and short-term investments of $93.9 million at the end of 1994 increased slightly from $91.6 million at the end of 1993. Consolidated operating activities generated $97.2 million in cash in 1994. The winding down of Dastek's operations consumed $13.3 million in operating cash flow during the year. Excluding Dastek's cash outflows, the Company generated $110.5 million from its media operations and more than funded its $102.4 million of capital spending for 1994. Sales of Common Stock under the Company's stock option and stock purchase programs during this period generated $12.0 million, while net repayments of short-term notes and long-term obligations used $17.5 million. Proceeds from the disposal of property, plant and equipment, primarily related to dispositions of assets at Dastek, generated $12.1 million.

         Total capital expenditures for 1995 are currently planned at approximately $150 million. Construction of a 230,000 square-foot manufacturing plant on a 55 acre site in the Malaysian state of Sarawak, process improvement programs in the U.S. and Malaysia, installation of two additional sputtering lines and payments on an additional sputtering line (expected to be installed in Malaysia in 1996) are the major components of the capital plan. Non-cancellable commitments at January 1, 1995 total approximately $54.2 million.

         The Company believes that existing cash balances and credit facilities, coupled with anticipated cash flow from operations, will fund its 1995 capital spending plans and allow maintenance of adequate cash balances. The Company has $80.0 million available under various revolving credit agreements including a three-year term $35.0 million facility and two one-year term lines aggregating $45.0 million. The Company will continue to review its cash requirements and evaluate its need for additional financing.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS.

                               KOMAG, INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                               Page

Report of Ernst & Young LLP, Independent Auditors                                12
Consolidated Statements of Operations
     1994, 1993 and 1992                                                         13
Consolidated Balance Sheets, 1994 and 1993                                    14-15
Consolidated Statements of Cash Flows
     1994, 1993 and 1992                                                      16-17
Consolidated Statements of Stockholders' Equity,
     1994, 1993 and 1992                                                         18
Notes to Consolidated Financial Statements                                    19-30


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Komag, Incorporated

     We have audited the accompanying consolidated balance sheets of Komag, Incorporated as of January 1, 1995 and January 2, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 1, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Asahi Komag Co., Ltd. (a corporation in which the Company has a 50% interest) as of January 1, 1995 and January 2, 1994, and for each of the three years in the period ended January 1, 1995. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Asahi Komag Co., Ltd. as of January 1, 1995 and January 2, 1994, and for each of the three years in the period ended January 1, 1995, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Komag, Incorporated at January 1, 1995 and January 2, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                ERNST & YOUNG LLP

San Jose, California
January 31, 1995

                               KOMAG, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                                    Fiscal Year Ended
                                                                      -----------------------------------------
                                                                         1994            1993            1992
                                                                      ---------       ---------       ---------
Net sales (see Note 11)                                               $ 392,391       $ 385,375       $ 326,801
Cost of sales (see Notes 10 and 11)                                     267,005         293,936         259,036
                                                                      ---------       ---------       ---------
        Gross profit                                                    125,386          91,439          67,765

Operating expenses:
   Research, development and engineering                                 21,340          29,641          26,366
   Selling, general and administrative                                   27,101          28,165          21,967
   Restructuring charge                                                    --            38,956            --
                                                                      ---------       ---------       ---------
                                                                         48,441          96,762          48,333
                                                                      ---------       ---------       ---------
        Operating income (loss)                                          76,945          (5,323)         19,432

Other income (expense):
    Interest income                                                       3,306           2,915           4,617
    Interest expense                                                     (2,933)         (5,510)         (2,929)
    Other, net                                                               48             605           1,518
                                                                      ---------       ---------       ---------
                                                                            421          (1,990)          3,206
        Income (loss) before income taxes, minority                   ---------       ---------       ---------
          interests and equity in joint venture income                   77,366          (7,313)         22,638
Provision for income taxes                                               23,210          26,425          18,375
        Income (loss) before minority interests and equity            ---------       ---------       ---------
          in joint venture income                                        54,156         (33,738)          4,263
Minority interests in net income (loss) of
   consolidated subsidiaries                                              1,091         (18,977)         (9,458)
Equity in net income of unconsolidated joint venture                      5,457           4,860           3,172
                                                                      ---------       ---------       ---------
        Net income (loss)                                             $  58,522       $  (9,901)      $  16,893
                                                                      ---------       ---------       ---------

Net income (loss) per share                                           $    2.54       $   (0.46)      $    0.79
                                                                      ---------       ---------       ---------
Number of shares used in per share computation                           22,997          21,372          21,412
                                                                      ---------       ---------       ---------

                 See notes to consolidated financial statements

                               KOMAG, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                    Fiscal Year End
                                                               -------------------------
                                                                  1994            1993
                                                               ---------       ---------
ASSETS

Current Assets
   Cash and cash equivalents                                   $  47,329       $  27,159
   Short-term investments                                         46,619          64,400
   Accounts receivable, less allowances of $2,223 in 1994
      and $3,557 in 1993                                          44,778          43,007
Inventories:
      Raw materials                                               15,030          15,542
      Work-in-process                                              5,652           6,740
      Finished goods                                               3,419           8,800
                                                               ---------       ---------
         Total inventories                                        24,101          31,082
   Prepaid expenses and deposits                                   1,611           2,562
   Deferred income taxes                                           7,069          10,063
                                                               ---------       ---------
         Total current assets                                    171,507         178,273


Investment in Unconsolidated Joint Venture                        22,653          14,706

Property, Plant and Equipment
   Land                                                            4,360           6,197
   Building                                                       33,322          17,753
   Leasehold improvements                                         45,633          49,124
   Furniture                                                       4,711           5,274
   Equipment                                                     294,626         297,535
                                                               ---------       ---------
                                                                 382,652         375,883
    Less allowances for depreciation and amortization           (153,769)       (188,616)
                                                               ---------       ---------
         Net property, plant and equipment                       228,883         187,267

Deposits and Other Assets                                          1,052           2,051
                                                               ---------       ---------
                                                               $ 424,095       $ 382,297
                                                               ---------       ---------

                                                       Fiscal Year End
                                                   ----------------------
                                                     1994          1993
                                                   --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Short-term note payable to banks               $   --        $  3,000
    Trade accounts payable                           17,842        22,765
    Accounts payable to related parties               2,354         3,426
    Accrued compensation and benefits                17,913        16,569
    Other liabilities                                 1,665         2,754
    Income taxes payable                                271         2,102
    Restructuring liability                            --          15,887
    Current portion of long-term debt                13,232        14,505
                                                   --------      --------
            Total current liabilities                53,277        81,008

Long-term Debt, Less Current Portion                 16,250        28,541

Long-term Debt to Related Party                        --             941

Deferred Income Taxes                                18,725        13,010

Other Long-term Liabilities                             548           555

Minority Interest in Consolidated Subsidiary          4,080         2,911

Commitments

Stockholders' Equity
   Preferred Stock, $.01 par value per share:
       Authorized--1,000 shares in 1994
         and 1993
       No shares issued and outstanding                --            --
   Common Stock, $.01 par value per share:
       Authorized--35,000 shares in 1994
         and 1993
       Issued and outstanding--22,901 shares
         in 1994 and 21,766 shares in 1993              229           218
   Additional paid-in capital                       238,262       223,385
   Retained earnings                                 86,790        28,268
   Accumulated translation adjustment                 5,934         3,460
                                                   --------      --------
            Total stockholders' equity              331,215       255,331

                                                   --------      --------
                                                   $424,095      $382,297
                                                   --------      --------

                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Fiscal Year Ended
                                                                        -----------------------------------------
                                                                           1994            1993            1992
                                                                        ---------       ---------       ---------
OPERATING ACTIVITIES
Net cash provided by operating activities--
   see detail on following page                                         $  97,237       $  40,752       $  46,102

INVESTING ACTIVITIES
Acquisition of property, plant and equipment                             (102,435)        (86,249)       (108,909)
Purchases of short-term investments                                       (72,737)        (80,900)        (71,643)
Proceeds from short-term investments                                       90,518          50,700          99,852
Proceeds from disposal of equipment                                        12,072             416              74
Deposits and other assets                                                     983             (72)            (94)
                                                                        ---------       ---------       ---------
               Net cash used in investing activities                      (71,599)       (116,105)        (80,720)

FINANCING ACTIVITIES
Increase in notes payable                                                   1,500          19,000            --
Payments of notes payable                                                  (4,500)           --              --
Increase in long-term obligations                                            --            20,000          20,000
Payments of long-term obligations                                         (14,505)         (9,488)        (10,651)
Sale of Common Stock, net of issuance costs                                12,037           6,826           4,257
Minority interest investments in consolidated subsidiaries                   --            11,031          47,550
                                                                        ---------       ---------       ---------
               Net cash provided by (used in) financing activities         (5,468)         47,369          61,156

                                                                        ---------       ---------       ---------
              Increase (decrease) in cash and cash equivalents             20,170         (27,984)         26,538

Cash and cash equivalents at beginning of year                             27,159          55,143          28,605

                                                                        ---------       ---------       ---------
              Cash and cash equivalents at end of year                  $  47,329       $  27,159       $  55,143
                                                                        ---------       ---------       ---------

                                                                                Fiscal Year Ended
                                                                     --------------------------------------
                                                                       1994           1993           1992
                                                                     --------       --------       --------
Net income (loss)                                                    $ 58,522       $ (9,901)      $ 16,893
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
         Depreciation and amortization                                 47,591         49,025         36,431
         Provision for losses on accounts receivable                     (195)          (191)          (203)
         Undistributed earnings of unconsolidated joint venture        (5,457)        (4,860)        (3,172)
         Loss on disposal of equipment                                  1,156            757          1,381
         Restructuring charge                                            --           38,956           --
         Deferred income taxes                                          8,709          2,030            575
         Deferred rent                                                     (7)           (43)          (181)
         Minority interests in net income (loss) of
            consolidated subsidiaries                                   1,091        (18,977)        (9,458)
         Changes in operating assets and liabilities:
             Accounts receivable                                       (1,576)        (7,459)        (4,409)
             Inventories                                                6,981        (10,885)         1,794
             Prepaid expenses and deposits                              1,419             (4)          (583)
             Trade accounts payable                                    (4,923)         2,404           (172)
             Accounts payable to related parties                       (1,072)        (3,828)         2,597
             Accrued compensation and benefits                          1,344          1,959          3,116
             Other liabilities                                         (1,089)         1,817         (2,032)
             Income taxes payable                                         630            (48)         3,525
             Restructuring liability                                  (15,887)          --             --
                                                                     --------       --------       --------
                Net cash provided by operating activities            $ 97,237       $ 40,752       $ 46,102
                                                                     --------       --------       --------

Supplemental disclosure of cash flow information
    Cash paid for interest                                           $  2,892       $  3,865       $  3,880
    Cash paid for income taxes                                         12,937         24,310         14,053
    Income tax benefit from stock
             options exercised                                          2,851          1,703          1,300

                See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                  Common Stock            Additional                                  Accumulated
                                                -----------------          Paid-in          Notes         Retained    Translation
                                                Shares     Amount          Capital        Receivable      Earnings     Adjustment
                                                ------     ------         ----------      ----------      --------    -----------
BALANCE AT DECEMBER 29, 1991                    20,498      $205          $179,111        $     --         $21,276      $1,485
Contribution for minority interest
    in consolidated subsidiary                                              39,344         (22,581)
Collection of note receivable                                               (4,620)         11,550
Common Stock returned from escrow
    in merger with Dastek                        (225)        (2)                2
Common Stock issued under stock
    option and purchase plans, including
    related tax benefits                           751         7             5,550
Common Stock issued upon exercise
    of stock warrants                               57         1                (1)
Net income                                                                                                  16,893
Accumulated translation adjustment                                                                                         518
                                                ------       ---          --------        --------         -------      ------
BALANCE AT JANUARY 3, 1993                      21,081       211           219,386         (11,031)         38,169       2,003
Collection of note receivable                                               (4,412)         11,031
Common Stock issued under stock
    option and purchase plans, including
    related tax benefits                           685         7             8,411
Net loss                                                                                                    (9,901)
Accumulated translation adjustment                                                                                       1,457
                                                ------       ---          --------        --------         -------      ------
BALANCE AT JANUARY 2, 1994                      21,766       218           223,385              --          28,268       3,460
Common Stock issued under stock
    option and purchase plans, including
    related tax benefits                         1,134        11            14,876
Common Stock issued upon exercise
    of stock warrants                                1                           1
Net income                                                                                                  58,522
Accumulated translation adjustment                                                                                       2,474
                                                ------       ---          --------        --------         -------      ------
BALANCE AT JANUARY 1, 1995                      22,901      $229          $238,262        $     --         $86,790      $5,934
                                                ------       ---          --------        --------         -------      ------

                See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation: The consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries (see Notes 9 and 10) and equity in its unconsolidated joint venture (see Note 11). All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation: The functional currency of the Company's unconsolidated joint venture is the Japanese yen. Translation adjustments relating to the translation of these statements are included as a separate component of stockholders' equity and not included in net income. The functional currency for the Company's Malaysian operation is the U.S. dollar. Remeasurement gains and losses, resulting from the process of remeasuring these foreign currency financial statements into U.S. dollars, are included in operations.


Foreign Exchange Gains and Losses: The Company enters into foreign currency forward exchange contracts to reduce the impact of currency fluctuations on firm purchase order commitments for equipment and construction-in-process. Gains and losses related to these contracts are included in the cost of the assets acquired. The Company had no foreign exchange contracts outstanding at January 1, 1995 or January 2, 1994. The Company had approximately $9 million of unhedged Japanese yen based firm purchase commitments at January 1, 1995 and January 2, 1994.


Cash Equivalents: The Company considers as a cash equivalent any highly liquid investment that matures within three months of its purchase date.

Short-Term Investments: The Company invests its excess cash in high-quality, short-term debt instruments. Short-term investments consist primarily of AAA-rated, municipal auction rate preferred stock with maturities greater than 90 days; however, none of the Company's debt security investments have maturities greater than one year.

In 1994 the Company adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Under FAS 115, the Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. At January 1, 1995 all short-term investments are designated as available for sale. Interest and dividends on the investments are included in interest income. The adoption of FAS 115 did not have a material impact on the Company's financial position or results of operations.


The following is a summary of the Company's investments by major security type at amortized cost, which approximates fair value:

                                                       January 1, 1995
                                                       ---------------
                                                       (in thousands)
State and local government securities                   $70,765
Corporate debt securities                                 2,417
Mortgage-backed securities                               10,677
                                                        -------
                                                        $83,859
                                                        -------

Amounts included in cash and cash equivalents           $37,240
Amounts included in short-term investments               46,619
                                                        -------
                                                        $83,859
                                                        -------

There were no realized gains or losses on the Company's investments during 1994 as all investments were held to maturity during the year.


Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment: Property, plant and equipment, except construction-in-process, are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. The estimated useful life of the Company's building is 30 years. Furniture and equipment are generally depreciated over 5 years and leasehold improvements are amortized over the shorter of the lease term or the useful life.







Revenue Recognition: The Company records sales upon shipment and provides an allowance for estimated returns of defective products.

Research and Development: Research and development costs are expensed as incurred.

Income Taxes: The provision for income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax and book basis of assets and liabilities.

Income (Loss) Per Share: Income per share has been computed using the weighted average number of shares of Common Stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon the assumed exercise of options reflected under the treasury stock method. Loss per share has been computed using the weighted average number of shares of Common Stock outstanding during the period.

Reclassification: Certain reclassifications have been made to the 1993 Consolidated Balance Sheet, Statement of Cash Flows, and related notes to conform to the current year presentation.

Fiscal Year: The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The years ended January 1, 1995 and January 2, 1994 were each comprised of 52 weeks and the year ended January 3, 1993 was comprised of 53 weeks.


NOTE 2.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one business segment which is the development, production and marketing of high-performance thin-film media for use in Winchester disk drives. The Company sells to original equipment manufacturers in the rigid disk drive market and computer system manufacturers that produce their own disk drives. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

Significant customers accounted for the following percentages of net sales in 1994, 1993 and 1992:

                                                             Fiscal Year Ended
                                             ------------------------------------------------
                                                 1994               1993             1992
                                             ------------       ------------     ------------
  Seagate Technology, Inc.                             40%                24%              17%
  Quantum Corporation                                  23%                15%              14%
  Hewlett-Packard Company                              21%                21%    less than 10%
  Western Digital Corporation                          12%      less than 10%              12%
  Conner Peripherals, Inc.                   less than 10%                11%              22%
  Micropolis Corporation                     less than 10%      less than 10%              13%

Quantum Corporation ("Quantum") acquired the disk drive operations of Digital Equipment Corporation ("DEC") in late 1994. The percentages presented above represent the combined sales of product to Quantum and DEC for the years presented.

Summary information for the Company's operations by geographic location is as follows:

                                                1994             1993            1992
                                              ---------       ---------       ---------
                                                            (in thousands)
Net Sales
   To customers from U.S. operations          $ 315,540       $ 369,683       $ 326,801
   To customers from Far East operations         76,851          15,692            --
   Intercompany from Far East operations         16,881          25,806           3,632
                                              ---------       ---------       ---------
                                                409,272         411,181         330,433
   Eliminations                                 (16,881)        (25,806)         (3,632)
                                              ---------       ---------       ---------
   Total net sales                            $ 392,391       $ 385,375       $ 326,801
                                              ---------       ---------       ---------
Operating income (loss)
   U.S operations                             $  48,265       $   7,460       $  25,917
   Far East operations                           25,080         (13,458)         (6,485)
                                              ---------       ---------       ---------
                                                 73,345          (5,998)         19,432
   Eliminations                                   3,600             675            --
                                              ---------       ---------       ---------
   Total operating income (loss)              $  76,945       $  (5,323)      $  19,432
                                              ---------       ---------       ---------
Identifiable assets
   U.S. operations                            $ 387,907       $ 342,192       $ 329,169
   Far East operations                          124,048          89,354          52,111
                                              ---------       ---------       ---------
                                                511,955         431,546         381,280
   Eliminations                                 (87,860)        (49,249)        (25,431)
                                              ---------       ---------       ---------
   Total identifiable assets                  $ 424,095       $ 382,297       $ 355,849
                                              ---------       ---------       ---------

Export sales by domestic operations included the following:

                                                            Fiscal Year Ended
                                               ------------------------------------------
                                                 1994              1993            1992
                                               --------          --------        --------
                                                              (in thousands)
   Far East (see Note 13)                      $199,798          $197,406        $184,490
   Europe                                         1,258            42,570          28,427


NOTE 3.  STOCK OPTION PLANS AND STOCK PURCHASE PLAN

Under the Company's stock option plan ("Plan"), options to purchase up to 6,320,000 shares of Common Stock may be granted to key employees and directors. The Plan provides for issuing both incentive stock options, which must be granted at fair market value at the date of grant, and non-qualified stock options, which may be granted at not less than 85% of fair market value at the date of grant. Outstanding options generally vest over four years and expire no later than ten years from the date of grant. Options may be exercised in exchange for cash or outstanding shares of the Company's Common Stock. Approximately 5,000 shares of the Company's Common Stock were received in exchange for option exercises in 1994. No such exchanges occurred in 1993 or 1992. At January 1, 1995 approximately 880,000 options were available for grant and 3,172,000 shares of Common Stock were reserved for future issuance under these Plans. At January 1, 1995 and January 2, 1994 approximately 641,000 and 959,000, respectively, of the outstanding options were exercisable.

Under an option plan for employees of Dastek, Inc. ("Dastek"), a former joint venture of the Company (see Note 9), options to purchase 1,000,000 shares of the Company's Common Stock were authorized and reserved for issuance. At January 1, 1995, 230,000 options had been exercised and 50,000 options were exercisable under the Dastek plan. No additional options will be granted under the Dastek plan due to the cessation of Dastek's operations.

A summary of stock option transactions is as follows:

                                           Shares         Exercise Price       Total
                                           ------         --------------       -----
                                            (in thousands, except per share amounts)
Outstanding at December 29, 1991           2,362          $ 0.97 - $21.75   $ 20,417
    Granted                                1,203           12.75 -  21.50     19,596
    Exercised                               (578)           0.97 -  14.75     (2,261)
    Cancelled                               (152)           0.97 -  18.63     (1,982)
                                           -----          ---------------   --------
Outstanding at January 3, 1993             2,835            0.97 -  21.75     35,770
    Granted                                  942           15.50 -  24.00     18,701
    Exercised                               (421)           0.97 -  18.50     (3,787)
    Cancelled                               (165)           0.97 -  21.75     (2,490)
                                           -----          ---------------   --------
Outstanding at January 2, 1994             3,191            0.97 -  24.00     48,194
    Granted                                  691           15.75 -  26.75     12,551
    Exercised                               (905)           0.97 -  24.00     (9,850)
    Cancelled                               (627)           4.34 -  24.00    (10,728)
                                           -----          ---------------   --------
Outstanding at January 1, 1995             2,350          $ 5.79 - $26.75   $ 40,167
                                           -----          ---------------   --------

Under the terms of the Employee Stock Purchase Plan, employees may elect to contribute up to 10% of their compensation toward the purchase of shares of the Company's Common Stock. The purchase price per share will be the lesser of 85% of the fair market value of the stock on the first day of enrollment in a twenty-four month offering period or the last day of each semi-annual period within the twenty-four month offering period. The total number of shares of stock that may be issued under the Plan can not exceed 1,400,000 shares. Shares issued under this plan approximated 234,000, 264,000 and 173,000 in 1994, 1993 and 1992, respectively. At January 1, 1995 approximately 414,000 shares of Common Stock were reserved for future issuance under this Plan.


NOTE 4.  BONUS AND PROFIT SHARING PLANS

The Company and its subsidiaries maintain various cash profit sharing plans. Under the terms of the cash profit sharing plans, a percentage of semi-annual operating profit, as defined in the plans, is allocated among all employees who meet certain criteria. Under the terms of the Company's bonus plans, various percentages of an operating unit's annual operating profit, as defined in the respective bonus plans, is paid to eligible employees. The Company expensed $9,083,000, $8,084,000 and $5,968,000 under these bonus and profit sharing plans in 1994, 1993 and 1992, respectively.

The Company and its subsidiaries maintain savings and deferred profit sharing plans. Employees who meet certain criteria are eligible to participate. In addition to voluntary employee contributions to these plans, the Company contributes four percent of semi-annual consolidated operating profit, as defined in the plans. These contributions are allocated to all eligible employees. Furthermore, the Company matches a portion of the employee's contributions to the plans up to a maximum amount. The Company contributed $4,081,000, $2,207,000 and $1,540,000 to the plans in 1994, 1993 and 1992, respectively.

Expenses for the Company's bonus and profit sharing plans are included in selling, general and administrative expense.

NOTE 5.  INCOME TAXES

The provision for income taxes consists of the following:

                                                Fiscal Year Ended
                                   --------------------------------------------
                                    1994               1993              1992
                                   -------          --------           --------
                                                  (in thousands)
   Federal:
       Current                     $13,482          $ 22,863           $ 15,734
       Deferred                      4,437            (4,515)               915
                                   -------          --------           --------
                                    17,919            18,348             16,649
   State:
       Current                         264             1,339              1,887
       Deferred                      4,272             6,580               (340)
                                   -------          --------           --------
                                     4,536             7,919              1,547
   Foreign:
       Current                         755               158                179
                                   -------          --------           --------
                                   $23,210          $ 26,425           $ 18,375
                                   -------          --------           --------


The foreign provision above consists entirely of withholding taxes on royalty payments and foreign taxes of subsidiaries.

Deferred tax assets (liabilities) are comprised of the following:

                                                            Fiscal Year End
                                                      -------------------------
                                                        1994             1993
                                                      --------         --------
                                                            (in thousands)
  Depreciation                                        $ (8,384)         $(8,437)
  State income taxes                                    (5,016)          (4,573)
  Deferred revenue                                      (1,623)            --
  Other deferred income                                 (3,702)            --
                                                      --------         --------
  Gross deferred tax liabilities                       (18,725)         (13,010)

  Inventory valuation adjustments                        1,675            1,245
  Accrued compensation and benefits                      2,466            2,207
  State Income Taxes                                     1,636            4,512
  Other                                                  1,292            2,099
  Tax benefit of net operating losses                   33,600           26,292
                                                      --------         --------
  Gross deferred tax assets                             40,669           36,355

  Deferred tax asset valuation allowance               (33,600)         (26,292)
                                                      --------          -------
                                                      $(11,656)         $(2,947)
                                                      --------          -------


As of January 1, 1995 a 60% owned subsidiary of the Company, Dastek Holding Company, had a federal tax net operating loss carryforward of approximately $96 million. The Company has fully reserved for the potential future federal tax benefit of this net operating loss in the deferred tax asset valuation allowance due to the fact that its utilization is limited to the subsidiary's separately computed future taxable income and that the subsidiary has no history of operating profits. The deferred tax asset valuation allowance increased $7,308,000, $11,719,000 and $7,112,000 in fiscal years 1994, 1993 and
1992, respectively. The $96,000,000 net loss expires at various dates through 2010.


A reconciliation of the income tax provision at the federal statutory rate (35% for 1994 and 1993; 34% for 1992) to the income tax provision at the effective rate is as follows:

                                                                   Fiscal Year Ended
                                                        --------------------------------------
                                                          1994           1993           1992
                                                        --------       --------       --------
                                                                     (in thousands)
  Income taxes computed at federal statutory rate        $27,078        $(2,560)        $7,697
  State and foreign income taxes, net of federal tax
     benefit                                               2,961          5,290          1,021
  Tax-exempt interest income                                (827)          (723)          (762)
  Permanently reinvested foreign earnings                 (6,473)          --             --
  Domestic losses unavailable for offset in
     consolidated return or carryback                       --           21,141          7,326
  Certain foreign losses not currently utilized             --            5,429          2,184
  Write-off of investments in subsidiaries                  --           (2,295)          --
  Other                                                      471            143            909
                                                         -------        -------        -------
                                                         $23,210        $26,425        $18,375
                                                         -------        -------        -------

Foreign pretax income (loss) was $23,882,000, ($15,511,000) and ($6,424,000) in
1994, 1993 and 1992, respectively.

The Company's share of undistributed earnings of the Company's unconsolidated joint venture (see Note 11 to Consolidated Financial Statements), for which the Company has provided no U.S. income taxes, aggregate $16,600,000 net of Japanese income taxes at January 1, 1995. These earnings are considered to be permanently invested in the joint venture.

Komag USA (Malaysia) Sdn., the Company's wholly-owned thin-film media operation in Malaysia, has been granted a tax holiday for a period of five years commencing in July 1993. The impact of this tax holiday was to increase net income by approximately $6,400,000 ($0.28 per share) in 1994. Losses incurred prior to the commencement of the tax holiday, approximately $6,237,000, are available for carryforward to years following the expiration of the tax holiday. The Company has generated $15,000,000 of pretax earnings for which no U.S. tax has been provided.


NOTE 6.  TERM DEBT AND LINE OF CREDIT

Long-term debt is collateralized by equipment with a cost of approximately $5,000,000 at January 1, 1995 and $19,350,000 at January 2, 1994 and consists of the following:

                                                                                 Fiscal Year End
                                                                            ------------------------
                                                                              1994            1993
                                                                            --------        --------
                                                                                   (in thousands)
   Notes payable to banks, variable quarterly interest and
        principal installments through 1998; the notes
        bear interest at various LIBOR and Eurodollar rates
        plus 1.375%                                                         $ 28,541        $ 41,246
   Notes payable to related party, interest payments due
        semi-annually; principal and any unpaid interest due in
        1994 and 1995; the notes bear interest of 9.38% to 9.57%                 941           2,741
   Less current portion                                                      (13,232)        (14,505)
                                                                            --------        --------
                                                                            $ 16,250        $ 29,482
                                                                            --------        --------

At January 1, 1995 long-term debt matures as follows: 1995--$13,232,000; 1996--$6,250,000; 1998--$10,000,000; no maturities occur in 1997.

The Company's credit facilities total $80,000,000 and include a three-year term $35,000,000 line of credit and two one-year term lines aggregating $45,000,000. The three-year term line of credit agreement expires in December 1997 but may be extended, subject to bank approval, annually for an additional year, thus perpetuating its three-year term. The entire $80,000,000 under these unsecured credit facilities remains available.

Certain of the notes payable require the Company to maintain certain financial ratios and comply with covenants which include a prohibition on the payment of dividends.

At January 2, 1994, the Company had $3,000,000 of short-term debt payable to banks bearing interest at 4.5%.

NOTE 7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and Short-term Investments, Accounts Receivable and Certain Other
Liabilities: The carrying values on the Consolidated Balance Sheets approximate fair value at January 1, 1995 and January 2, 1994 due to the relatively short period to maturity of the instruments.

Debt: The carrying values on the Consolidated Balance Sheets approximate fair value at January 1, 1995 and January 2, 1994. Rates currently available to the Company for long-term borrowings with similar terms and remaining maturities were used to estimate the fair value of existing borrowings as the present value of expected cash flows.

Interest-Rate Swap Agreement: The Company uses an interest-rate swap agreement to effectively convert a portion of its floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future income. Approximately 25% ($7,000,000) of the Company's variable rate term debt was subject to the interest rate swap agreement at January 1, 1995. The Company expensed $406,000, $709,000 and $812,000 under this agreement in 1994, 1993 and 1992, respectively. The fair value of the interest rate swap agreement, estimated as the amount that the bank would receive to terminate the agreement, was $91,000 at January 1, 1995.

NOTE 8.  LEASES AND COMMITMENTS

The Company leases most of its production facilities under operating leases that expire at various dates between 1996 and 2001. Certain of these leases include renewal options varying from five to ten years.

At January 1, 1995 the future minimum commitments for all non-cancellable operating leases are as follows (in thousands):

1995                                                     $ 4,247
1996                                                       4,328
1997                                                       3,701
1998                                                       3,603
1999                                                       3,106
Thereafter                                                 2,033
                                                         -------
Total minimum lease payments                             $21,018
                                                         -------


Rental expense for all operating leases amounted to $4,319,000, $5,471,000 and $5,173,000 in 1994, 1993 and 1992, respectively.

The Company has current non-cancellable capital commitments of approximately $54,183,000.

NOTE 9.  DASTEK HOLDING COMPANY

In December 1991 the Company completed a merger with Dastek, Inc. ("Dastek"), a manufacturer of thin-film magnetic recording heads for use in Winchester disk drives. In February 1992, the Company formed a joint venture to produce and market thin-film magnetic recording heads with Asahi Glass America, Inc. ("Asahi America"), a U.S. subsidiary of Asahi Glass Co., Ltd. of Japan. Under the joint venture agreement, the Company contributed to the joint venture both the stock of Dastek and the assets of its existing thin-film head development program. Asahi America in turn contributed to the joint venture nearly $60,000,000 in cash and notes. The notes were paid to the joint venture in 1992 and 1993. Based on these contributions, the Company and Asahi America obtained interests in the joint venture of 60% and 40%, respectively. During 1993 the Company and a subsidiary of Asahi America loaned the Dastek joint venture an additional $24,000,000 and $16,000,000, respectively.

These loans were revalued to their estimated settlement amounts in late 1993 as a result of the restructuring of the thin-film head operations. In December 1993 the Company recorded a one-time charge of $38,956,000 as a result of Dastek's decision to exit the inductive thin-film head business. The net impact of the restructuring charge, after related minority interest and income tax adjustments, was $35,389,000 ($1.66 loss per share for the year ended January 2, 1994). Approximately one-half of the restructuring charge related to the reduction of assets and liabilities to net realizable value. The remaining portion provided for estimated operating losses to be incurred during the completion of existing customer orders and the wind down of Dastek's operations. Dastek ceased its inductive thin-film head operations, sold its equipment at various public auctions, settled with its creditors and was legally dissolved prior to the end of 1994. Based upon the results of these actual shutdown activities, no significant adjustment was required to the aggregate restructuring charge recorded in 1993. Actual operating losses incurred in 1994 were approximately one-third higher than estimated in the 1993 restructuring charge. However, net losses from the sale of Dastek's assets and the settlement of its liabilities were lower by a comparable amount.

NOTE 10.  KOMAG MATERIAL TECHNOLOGY, INC.

The Company's financial statements include the consolidation of the financial results of Komag Material Technology, Inc. ("KMT"), which manufactures and sells aluminum disk substrate products for high-performance magnetic storage media. KMT is owned 55% by the Company and 45% by Kobe Steel USA Holdings Inc. ("Kobe USA"), a U.S. subsidiary of Kobe Steel, Ltd. ("Kobe").

Under a joint venture agreement, Kobe has agreed to supply disk substrate blanks to KMT while the Company has agreed to purchase KMT's entire output of finished substrates. The Company also purchases finished substrates directly from Kobe or its distributors. All parties have also agreed to conduct joint research on the development of aluminum alloy-based blank finishing technologies.

Other transactions between Kobe or its distributors and the Company were as follows:

                                                              Fiscal Year Ended
                                                   --------------------------------------
                                                     1994            1993           1992
                                                   --------       --------       --------
                                                                (in thousands)
Accounts payable to Kobe or its distributors:
    Balance at beginning of year                   $  2,728       $  2,636       $  1,167
       Purchases                                     34,657         33,098         22,374
       Payments                                     (35,151)       (33,006)       (20,905)
                                                   --------       --------       --------
          Balance at end of year                   $  2,234       $  2,728       $  2,636
                                                   --------       --------       --------

NOTE 11.  UNCONSOLIDATED JOINT VENTURE

In 1987 the Company formed a partnership, Komag Technology Partners ("Partnership"), with the U.S. subsidiaries of two Japanese companies and simultaneously formed a subsidiary, Asahi Komag Co., Ltd. ("AKCL"). The Company contributed technology in exchange for a 50% interest in the Partnership, and the subsidiaries of the Japanese companies contributed approximately 1.5 billion yen (approximately $11 million) in exchange for a 50% interest in the Partnership. The Partnership then contributed all the cash and licensed the technology to AKCL in exchange for all of its stock and a limited royalty of 5% of product produced and sold by AKCL. The Partnership and its subsidiary (joint venture) established a facility in Japan to manufacture and sell the Company's thin-film media products in Japan. AKCL also sells its products to the Company for resale outside of Japan.

The Company's share of the joint venture's net income was $5,457,000, $4,860,000 and $3,172,000 in 1994, 1993 and 1992, respectively. Additionally, the Company recorded royalty income of $1,786,000 in 1992. Royalty income, included in other income in the consolidated statements of operations, ceased in 1992 when the contractual limit was reached.

In 1992 AKCL recorded a positive cumulative effect adjustment of $747,000 as a result of a change in accounting method due to the adoption of Statement of Financial Accounting Standard No. 109 (FAS 109) "Accounting for Income Taxes".

Other transactions between the joint venture and the Company were as follows:

                                                        Fiscal Year Ended
                                             --------------------------------------
                                               1994           1993           1992
                                             --------       --------       --------
                                                          (in thousands)
Accounts receivable from joint venture:
    Balance at beginning of year             $    227       $     92       $    730
       Sales                                    1,375            990          1,181
       Cash receipts                           (1,506)          (855)        (1,819)
                                             --------       --------       --------
          Balance at end of year             $     96       $    227       $     92
                                             --------       --------       --------
Accounts payable to joint venture:
    Balance at beginning of year             $    592       $  4,572       $  3,490
       Purchases                                9,752         16,259         31,883
       Payments                               (10,298)       (20,239)       (30,801)
                                             --------       --------       --------
          Balance at end of year             $     46       $    592       $  4,572
                                             --------       --------       --------


Equipment purchases by the Company from its joint venture partners were $11,571,000, $4,998,000 and $9,828,000 in 1994, 1993 and 1992, respectively.

Summary combined financial information for the Partnership and AKCL for the years ended December 31, 1994, 1993 and 1992, and as of December 31, 1994 and 1993 is as follows. The subsidiary's total assets, liabilities, revenues, costs and expenses approximate 100% of the combined totals.

                                                             Fiscal Year Ended
                                                   -----------------------------------
                                                     1994          1993         1992
                                                   --------      --------      -------
                                                              (in thousands)
Summarized Income Statements:
    Net sales                                      $131,335      $119,447      $91,707
    Costs and expenses                              109,674        99,596       80,770
    Provision for income taxes                       10,626        10,094        5,328
    Cumulative effect of change in accounting
        method                                         --            --            747
                                                   --------      --------      -------
                      Net Income                   $ 11,035      $  9,757      $ 6,356
                                                   --------      --------      -------


                                                        Fiscal Year End
                                                     ---------------------
                                                       1994         1993
                                                     --------      -------
                                                         (in thousands)
Summarized Balance Sheets:
    Current assets                                   $ 32,328      $26,835
    Noncurrent assets                                  76,124       60,700
                                                     --------      -------
        Total Assets                                 $108,452      $87,535
                                                     --------      -------

    Current liabilities                              $ 39,677      $30,921
    Long-term obligations                              14,079       17,795
    Partners' capital                                  54,696       38,819
                                                     --------      -------
        Total Liabilities and Partners' Capital      $108,452      $87,535
                                                     --------      -------


NOTE 12.  PARTICIPATION IN HEADWAY TECHNOLOGIES, INC.


In September 1994 the Company announced its participation in Headway Technologies, Inc. ("Headway"), a new company formed to research, develop, and manufacture advanced magnetoresistive ("MR") heads for the data storage industry. Hewlett-Packard Company ("HP") and AKCL (see Note 11) provided the initial cash funding to Headway in exchange for equity interests. The Company and Asahi America licensed to Headway MR technology developed by Dastek and contributed certain research and production equipment in exchange for equity. As a result of these transactions the Company holds a voting interest (direct and indirect combined) in Headway of less than 20%. The Company has no cost basis in its investment in Headway; consequently, anticipated initial losses at Headway will not directly affect the Company's earnings. The Company has not guaranteed any obligation of Headway and is not otherwise committed to provide financial support to Headway.


AKCL invested in Headway in the third quarter of 1994 and recorded a partial writedown of its investment in Headway in the fourth quarter of 1994. Headway is a development stage company and AKCL will continue such writedowns until Headway emerges from the development stage. These partial writedowns are a function of losses incurred at Headway. AKCL's net income for 1994 included a writedown of approximately $480,000, net of tax, of its investment in Headway.

NOTE 13.  QUARTERLY SUMMARIES
(in thousands except per share amounts, unaudited)


                                                                               1994
                                                     --------------------------------------------------------
                                                     1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
                                                     -----------    -----------    -----------    -----------
Net sales                                             $ 97,701       $ 97,774       $ 98,172       $ 98,744
Gross profit                                            32,888         29,897         31,570         31,031
Net income                                              15,444         13,954         15,015         14,109

Net income per share                                  $   0.68       $   0.61       $   0.65       $   0.60


                                                                               1993
                                                     --------------------------------------------------------
                                                     1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
                                                     -----------    -----------    -----------    -----------
Net sales                                             $ 93,556       $103,180       $ 97,452       $ 91,187
Gross profit                                            22,692         27,679         22,915         18,153
Net income (loss)                                        7,628          8,058          4,108        (29,695)

Net income (loss) per share                           $   0.35       $   0.37       $   0.19       $  (1.37)


The results of operations for the fourth quarter of 1993 included a $39.0 million restructuring charge for the winding down of Dastek's inductive thin-film head operation. The net effect of the restructuring charge, after related minority interest and tax adjustments, was $35.4 million ($1.64 loss per share) for the fourth quarter of 1993.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

         1.  FINANCIAL STATEMENTS.


         The following consolidated financial statements of Komag, Incorporated are filed in Part II, Item 8 of this Report on Form 10-K/A:


Report of Ernst & Young LLP, Independent Auditors, on Financial Statements and
  Financial Statement Schedule
Consolidated Statements of Operations -- Fiscal Years 1994, 1993 and 1992 Consolidated Balance Sheets -- January 1, 1995 and January 2, 1994 Consolidated Statements of Cash Flows -- Fiscal Years 1994, 1993 and 1992 Consolidated Statements of Stockholders' Equity -- Fiscal Years 1994, 1993 and
  1992
Notes to Consolidated Financial Statements

         2.  FINANCIAL STATEMENT SCHEDULES.


         The following financial statement schedule of Komag, Incorporated is filed in Part IV, Item 14(d) of this report on Form 10-K/A:


Schedule VIII-Valuation and Qualifying Accounts

Report of Other Auditor
      -- Report of Chuo Audit Corporation on Asahi Komag Co., Ltd.

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3.  EXHIBITS.

3.1 Restated Certificate of Incorporation (incorporated by reference from a similarly numbered exhibit filed with Amendment No. 1 to the Registration Statement filed with the Securities and Exchange Commission on May 26, 1987).


3.2 Certificate of Amendment to Restated Certificate of Incorporation dated February, 7, 1994 (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended January 1,
                 1995).



3.3 Bylaws (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended December 30, 1990).


4.2 Specimen Stock Certificate (incorporated by reference from a similarly numbered exhibit filed with Amendment No. 1 to the Registration Statement filed with the Securities and Exchange Commission on May 26, 1987).


10.1.1 Lease Agreement dated May 24, 1991 between Milpitas-Hillview and Komag, Incorporated (incorporated by reference from Exhibit
                 10.1.2 filed with the Company's report on Form 10-K for the year ended December 29, 1991).



10.1.2 Lease Agreement dated May 24, 1991, between Milpitas-Hillview II and Komag, Incorporated (incorporated by reference from Exhibit 10.1.3 filed with the Company's report on Form 10-K for the year ended December 29, 1991).



10.1.3 Lease Agreement dated October 10, 1991 between Komag, Incorporated and O'Donnell/Milpitas Industrial Associates (incorporated by reference from Exhibit 10.1.4 filed with the Company's report on Form 10-K for the year ended December 29,
                 1991).



10.1.4 Lease Agreement dated July 29, 1988 by and between Brokaw Interests and Komag Corporation (incorporated by reference from Exhibit 10.1.6 filed with the Company's Report on Form 10-K for the year ended January 1, 1989).



10.1.5 Lease Agreement dated May 2, 1989 by and between Stony Point Associates I and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.1.6 filed with the Company's Report on Form 10-K for the year ended December 31, 1989).



10.1.6 Lease Agreement dated May 1, 1990 by and between Guthrie Propertie(s) PTE., Ltd. and Komag Incorporated (incorporated by reference from Exhibit 10.1.10 filed with the Company's Report on Form 10-K for the year ended December 30, 1990).



10.1.7 Amendment to Lease Agreement dated December 28, 1990 by and between Milpitas-Hillview II and Komag, Incorporated (incorporated by reference from Exhibit 10.1.11 filed with the Company's Report on Form 10-K for the year ended December 30,
                 1990).

10.1.8 Second Amendment to Lease dated December 28, 1990 by and between Milpitas-Hillview and Komag, Incorporated (incorporated by reference from Exhibit 10.1.12 filed with the Company's Report on Form 10-K for the year ended December 30, 1990).



10.1.9 First Amendment to Lease dated November 1, 1993 by and between Wells Fargo Bank et al and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.1.14 filed with the Company's Report on Form 10-K for the year ended January 2,
                 1994).



10.1.10 First Amendment to Lease dated January 21, 1994 by and between O'Donnell/Milpitas Industrial Associates and Komag, Incorporated (incorporated by reference from Exhibit 10.1.15 filed with the Company's Report on Form 10-K for the year ended January 2, 1994).



10.1.11 Lease Agreement dated May 27, 1994 by and between Hillview I Partners and Komag, Incorporated (incorporated by reference from Exhibit 10.1.16 filed with the Company's Report on Form 10-Q for the quarter ended July 3, 1994).



10.9 Form of Directors' Indemnification Agreement (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended December 30,
                 1990).


10.10.1 Joint Venture Agreement dated November 9, 1986, as amended January 7, 1987 and January 27, 1987 (incorporated by reference from a similarly numbered exhibit filed with the Registration Statement on Form S-1 (File No. 33-13663) filed with the Securities and Exchange Commission on April 22, 1987) (confidential treatment obtained as to certain portions).

10.10.2 General Partnership Agreement dated January 7, 1987 (incorporated by reference from a similarly numbered exhibit filed with the Registration Statement on Form S-1 (File No. 33-13663) filed with the Securities and Exchange Commission on April 22, 1987).

10.10.3 Technology Contribution Agreement dated January 7, 1987 by and between Komag, Incorporated and Komag Technology Partners (incorporated by reference from a similarly numbered exhibit filed with the Registration Statement on Form S-1 (File No. 33-13663) filed with the Securities and Exchange Commission on April 22, 1987) (confidential treatment obtained as to certain portions).

10.10.4 Technical Cooperation Agreement dated January 7, 1986 by and between Asahi Glass Company, Ltd. and Komag, Incorporated (incorporated by reference from a similarly numbered exhibit filed with the Registration Statement on Form S-1 (File No. 33-13663) filed with the Securities and Exchange Commission on April 22, 1987).


10.10.5 Third Amendment to Joint Venture Agreement dated March 21, 1990 (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10- K for the year ended December 31, 1989).

10.10.6 Joint Venture Agreement dated March 6, 1989 by and between Komag, Incorporated, Komag Material Technology, Inc. and Kobe Steel USA Holdings Inc. (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended December 31, 1989) (confidential treatment obtained as to certain portions).



10.10.7 Joint Development and Cross-License Agreement dated March 10, 1989 by and between Komag, Incorporated, Kobe Steel, Ltd., and Komag Material Technology, Inc. (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended December 31, 1989).



10.10.8 Blank Sales Agreement dated March 10, 1989 by and between Komag, Incorporated, Kobe Steel, Ltd., and Komag Material Technology, Inc. (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended December 31, 1989).



10.10.9 Finished Substrate Agreement dated March 10, 1989 by and between Komag, Incorporated, Kobe Steel, Ltd., and Komag Material Technology, Inc. (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended December 31, 1989)
                 (confidential treatment obtained as to certain portions).


10.10.10         License Agreement dated January 1, 1994 by and between U.S.
                 Philips Corporation and Komag, Incorporated (incorporated by reference from Exhibit 10.10.17 filed with the Company's Report on Form 10-Q for the quarter ended July 3, 1994)
                 (confidential treatment obtained as to certain portions.)



10.10.11 Fourth Amendment to Joint Venture Agreement dated May 24, 1990 (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended January 1, 1995).



10.10.12 Fifth Amendment to Joint Venture Agreement dated November 4, 1994 (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended January 1, 1995).



10.11.1 Restated 1987 Stock Option Plan, effective January 23, 1992 and forms of agreement thereunder (incorporated by reference from a similarly numbered exhibit filed with the Company's report on Form 10-K for the year ended December 29, 1991).



10.11.2 1988 Employee Stock Purchase Plan and forms of agreement thereunder (incorporated by reference from Exhibit 10.11.4 filed with the Company's report on Form 10-K for the year ended December 29, 1991).



10.11.3 Komag, Incorporated 1995 Management Bonus Plan. (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended January 1,
                 1995).



10.11.4 Komag, Incorporated 1994 Management Bonus Plan. (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended January 1,
                 1995).



10.11.5          Komag, Incorporated 1994 Cash Profit Sharing Plan.
                 (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended January 1, 1995).


10.11.6 1988 Employee Stock Purchase Plan Joinder Agreement dated July 1, 1993 between Komag, Incorporated and Komag USA (Malaysia) Sdn. (incorporated by reference from

                 Exhibit 10.11.11 filed with the Company's Report on Form 10-K for the year ended January 2, 1994).



10.11.7 Komag Material Technology, Inc. 1994 Management Bonus Plan (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended January 1, 1995).



10.11.8 Komag Material Technology, Inc. 1994 Cash Profit Sharing Plan (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended January 1, 1995).



10.11.9 Komag Savings and Deferred Profit Sharing Plan and Amendment No. 1 to the Plan dated July 23, 1993 (incorporated by reference from Exhibit 10.11.16 filed with the Company's Report on Form 10-K for the year ended January 2, 1994).



10.11.10         Komag, Incorporated Deferred Compensation Plan
                 (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended January 1, 1995).



10.11.11 Komag Material Technology, Inc. Deferred Compensation Plan (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended January 1, 1995).


10.12 Confidential Disclosure Agreement dated August 3, 1983 between Ulvac Corp. and Komag, Incorporated (incorporated by reference from Exhibit 10.13 filed with the Registration Statement on Form S-1 (File No. 33-13663) filed with the Securities and Exchange Commission on April 22, 1987).

10.13 Common Stock Purchase Agreement dated December 9, 1988 by and between Komag, Incorporated and Asahi Glass Co., Ltd. (incorporated by reference from Exhibit 1 filed with the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 1988).


10.14 Common Stock Purchase Agreement dated February 6, 1990 by and between Komag, Incorporated and Kobe Steel USA Holdings Inc. (incorporated by reference from Exhibit 10.17 filed with the Company's Report on Form 10-K for the year ended December 31,
                 1989).



10.15 Registration Rights Agreement dated March 21, 1990 by and between Komag, Incorporated and Kobe Steel USA Holdings Inc. (incorporated by reference from Exhibit 10.18 filed with the Company's Report on Form 10-K for the year ended December 31,
                 1989).


10.16            Amendment No. 1 to Common Stock Purchase Agreement dated
                 March 21, 1990 by and between Komag, Incorporated and Asahi Glass Co., Ltd. (incorporated by reference from Exhibit 10.19 filed with Amendment No. 1 to the Registration Statement filed with the Securities and Exchange Commission on May 26, 1987).

10.17 Amended and Restated Registration Rights Agreement dated March 21, 1990 by and between Komag, Incorporated and Asahi Glass Co., Ltd. (incorporated by reference from Exhibit 10.20 filed with Amendment No. 1 to the Registration Statement filed with the Securities and Exchange Commission on May 26, 1987).


10.18 Term Loan Agreement dated January 10, 1992 by and between First Interstate Bank of California and Komag, Incorporated (incorporated by reference from Exhibit 10.21 filed with the Company's report on Form 10-K for the year ended December 29,
                 1991).

10.19 Revolving Credit and Term Loan Agreement dated January 31, 1992 by and between Comerica Bank-California (Formerly Plaza Bank of Commerce) and Komag, Incorporated (incorporated by reference from Exhibit 10.22 filed with the Company's report on Form 10-K for the year ended December 29, 1991).



10.20 Amendment Number One to Revolving Credit and Term Loan Agreement dated as of January 28, 1994 by and between Comerica Bank-California and Komag, Incorporated. (incorporated by reference from Exhibit 10.25 filed with the Company's Report on Form 10-K for the year ended January 2, 1994).



10.21 Supply Agreement dated June 29, 1992 between Proquip, Inc. and Komag, Incorporated (incorporated by reference from Exhibit
                 10.26 filed with the Company's report on Form 10-K for the year ended January 3, 1993) (confidential treatment obtained as to certain portions).



10.22 Letter dated February 10, 1992 from the Malaysian Industrial Development Authority addressed to Komag, Incorporated approving the "Pioneer Status" of the Company's thin-film media venture in Malaysia (incorporated by reference from Exhibit 10.28 filed with the Company's report on Form 10-K for the year ended January 3, 1993).



10.23 Amendment Number Two to Revolving Credit and Term Loan Agreement dated as of February 28, 1994 by and between Comerica Bank-California and Komag, Incorporated. (incorporated by reference from Exhibit 10.32 filed with the Company's Report on Form 10-K for the year ended January 2, 1994).



10.24 Credit Agreement between Komag, Incorporated and First Interstate Bank of California -- Three Year Facility -- dated December 15, 1994 (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended January 1, 1995).



10.25 Credit Agreement between Komag, Incorporated and First Interstate Bank of California -- One Year Facility -- dated December 15, 1994 (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended January 1, 1995).



10.26 Letter dated December 15, 1994 from Standard Chartered Bank addressed to Komag USA (Malaysia) Sdn. to extend the maturity date and modify certain terms of a revolving credit facility (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended January 1, 1995).



11.1 Computation of Income (Loss) per Share (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended January 1,
                 1995).



22.1 List of Subsidiaries (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended January 1, 1995).


23.1             Consent of Ernst & Young LLP.

23.2             Consent of Chuo Audit Corporation.


24.1 Power of Attorney (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended January 1, 1995).




-----------------
The Company agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company.

         (b) REPORTS ON FORM 8-K.

         Not Applicable

UNDERTAKING

         For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows:

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the 1933 Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered on the Form S-8 identified below, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the 1933 Act and will be governed by the final adjudication of such issue.

         The preceding undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-16625 (filed August 19,
1987), 33-19851 (filed January 28, 1988), 33-25230 (filed October 28, 1988),
33-41945 (filed July 29, 1991), 33-45469 (filed February 3, 1992), 33-53432
(filed October 16, 1992) and 33-80594 (filed June 22, 1994).

SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN MILPITAS, CALIFORNIA ON THIS 24TH DAY OF AUGUST, 1995.

                                       Komag, Incorporated

                                            By /s/ William L. Potts, Jr.
                                               ---------------------------------
                                               William L. Potts, Jr.
                                               Vice President -- Chief Financial
                                                     Officer and Secretary

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:


         Name                                      Title                            Date
         ----                                      -----                            ----

  TU CHEN*                          Chairman of the Board                       August 24, 1995
----------------------------        and Director
  (Tu Chen)


  STEPHEN C. JOHNSON*               President, Chief Executive Officer          August 24, 1995
----------------------------
  (Stephen C. Johnson)


/s/  WILLIAM L. POTTS, JR.          Vice President-Chief Financial              August 24, 1995
----------------------------        Officer and Secretary
  (William L. Potts, Jr.)           (Principal Financial
                                    and Accounting Officer)

  CRAIG R. BARRETT*                 Director                                    August 24, 1995
----------------------------
  (Craig R. Barrett)

  CHRIS A. EYRE*                    Director                                    August 24, 1995
----------------------------
  (Chris A. Eyre)

  IRWIN FEDERMAN*                   Director                                    August 24, 1995
----------------------------
  (Irwin Federman)

  GEORGE A. NEIL*                   Director                                    August 24, 1995
----------------------------
  (George A. Neil)

  MAX PALEVSKY*                     Director                                    August 24, 1995
----------------------------
  (Max Palevsky)

  ANTHONY SUN*                      Director                                    August 24, 1995
----------------------------
  (Anthony Sun)

  MASAYOSHI TAKEBAYASHI*            Director                                    August 24, 1995
----------------------------
  (Masayoshi Takebayashi)

*By /s/ WILLIAM L. POTTS, JR.
    ------------------------
    (William L. Potts, Jr.
    Attorney-in-Fact)


ITEM 14(d) FINANCIAL STATEMENT SCHEDULES.

                              KOMAG, INCORPORATED

                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


COL. A                                         COL. B          COL. C             COL. D          COL. E
------                                         ------          ------             ------          ------
                                                              ADDITIONS
                                              BALANCE AT      CHARGED TO                          BALANCE
                                              BEGINNING       COSTS AND                           AT END
DESCRIPTION                                   OF PERIOD       EXPENSES          DEDUCTIONS        OF PERIOD
-----------                                   ---------       --------          ----------        ---------
Year ended January 3, 1993
        Allowance for doubtful accounts       $  3,067       $    (94)          $  1,056          $  1,917
        Allowance for sales returns              1,268          3,065(1)           2,989(2)          1,344
                                              --------       --------           --------          --------
           Sub total                             4,335          2,971              4,045             3,261
        Allowance for long-term notes              139           (109)                30              --
                                              --------       --------           --------          --------
                                              $  4,474       $  2,862           $  4,075          $  3,261
                                              ========       ========           ========          ========

Year ended January 2, 1994
        Allowance for doubtful accounts       $  1,917       $   (191)          $     44          $  1,682
        Allowance for sales returns              1,344          3,163(1)           2,632(2)          1,875
                                              --------       --------           --------          --------
           Sub total                             3,261          2,972              2,676             3,557
        Restructuring liability (3)               --           38,956             23,069(4)         15,887
                                              --------       --------           --------          --------
                                              $  3,261       $ 41,928           $ 25,745          $ 19,444
                                              ========       ========           ========          ========

Year ended January 1, 1995
        Allowance for doubtful accounts       $  1,682       $   (195)          $   --            $  1,487
        Allowance for sales returns              1,875          2,146(1)           3,285(2)            736
                                              --------       --------           --------          --------
           Sub total                             3,557          1,951              3,285             2,223
        Restructuring liability (3)             15,887           --               15,887(5)           --
                                              --------       --------           --------          --------
                                              $ 19,444       $  1,951           $ 19,172          $  2,223
                                              ========       ========           ========          ========

    (1) Additions to the allowance for sales returns are netted against sales.
    (2) Actual sales returns of subsequently scrapped product were charged against the allowance for sales returns. Actual sales returns of product that was subsequently tested and shipped to another customer were netted directly against sales.
    (3) Relates to the restructuring of Dastek, Inc., the Company's thin-film head joint venture. See Note 9 to the Consolidated Financial Statements.
    (4) Primarily represents reductions of assets and liabilities to their estimated net realizable values.
    (5) Primarily represents operating losses incurred during the shutdown of Dastek, Inc.

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Asahi Komag Co., Ltd.

     We have audited the accompanying balance sheet of Asahi Komag Co., Ltd. as of December 31, 1994 and 1993, and the related statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Headway Technologies, Inc. ("Headway"), the Company's investment in which, recorded using the cost method, represents eight percent of the Company's total assets as of December 31, 1994. Those statements were audited by other auditors whose report has been provided to us and our opinion, insofar as it relates to the amounts included for Headway, is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Asahi Komag Co., Ltd. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles applicable in the United States of America.

     As discussed in Note 2g to the financial statements, the Company changed its method of accounting for income taxes in 1992.

                                                     CHUO AUDIT CORPORATION

Tokyo, Japan
January 27, 1995