Form 10-Q
period 1995-10-01
KOMAG INC /DE/
filed 1995-11-13
CIK 813347

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended October 1, 1995
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

                              Yes /X/      No / /

On October 1, 1995, 25,203,597 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                     INDEX

                              KOMAG, INCORPORATED


                                                                        Page No.
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated income statements--Three- and
         nine-months ended October 1, 1995, and
         October 2, 1994 ..........................................         3

         Consolidated balance sheets--October 1, 1995,
         and January 1, 1995 ......................................         4

         Consolidated statements of cash flows--Nine
         months ended October 1, 1995, and
         October 2, 1994 ..........................................         5

         Notes to consolidated financial statements--
         October 1, 1995 ..........................................       6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ............      8-13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ........................................        13

Item 2.  Changes in Securities ....................................        13

Item 3.  Defaults Upon Senior Securities ..........................        13

Item 4.  Submission of Matters to a Vote of Security Holders ......        13

Item 5.  Other Information ........................................        13

Item 6.  Exhibits and Reports on Form 8-K .........................        14

SIGNATURES ........................................................        15

PART I.   FINANCIAL INFORMATION

                               KOMAG, INCORPORATED
                         CONSOLIDATED INCOME STATEMENTS
                      (In Thousands, except per share data)
                                   (Unaudited)

                                                                   Three Months             Nine Months
                                                                      Ended                    Ended
                                                             ----------------------    ----------------------
                                                                 OCT 1        Oct 2        OCT 1        Oct 2
                                                                  1995         1994         1995         1994
                                                             ---------    ---------    ---------    ---------

Net sales                                                    $ 132,835    $  98,172    $ 358,705    $ 293,647
Cost of sales                                                   79,513       66,602      226,596      199,292
                                                             ---------    ---------    ---------    ---------
          GROSS PROFIT                                          53,322       31,570      132,109       94,355

Operating expenses:
     Research, development and engineering                       5,863        5,324       17,875       16,137
     Selling, general and administrative                        12,236        6,499       30,274       20,415
                                                             ---------    ---------    ---------    ---------
                                                                18,099       11,823       48,149       36,552
                                                             ---------    ---------    ---------    ---------
          OPERATING INCOME                                      35,223       19,747       83,960       57,803

Other income (expense):
     Interest income                                             1,264          902        3,428        2,420
     Interest expense                                             (528)        (679)      (1,726)      (2,301)
     Other, net                                                  1,539           53        1,983          205
                                                             ---------    ---------    ---------    ---------
                                                                 2,275          276        3,685          324

                                                             ---------    ---------    ---------    ---------
Income before income taxes, minority interest,
   and equity in joint venture income                           37,498       20,023       87,645       58,127
Provision for income taxes                                       9,373        6,387       21,910       17,437
                                                             ---------    ---------    ---------    ---------
Income before minority interest and equity in
   joint venture income                                         28,125       13,636       65,735       40,690
Minority interest in net income of consolidated subsidiary         488          265        1,359          672
Equity in net income of unconsolidated joint venture             2,762        1,644        4,264        4,395
                                                             ---------    ---------    ---------    ---------
          NET INCOME                                         $  30,399    $  15,015    $  68,640    $  44,413
                                                             =========    =========    =========    =========


Net income per share                                         $    1.21    $    0.65    $    2.81    $    1.94
                                                             =========    =========    =========    =========


Number of shares used in per share computation                  25,033       23,053       24,405       22,855
                                                             =========    =========    =========    =========


                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                               OCT 1    January 1
                                                                1995         1995
                                                         -----------    ---------
                                                         (UNAUDITED)       (note)
ASSETS
Current Assets
    Cash and cash equivalents                              $ 172,752    $  47,329
    Short-term investments                                    28,936       46,619
    Accounts receivable less
    allowances of
        $3,136 in 1995 and                                    67,655       44,778
        $2,223 in 1994
    Inventories:
        Raw materials                                         20,138       15,030
        Work-in-process                                        4,814        5,652
        Finished goods                                         3,679        3,419
                                                           ---------    ---------
            Total inventories                                 28,631       24,101
        Prepaid expenses and deposits                          3,720        1,611
        Deferred income taxes                                  7,069        7,069
                                                           ---------    ---------
            Total current assets                             308,763      171,507
Investment in Unconsolidated Joint Venture                    27,047       22,653
Property, Plant and Equipment
    Land                                                       4,360        4,360
    Building                                                  37,045       33,322
    Equipment                                                387,578      294,626
    Furniture                                                  5,894        4,711
    Leasehold Improvements                                    50,746       45,633
                                                           ---------    ---------
                                                             485,623      382,652
    Less allowances for depreciation and amortization       (197,844)    (153,769)
                                                           ---------    ---------
            Net property, plant and equipment                287,779      228,883
Deposits and Other Assets                                        830        1,052
                                                           ---------    ---------
                                                           $ 624,419    $ 424,095
                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Trade accounts payable                                 $  30,612    $  20,196
    Accrued compensation and benefits                         24,466       17,913
    Other liabilities                                          1,506        1,665
    Income taxes payable                                      13,290          271
    Current portion of long-term debt                             --       13,232
                                                           ---------    ---------
            Total current liabilities                         69,874       53,277
Long-term Debt, less current portion                              --       16,250
Deferred Income Taxes                                         18,725       18,725
Other Long-term Liabilities                                      493          548
Minority Interest in Consolidated Subsidiary                   5,159        4,080
Stockholders' Equity
    Preferred stock                                               --           --
    Common stock                                                 252          229
    Additional paid-in capital                               368,433      238,262
    Retained earnings                                        155,430       86,790
    Accumulated foreign currency translation adjustments       6,053        5,934
                                                           ---------    ---------
            Total stockholders' equity                       530,168      331,215
                                                           ---------    ---------
                                                           $ 624,419    $ 424,095
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

                               KOMAG, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                     ----------------------
                                                                         OCT 1        Oct 2
                                                                          1995         1994
                                                                     ---------    ---------
OPERATING ACTIVITIES
  Net income                                                         $  68,640    $  44,413
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                     45,659       35,356
      Provision for losses on accounts receivable                          554          158
      Equity in net income of unconsolidated joint venture              (4,264)      (4,395)
      Loss on disposal of equipment                                        524          470
      Deferred rent                                                        (55)          11
      Minority interest in net income of consolidated subsidiary         1,359          672
      Changes in operating assets and liabilities:
         Accounts receivable                                           (23,431)      (3,643)
         Inventories                                                    (4,530)       6,604
         Prepaid expenses and deposits                                  (2,629)         700
         Trade accounts payable                                          9,014       (5,354)
         Accounts payable to related parties                             1,402          834
         Accrued compensation and benefits                               6,553          632
         Other liabilities                                                (159)      (1,059)
         Income taxes payable                                           13,528        4,231
         Restructuring liability                                            --      (15,887)
                                                                     ---------    ---------
               Net cash provided by operating activities               112,165       63,743

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment                        (105,199)     (62,143)
  Purchases of short-term investments                                  (22,461)     (63,618)
  Proceeds from short-term investments at maturity                      40,144       75,440
  Proceeds from disposal of property, plant, and equipment                 120       12,071
  Deposits and other assets                                                222        1,091
                                                                     ---------    ---------
               Net cash used in investing activities                   (87,174)     (37,159)

FINANCING ACTIVITIES
  Increase in notes payable                                                 --        1,500
  Payments of notes payable                                                 --       (4,500)
  Payments of long-term obligations                                    (29,482)     (11,275)
  Sale of Common Stock, net of issuance costs                          130,194        8,533
  Distribution to minority interest holder                                (280)          --
                                                                     ---------    ---------
               Net cash provided by (used in) financing activities     100,432       (5,742)
         Increase in cash and cash equivalents                         125,423       20,842

  Cash and cash equivalents at beginning of year                        47,329       27,159
                                                                     ---------    ---------

         Cash and cash equivalents at end of period                  $ 172,752    $  48,001
                                                                     ---------    ---------

                 See notes to consolidated financial statements.

                              KOMAG, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                OCTOBER 1, 1995


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended October 1, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 1, 1995.

     The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three- and nine-month reporting periods for the comparable years included in this report are each comprised of thirteen weeks and thirty-nine weeks, respectively.

NOTE 2 - INVESTMENT IN DEBT SECURITIES

         The Company invests its excess cash in high-quality, short-term debt and equity instruments. Short-term investments consist primarily of AAA-rated, municipal auction-rate preferred stock with maturities greater than 90 days. None of the Company's investments have maturities greater than one year.

     The following is a summary of the Company's investments by major security type at amortized cost which approximates its fair value:

                                                       OCT 1          Jan 1
(in thousands)                                          1995           1995
                                                 -----------    -----------
State and local government securities               $170,811        $70,765
Corporate debt securities                              5,367          2,417
Mortgage-backed securities                            27,421         10,677
                                                 -----------    -----------
                                                    $203,599        $83,859
                                                 -----------    -----------

Amounts included in cash and cash equivalents       $174,663        $37,240
Amounts included in short term investments            28,936         46,619
                                                 -----------    -----------
                                                    $203,599        $83,859
                                                 -----------    -----------


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

NOTE 4 - STOCKHOLDERS' EQUITY

     In September 1995, the Company raised $122.3 million from the sale of 1,750,000 shares of Common Stock through a follow-on public stock offering.

     In November 1995, the Company's Board of Directors approved, subject to stockholder approval, an increase in the number of authorized shares of Common Stock from 35,000,000 to 85,000,000. Additionally, the Board of Directors adopted resolutions declaring a two-for-one stock split on the Company's outstanding Common Stock to stockholders of record on December 21, 1995. The stock split is subject to stockholder approval of the increase in the number of authorized shares of Common Stock. The accompanying unaudited consolidated financial statements do not reflect this proposed stock split.

                              KOMAG, INCORPORATED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Revenue
         Net sales of thin-film media increased 35% in the third quarter of 1995 relative to the third quarter of 1994. The combination of unit sales volume growth and an increase in the overall average selling price resulted in the substantially higher net sales. Approximately 60% of the improvement in net sales was attributable to higher unit sales volume in the third quarter of 1995 relative to the third quarter of 1994. The overall average selling price typically strengthens only as the result of product mix shifts to higher-priced, more technologically advanced product offerings. Price reductions for individual product offerings are characteristic of the thin-film media industry. The Company began a rapid transition to its current highest-density product offering (1800 Oe) in the fourth quarter of 1994. Sales of this product accounted for 78% of unit sales in the third quarter of 1995, up from 61%, 41% and 14% of unit sales in the immediately prior three quarters, respectively. The higher sales mix of 1800 Oe product and a favorable pricing environment arising from an industry shortage of this product strengthened the overall average selling price in the third quarter of 1995 relative to the third quarter of 1994. Unit sales of the Company's highest density product offering in the third quarter of 1994 (1600 Oe) accounted for approximately 73% of net sales in the quarter, but revenues in the 1994 quarter were adversely affected by pricing as industry supply of this product met or exceeded demand.

     In addition to sales of its internally produced disk products, the Company resells products manufactured by its Japanese joint venture, Asahi Komag Co., Ltd. ("AKCL"). Distribution sales of thin-film media manufactured by AKCL were $0.2 million in the third quarter of 1995 compared to $3.3 million in the third quarter of 1994. The Company expects that distribution sales of AKCL product will be minimal for the remainder of 1995 and through 1996 as demand within the Japanese thin-film media market is expected to absorb most of AKCL's production output.

     Net sales increased 22% in the first nine months of 1995 relative to the first nine months of 1994. Over two-thirds of the increase was due to higher unit sales volume. The overall average selling price increased between the comparable nine-month periods due to the transition to 1800

Oe product and the favorable pricing environment arising from strong market demand. Distribution sales of AKCL manufactured thin- film media were $0.6 million in the first nine months of 1995 compared to $8.9 million in the first nine months of 1994.

     During the third quarter of 1995 four customers individually accounted for at least ten percent of consolidated net sales: Seagate Technology, Inc. (44%), Quantum Corporation (26%), Hewlett-Packard Company (12%), and Western Digital Corporation (11%). The Company expects that it will continue to derive a substantial portion of its sales from a relatively few number of customers. The distribution of sales among customers may vary from quarter to quarter based on the match of the Company's product capabilities with specific disk drive programs of the customers.

     Increased production volume may occur due to increased effective capacity (additional production lines and/or reduced process cycle time) and improvements in manufacturing efficiencies (yields and/or equipment utilization). The increased unit production volume required to support the growth in unit sales in the third quarter of 1995 relative to the third quarter of 1994 was almost entirely achieved through an increase in effective production capacity. The Company has historically increased effective production capacity through implementation of process improvement programs designed to improve unit output and the addition of sputtering lines. Shortened process cycle times resulting from these process improvement programs accounted for approximately one-half of the increase in effective capacity in the third quarter of 1995 relative to the third quarter of 1994. Net physical capacity additions provided the remaining increase in unit production volume. The Company added three new sputtering lines in August 1994, March 1995 and September 1995. The Company has a total of fifteen production sputteing lines, ten of which are in the U.S. and five in Malaysia. In late 1994, the Company began a program to upgrade its sputtering machines to enhance product capabilities and shorten process cycle times. The Company expects one machine will be out of production on a rotating basis for the next two years. Unit production provided by a slightly improved manufacturing yield partially offset the unfavorable impact of lower equipment utilization in the third quarter of 1995 relative to the third quarter of 1994.

     Increased unit production volume in the first nine months of 1995 compared to the first nine months of 1994 was primarily achieved through higher effective capacity in the current year period. Approximately one-half of the effective capacity increase resulted from process cycle time reductions. Net physical capacity additions provided the remaining increase in effective capacity. The effects of slightly lower equipment utilization in the first nine months of 1995 relative to the first nine months of 1994 were partially offset by an improvement in manufacturing yields. The Company anticipates that overall unit production volume will continue to rise during the fourth quarter of 1995. Assuming market demand continues to remain strong, the Company will remain production constrained during this time period.

Gross Margin
         The gross margin percentage for the third quarter of 1995 was 40.1%, up markedly from the 32.2% gross margin achieved for the third quarter of 1994. The gross margin percentage for the first nine months of 1995 increased to 36.8% from 32.1% for the first nine months of 1994. The increases for both the three- and nine-month comparisons were primarily due to the higher overall average selling price resulting from the favorable sales mix shift to 1800 Oe products. Shortened sputter cycle times, manufacturing efficiencies and a smaller mix of lower-margin distribution sales of product manufactured by AKCL also contributed to the improved gross margin percentage for both the three- and nine-month periods of 1995 relative to the comparable periods of 1994. The positive effects of these improvements for the first nine months of 1995 were offset in part by 1800 Oe production start-up costs incurred during the first quarter at the Company's Malaysian facility, by higher process and computer equipment write-offs in the current year, and by the effects of an electrical power disruption in Malaysia lasting for several days late in the second quarter of 1995.

         The gross margin percentage for third quarter of 1995 reached an historical high for the Company. Shortened sputter cycle times and manufacturing efficiency improvements, combined with a rising overall average selling price due to the Company's continuing mix shift to 1800 Oe disks and a favorable pricing environment arising from an industry shortage of these high performance disks, resulted in the record gross margin percentage. To the extent these factors continue for the next several quarters, gross margins could remain near the high end of the Company's historical range. Longer term the Company's gross margin performance will depend on the Company's ability to introduce disk products at both the current 1800 Oe and next-generation 2000 Oe density levels that support near-contact recording and eventually magneto-resistive technology. While the Company believes that it has developed products to address these requirements, there can be no assurance that the performance of the Company's products will meet or exceed the performance of its competitors' products. Failure to maintain technology leadership would adversely effect the Company's gross margin.

Operating Expenses
         Research and development ("R&D") expenses increased 10% ($0.5 million) and 11% ($1.7 million) in the three- and nine-month periods of 1995, respectively, compared to the comparable periods of 1994. The increases between these periods were mainly due to development costs for advanced thin-film media. Selling, general and administrative ("SG&A") expenses increased $5.7 million and $9.9 million in the third quarter of 1995 relative to the third quarter of 1994 and in the nine-month period of 1995 relative to the nine-month period of 1994, respectively. The increases were primarily due to higher provisions for the Company's bonus and profit sharing programs resulting from the substantially higher operating performance in the 1995 periods. Provisions for bad debt increased $0.7 million and $0.5 million between the comparable three- and nine-month periods, respectively. Excluding provisions for bad debt and the Company's bonus and profit sharing programs, SG&A expenses increased approximately $1.2 million between the three-month periods and $1.6 million between the nine-month periods. Increases in administrative costs required to support the growth in the business accounted for the majority of the increase.

Interest and Other Income/Expense
         Interest income increased $0.4 million (40%) in the third quarter of 1995 relative to the third quarter of 1994 and $1.0 million (42%) in the nine-month period of 1995 relative to the comparable nine-month period of 1994. The increase in the comparable three-month periods was due primarily to higher average cash and short-term investment balances and the change in the comparable nine-month periods was due primarily to higher interest rates in the current year period. Interest expense decreased $0.2 million (22%) in the third quarter of 1995 relative to the third quarter of 1994 and $0.6 million (25%) in the nine-month period of 1995 relative to the comparable period in 1994 due to lower average outstanding debt balances in the current year periods. Other income increased $1.5 million in the third quarter of 1995 compared to the third quarter of 1994 and $1.8 million in the nine-month period of 1995 relative to the comparable nine-month period of 1994. The increase between the three- and nine-month periods was primarily due to the accrual for an insurance recovery related to an electrical power disruption at the Company's Malaysian manufacturing facility.

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

Minority Interest in KMT/Equity in Net Income of AKCL
         The minority interest in the net income of consolidated subsidiary represented Kobe Steel USA Holdings Inc's 45% share of Komag Material Technology, Inc.'s ("KMT's") net income. KMT recorded net income of $1.1 million and $3.0 million in the third quarter and nine-month period of 1995, respectively, compared to $0.6 million and $1.5 million in the third quarter and nine-month period of 1994, respectively.

     The Company records 50% of AKCL's net income as equity in net income of unconsolidated joint venture. AKCL reported net income of $5.5 million in the third quarter of 1995, up from $3.3 million in the third quarter of 1994. AKCL reported net income of $8.5 million for the nine-month period of 1995 compared to $8.8 million for the nine-month period of 1994. AKCL's functional currency is the Japanese yen and the Company translates AKCL's yen-based income statements to U.S. dollars at the average exchange rate for the period. The yen strengthened approximately 5% and 11% between the comparable three-and nine-month periods, respectively. AKCL's net income would have been approximately $5.3 million and $7.6 million in the third quarter and nine-month period of 1995, respectively, had the yen-based income statement been translated at the average rates in effect for the comparable 1994 periods. The difference between the 1994 results and the yen adjusted 1995 results for the three month periods was due to improved operating results. The change in the nine-month period was attributable to the combination of improved operating performance and the partial writedown of AKCL's investment in Headway Technologies, Inc. (Headway). AKCL recorded writedowns of its investment in Headway of $2.2 million (net of tax) in the first half of 1995. No writedown of AKCL's investment in Headway was required in the third quarter of 1995 as Headway's operating losses were entirely offset by receipt of license revenue. Additional writedowns by AKCL may be required if Headway is not profitable in future quarters.

LIQUIDITY AND CAPITAL RESOURCES:

         Cash and short-term investments of $201.7 million at the end of the third quarter of 1995 increased $107.8 million from the end of the prior fiscal year. Consolidated operating activities generated $112.2 million in cash during the nine-month period of 1995 and more than funded the Company's $105.2 million of capital spending during the nine-month period. Sales of Common Stock under the Company's stock option and stock purchase programs during this period generated $8.2 million, while scheduled repayments of long-term obligations used $9.5 million. In September 1995, the Company raised $122 million (net of underwriting commissions and expenses) through a public offering of 1.75 million shares of the Company's common stock. The Company used $20 million of the proceeds from the stock offering to repay all of its long-term debt.

     Total capital expenditures for 1995 are currently planned at approximately $150 million. Construction of a 230,000 square-foot manufacturing plant on a 55-acre site in the east Malaysian state of Sarawak, capital expenditures associated with process improvements in the U.S. and Malaysian facilities, installation of two additional sputtering lines, and payments on an additional sputtering line (expected to be installed in Malaysia in 1996) are the major components of the capital plan. Current non-cancellable commitments total approximately $136 million.

The Company believes that, in order to achieve its long-term expansion objectives and maintain and enhance its competitive position, it will need significant additional financial resources over the next several years for capital expenditures, working capital, and research and development. During the two-year period of 1995 and 1996, the Company expects to spend approximately $400 million to construct three new production facilities and to add production equipment at its existing facilities as well as at two of the newly-constructed facilities. The Company has partially completed construction of a 230,000 square foot facility in the Malaysian state of Sarawak, recently broke ground for its new 200,000 square foot facility in San Jose, California, and is currently completing site development activities for a new Southeast Asian facility. Assuming a continued strong operating performance, the Company has potential cash resources to fund these expenditures through a combination of cash flow from operations, its cash balances recently enhanced by the follow-on public offering, and funds available from existing bank lines of credit. Additionally the Company is currently in negotiations to expand its credit facilities. The Company anticipates that capital expenditures will continue to remain high beyond 1996. New debt or equity financing may therefore be required to fund future capital expenditures. If the Company is unable to obtain sufficient capital it could be required to reduce its capital equipment and research and development expenditures which could materially adversely affect the Company's results of operations.


PART II. OTHER INFORMATION
                 ITEM 1. Legal Proceedings--Not Applicable.

                 ITEM 2. Changes in Securities--Not Applicable.

                 ITEM 3. Defaults Upon Senior Securities--Not Applicable.

                 ITEM 4. Submission of Matters to a Vote of Security
                         Holders--Not Applicable

                 ITEM 5. Other Information--Not Applicable.

                 ITEM 6. Exhibits and Reports on Form 8-K

                          (a)  Exhibits

                                                                                  Sequentially
Exhibit                                                                               Numbered
Number        Exhibit Description                                                         Page
----------------------------------------------------------------------------------------------

10.1.12       Lease Agreement dated August 4, 1995 by and between Great Oaks
              Interests and Komag, Incorporated

10.11.12      Komag Material Technology, Inc. 1995 Stock Option Plan

10.11.13      Komag Material Technology, Inc. Savings and Deferred Profit-
              Sharing Plan as restated May 9, 1994

10.11.14      Komag, Incorporated Restated Savings and Deferred Profit-Sharing
              Plan as restated January 1, 1994

10.11.15      Amendment No.1 to Komag, Incorporated Restated Savings and
              Deferred Profit-Sharing Plan dated January 1, 1995

10.11.16      Amendment No.2 to Komag, Incorporated Restated Savings and
              Deferred Profit-Sharing Plan dated January 1, 1995

                 (b)   Not applicable.

                                   SIGNATURES


                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              KOMAG, INCORPORATED
                                  (Registrant)





DATE:  November 10, 1995         BY:   /s/ William L. Potts, Jr.
     --------------------            -----------------------------
                                      William L. Potts, Jr.
                                       Vice President and
                                       Chief Financial Officer



DATE:  November 10, 1995         BY:   /s/ Stephen C. Johnson
     --------------------            -----------------------------
                                      Stephen C. Johnson
                                       President and
                                       Chief Executive Officer

                                 EXHIBIT INDEX

                                                                                  Sequentially
Exhibit                                                                               Numbered
Number        Exhibit Description                                                         Page
----------------------------------------------------------------------------------------------

10.1.12       Lease Agreement dated August 4, 1995 by and between Great Oaks
              Interests and Komag, Incorporated

10.11.12      Komag Material Technology, Inc. 1995 Stock Option Plan

10.11.13      Komag Material Technology, Inc. Savings and Deferred Profit-
              Sharing Plan as restated May 9, 1994

10.11.14      Komag, Incorporated Restated Savings and Deferred Profit-Sharing
              Plan as restated January 1, 1994

10.11.15      Amendment No.1 to Komag, Incorporated Restated Savings and
              Deferred Profit-Sharing Plan dated January 1, 1995

10.11.16      Amendment No.2 to Komag, Incorporated Restated Savings and
              Deferred Profit-Sharing Plan dated January 1, 1995
