Form 10-K
period 1995-12-31
KOMAG INC /DE/
filed 1996-03-08
CIK 813347

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         FOR THE TRANSITION PERIOD FROM                   TO

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

                          COMMON STOCK, $0.01 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes X  No
             --    --

         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment of this Form 10-K. [ ]

                            [COVER PAGE 1 OF 2 PAGES]

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 23, 1996 was approximately $1,447,185,000 (based upon the closing sale price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         On February 23, 1996 approximately 50,832,767 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Designated portions of the following document are incorporated by reference into this Report on Form 10-K where indicated:

         Komag, Incorporated Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1996, Part III.

                                     PART I


ITEM 1.  BUSINESS

         Komag, Incorporated ("Komag" or the "Company") designs, manufactures and markets thin-film media ("disks"), the primary storage medium for digital data in computer hard disk drives. Komag believes it is recognized as the leader in the thin-film media market. The Company's business strategy relies on the combination of advanced technology and cost-effective, high-volume manufacturing to advance its leadership position. The Company believes that the combination of these two capabilities is a significant competitive advantage and enables the Company to support its customers' technically advanced, high-volume product programs. Komag's products address the high-capacity/high-performance segment of the disk drive market and are used in products such as disk arrays, network file servers, high-end personal computers and engineering workstations. The Company manufactures the highest density disks commercially available for primarily
5 1/4-inch and 3 1/2-inch form factor hard disk drives. The Company was organized in 1983 and is incorporated in the State of Delaware.

         The Company's business is subject to risks and uncertainties, a number of which are discussed under "Risk Factors".

         Increasing demand for digital storage and low-cost, high-performance hard disk drive products has resulted in strong unit demand for these products. International Data Corporation ("IDC") forecasts that world-wide disk drive unit shipments in 1996 will grow 30% over 1995 and that the annual rate of unit growth will remain high, at about 20%, through 1999. Greater processing power, more sophisticated operating systems and application software, high-resolution graphics and larger data bases are among the developments that have required ever higher performance from disk drives. For example, the first 5 1/4-inch hard disk drive, introduced in 1980, offered a capacity of five megabytes (one million bytes is a megabyte or "MB") with a storage density of less than ten megabits (one million bits is a megabit; eight bits is one byte) per square inch. Current high-performance 3 1/2-inch drives have capacities of four gigabytes (one billion bytes is a gigabyte or "GB") with densities typically of 400 to 500 megabits per square inch. Advances in component technology have been critical to improving the performance and storage capacity of disk drives and lowering cost per bit stored.

         The Company has capitalized on its technological strength in thin-film processes and its manufacturing capabilities to achieve the leading market position in the thin-film media market. The Company's technological strength stems from knowledge of materials science and an understanding of the interplay between disks, heads and other drive components. Komag's manufacturing expertise in thin-film media is evidenced by its history of delivering reliable products in high volume. Current manufacturing operations are conducted by the Company in the United States and Malaysia as well as through a joint venture in Japan. Asahi Komag Co., Ltd. ("AKCL"), a joint venture with Asahi Glass Co., Ltd. ("Asahi Glass") and Vacuum Metallurgical Company, manufactures thin-film media in Japan. The Company manufactures disk substrates in the U.S. for internal use through its subsidiary, Komag Material Technologies, Inc. ("KMT"). A 20% minority interest in KMT is held by Kobe Steel USA Holdings Inc. (together with Kobe Steel, Ltd. and other affiliated companies, "Kobe").

         The Company has a direct voting interest (less than 20%) in Headway Technologies, Inc. ("Headway"). Other Headway shareholders include Hewlett-Packard Company, AKCL, and a U.S. subsidiary of Asahi Glass. Headway is developing and manufacturing advanced magnetoresistive ("MR") heads for the data storage industry.

TECHNOLOGY

         Komag manufactures and sells thin-film magnetic media on rigid disk platters for use in hard disk drives. These drives are used in computer systems to record, store and retrieve digital information. Inside a disk drive, the media or disk rotates at speeds of up to 7,200 RPM. The head scans across the disk as it spins, magnetically recording or reading information. The domains where each bit of magnetic code is stored are extremely small (now typically 400 to 500 million bits per square inch in high-performance drives) and precisely placed. The tolerances of the disks and recording heads are extremely demanding and the interaction between these components is one of the most critical design aspects in an advanced disk drive.

         The primary factors governing the density of storage achievable on a disk's surface are (1) the minimum distance at which read/write heads can reliably pass over the surface of the disk to detect a change in magnetic polarity when reading from the disk, defined as glide height (measured in microinches or millionths of an inch), and (2) the strength of the magnetic field required to change the polarity of a bit of data on the magnetic layer of a disk when writing, defined as coercivity (measured in oersteds -- "Oe"). The lower the glide height, the more accurately and reliably the bit can be retrieved. The higher the coercivity of the media, the smaller the width of the bit that can be stored. The Company's plating, polishing and texturing processes result in a uniform surface with relatively few defects which permits the read/write heads to pass over the disk surface at glide heights of 1.5 microinches. The platinum-cobalt based alloy deposited on the surfaces of Komag's disks allows high coercivities, low noise and other desirable magnetic characteristics. The combination of these factors results in more data stored in a given area on the disk surface.



PRODUCTS, CUSTOMERS AND MARKETING

         Komag's thin-film disk products generally can be classified by size. The diameter of the disk corresponds roughly with the width of the disk drive. The Company sells primarily 95 mm and 130 mm disks for 3 1/2-inch and 5 1/4-inch drives, respectively. Within each of these sizes, Komag offers a range of coercivities, glide height capabilities, and other parameters to meet specific customer requirements.

         Komag primarily sells its media products to independent OEM disk drive manufacturers for incorporation into hard disk drives which are marketed under the manufacturers' own labels. The Company also currently sells its disks to computer system manufacturers. The Company works closely with customers as they design new high-performance disk drives and generally customizes its products according to customer specifications.

         Net sales to major customers in 1995 were as follows: Seagate Technology, Inc. ("Seagate") -- 42%, Quantum Corporation ("Quantum") -- 23%, Hewlett-Packard Company ("Hewlett-Packard") -- 15%, and Western Digital Corporation ("Western Digital") -- 12%. Sales are generally concentrated in a small number of customers due to the high volume requirements of the dominant disk drive manufacturers and their tendency to rely on a few suppliers because of the close interrelationship between media and disk drive performance. Given the relatively small number of high-performance disk drive manufacturers, the Company expects that it will continue its dependence on a very limited number of customers. Further there have been consolidations among the Company's disk drive customers, including the recent merger of Seagate and Conner. In addition, Quantum recently announced that it would cease disk drive production in Milpitas, California and Penang, Malaysia and contract with its Japanese manufacturing partner, Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE"), to manufacture its disk drives. AKCL, the Company's Japanese joint venture, has an established working relationship with MKE and MKE has remained AKCL's largest customer for the past several years. The Company's Malaysian subsidiary recently began shipments to MKE's new Singapore manufacturing facility. However, there can be no assurance that MKE will purchase from either Komag or AKCL the unit quantities of product which the Company previously supplied to Quantum in the U.S. and Malaysia. See "Risk Factors".

         Sales are made directly to disk drive manufacturers worldwide (except media sales into Japan) from the Company's U.S. and Malaysian operations. Media sales to Japan are made solely through AKCL. Media sales to the Far East from the Company's U.S. and Malaysian operations represented 62%, 54% and 45% of Komag's net sales in 1995, 1994 and 1993, respectively. All foreign sales are subject to certain risks common to all export activities, such as government regulation and the risk of imposition of tariffs or other trade barriers. Foreign sales must also be licensed by the Office of Export Administration of the U.S. Department of Commerce.

         The Company's sales are generally made pursuant to purchase orders rather than long-term contracts. These purchase orders are generally subject to change or cancellation without significant penalty. At December 31, 1995 the Company's backlog of purchase orders scheduled for delivery within 90 days totaled $156.0 million compared to $69.6 million at January 1, 1995. The Company believes it is a common practice for disk drive manufacturers to place orders in excess of actual requirements when there is an industry-wide shortage of media supply (a condition that persisted throughout much of 1995), and these purchase orders may be changed or canceled by customers on short notice without significant penalty. Accordingly, the backlog should not be relied upon as indicative of sales for any future period.


MANUFACTURING

         Komag's manufacturing expertise in thin-film media is evidenced by its history of delivering reliable products in high volume. Through the utilization of proprietary processes and techniques, the Company has the capability to cost-effectively produce advanced disk products that exhibit uniform performance characteristics. Such uniform performance characteristics enhance the reliability of the drive products manufactured by the Company's customers. In addition, these characteristics raise production yields on the customers' manufacturing lines, which is an important cost consideration in high-performance disk drives with large component counts. Manufacturing costs are highly dependent upon the Company's ability to effectively utilize its installed physical capacity to produce large volumes of products at acceptable yields. To improve yields and capacity utilization, Komag has adopted formal continuous improvement programs at all of its worldwide operations. The Company's media manufacturing facilities throughout the world have obtained ISO Certification, an internationally recognized quality standard. The process technologies employed by the Company require substantial capital investment. In addition, long lead times to install new increments of physical capacity complicate capacity planning. Historically, the Company has operated at or near full capacity with favorable manufacturing yields and equipment utilization rates.

         The manufacture of thin-film sputtered disks is a complex, multi-step process that converts polished aluminum substrates into finished data storage media ready for use in a hard disk drive. The process requires the deposition of extremely thin, uniform layers of metallic film onto a disk substrate. To achieve this end, the Company uses a vacuum deposition, or sputtering method, similar to that used to coat semiconductor wafers. The basic process consists of many interrelated steps which can be grouped into four major categories:

         1. Nickel Alloy Plating of the Substrate: Through a series of chemical baths polished aluminum substrates are plated with a uniform nickel phosphorus layer in order to provide support for the magnetic layer.

         2. Polishing, Texturing and Cleaning. During this relatively labor-intensive process disks are smoothed and cleaned so that the read/write heads of the disk drives can fly at low and constant levels over the disks.

         3. Sputtering and Lube: By a technically demanding vacuum deposition process, the magnetic layers are successively deposited on the disk and a hard protective overcoat is applied. After sputtering, a microscopic layer of lubrication is applied to the disk's surfaces to improve durability and reduce surface friction.

         4. Glide Test and Certification. In robotically controlled test cells, disks are first tested for a specified glide height and then certified for magnetic properties. Based on these test results, disks are graded according to specific characteristics and sold to customers based upon their specific performance requirements.

         Most of the critical process steps are conducted in Class 100 or better clean rooms. From the final cleaning operation forward, disks are handled by custom designed, and in many cases Company-built, automated equipment to reduce contamination and enhance process precision. Minute impurities in materials used, particulate contamination, or other production problems can reduce production yields and, in extreme cases, result in the prolonged suspension of production. Although no problems have required prolonged suspension of the Company's production to date, other manufacturers of thin-film media have experienced such suspensions, and no assurance can be given that the Company will not experience manufacturing problems from contamination or other causes in the future.


PRODUCTION CAPACITY

         The Company currently has 21 production lines installed at its manufacturing plants in three countries: ten in the United States, six in Malaysia, and five at its manufacturing joint venture in Japan. The Company plans to add one additional line at its Penang, Malaysia facility in the second quarter of 1996, thus utilizing all available space at that plant. The Company is currently constructing and equipping a new front end manufacturing facility in the east Malaysian state of Sarawak. This new facility will manufacture plated, polished substrates that will be subsequently shipped to the Company's back end manufacturing facilities in the United States and Penang, Malaysia for completion. Production at this new facility is expected to begin in the first half of 1996. In addition, due to strong market demand for the Company's disk products, the Company has committed to further expand its physical production capacity in the United States, Malaysia and Japan. The Company began construction of a new 225,000 square-foot back end disk manufacturing plant in San Jose, California in October 1995 and recently commenced construction of the structural foundation for a new 275,000 square foot back end disk manufacturing plant in Penang, Malaysia. These back end plants will utilize plated, polished substrates to produce finished sputtered disk products. Production at the new San Jose and Penang plants is expected to begin during the fourth quarter of 1996 and the first quarter of 1997, respectively. Each of these new facilities is expected to house the equivalent of at least six current production lines. AKCL began construction of a 225,000 square-foot facility in Thailand for front end production of thin-film disks in 1995 and expects to begin production at this site in late 1996.

         Supplementing this new physical capacity, the Company expects that continued focus on process improvements will result in higher unit output from both current and planned production lines during 1996, thus leading to increased effective capacity.

         During the fourth quarter of 1994, the Company began a series of process improvements designed to support production of future advanced disk products. The Company believes that these improvements should enhance product performance and should enable increased unit output through reduced process cycle times. In order to utilize these process improvements on all of the Company's sputtering lines, certain older machines are in the process of being upgraded to a new design. Three U.S. machines were upgraded in 1995 and three additional machines will be upgraded in 1996. Only one sputtering line has been or will be out of production at any given time. As a result, one U.S. machine will be out of production throughout 1996 as was the case in 1995. Certain older sputtering lines at the Japanese joint venture have been or will also be upgraded during 1995 and 1996.

         The Company does not expect to sell appreciable quantities of AKCL-produced media in 1996 due to strong demand for AKCL's products within the Japanese media market. In the event demand within the Japanese media market decreases, AKCL-produced media may become available for qualification and resale by the Company to its customers.


RESEARCH, DEVELOPMENT AND ENGINEERING

         Since its founding, Komag has focused on the development of advanced thin-film disk designs, as well as the process technologies necessary to produce these designs. The Company utilizes a full scale sputtering line for pilot production. In addition, the Board of Directors has recently approved the construction of a new 178,000 square foot research and development facility which the Company expects to occupy in the first half of 1997. The Company's spending and capital investment for R&D are focused on the investigation, design, development, and testing of more efficient that can be integrated into manufacturing in a commercially viable manner.

         In 1996 thin-film media development efforts will focus on completing the development of low-glide, full-surface textured inductive media for contact recording and full-surface or mechanical zone-textured magnetoresistive ("MR") media as well as the technical support for the production ramp of these products. Additional efforts will be placed on the development of laser zone-textured media for increased recording density in MR applications and on the development of smooth glass media. Due to the interaction between heads and disks in these advanced low-glide (less than 1.5 microinches) products, new mechanical texturing processes are being developed as well as improved cleaning processes, improved overcoats, and improved corrosion resistant metallic alloys for the magnetic layers on the disks.

         The Company's expenditures (and percentage of sales) on research, development and engineering, were $23.8 million (4.6%) in fiscal 1995, $21.3 million (5.4%) in fiscal 1994, and $29.6 million (7.7%) in fiscal year 1993. Research, development and engineering expenses in 1995 and 1994 were lower than in 1993 due to the cessation of operations at a former thin-film head manufacturing joint venture, Dastek, Inc. ("Dastek"). Dastek's research, development and engineering expenditures amounted to approximately $11.8 million in 1993.


STRATEGIC ALLIANCES

         The Company has established joint ventures with Asahi Glass and Kobe. Komag believes these alliances have enhanced the Company's competitive position by providing research, development, engineering and manufacturing expertise that reduce costs and technical risks and shorten product development cycles.

         Asahi Komag Co., Ltd. ("AKCL")

         In 1987 the Company formed a partnership (Komag Technology Partners) with the U.S. subsidiaries of two Japanese companies, Asahi Glass and Vacuum Metallurgical Company. The partners simultaneously formed a wholly-owned subsidiary, AKCL, to manufacture and distribute thin-film disks in Japan. Under the joint venture agreement, the Company contributed technology developed prior to January 1987, and licensed technology developed after January 1987, to the extent such technology relates to sputtered thin-film hard disk media, for a 50% interest in the partnership. The Japanese partners contributed equity capital aggregating 1.5 billion yen (approximately $11 million). AKCL began commercial production with its first production line in 1988 and added three more production lines between 1989 and 1991. A fifth production line was added at its manufacturing facility in Yonezawa, Japan in September 1995. During the fourth quarter of 1995 the first sputtering line was removed from production for upgrading to a new design standard, thus offsetting the incremental unit output from the newly-installed fifth sputtering line. Following the upgrading of its second sputtering line, AKCL is expected to commence production on all five lines late in the first half of 1996.

         The terms of the joint venture agreement provide that AKCL may only sell disks for incorporation into disk drives that are assembled in Japan, with no limitation on the territory in which AKCL's customers can sell such assembled disk drive products. The Company has, however, periodically granted AKCL a limited right to sell its disks outside of Japan. During the term of the joint venture agreement and for five years thereafter, the Japanese partners and their affiliates have agreed not to develop, manufacture or sell sputtered media anywhere in the world other than through the joint venture, and the Company and its affiliates have agreed not to develop, manufacture or sell such media in Japan except through the joint venture. Upon the occurrence of certain terminating events and the subsequent acquisition of AKCL by one or more of the joint venture partners, the restrictions related to activities of the acquiring joint venture partner(s) within Japan may lapse.

         Disk sales to AKCL represented less than 1% of the Company's net sales in 1995, 1994 and 1993. The Company purchased 1% of AKCL's unit output during 1995 compared to approximately 8% and 14% in 1994 and 1993, respectively. Increased demand within the Japanese thin-film disk market continued to absorb most of AKCL's production. The Company does not expect to sell appreciable quantities of AKCL-produced products to U.S. customers in 1996 due to expected strong demand within the Japanese media market. However, disk sales by the Company to AKCL for distribution may increase in 1996.

         Komag Material Technology, Inc. ("KMT")

         In 1988 Komag formed a wholly-owned subsidiary, KMT, to secure an additional stable supply of aluminum substrates of satisfactory quality for the Company's products. In 1989 Kobe, a leading worldwide supplier of blank aluminum substrates, purchased a 45% interest in KMT for $1.4 million. In December 1995, the Company reacquired 25% of the outstanding common stock of KMT by purchasing shares from Kobe for $6.75 million. The Company's recent purchase raised its total ownership percentage of KMT to 80%. Under the recent stock purchase and related agreements, Kobe retained one seat on KMT's Board of Directors.

         Under the new agreements, Kobe will continue to supply substrate blanks to KMT while the Company will continue to purchase KMT's entire output of finished substrates. Further, the Company has indicated its intention to purchase a substantial proportion of its future substrate requirements from Kobe, a continuation of a past procurement practice. In combination, KMT and Kobe supply in excess of 85% of the Company's substrate requirements.

         Dastek, Inc. ("Dastek")

         The Company previously supplied thin-film recording heads for hard disk drives through Dastek, a joint venture with a subsidiary of Asahi Glass. Due to market changes during 1993 and significant continuing losses, Dastek ceased its inductive thin-film head operations in mid 1994, sold its equipment at various public auctions, settled its obligations with its creditors and was legally dissolved in December 1994.

         Equity Positions Held by Asahi Glass and Kobe in Komag

         Asahi Glass and Kobe each purchased one million shares of newly issued Common Stock from the Company for $20 million in January 1989 and March 1990, respectively. In 1992 Asahi Glass transferred ownership of its shares to a U.S. subsidiary of Asahi Glass. Under their respective stock purchase agreements, Asahi Glass and Kobe each have the right to purchase additional shares of the Company's Common Stock on the open market to increase their respective equity interests in the Company to 20%, the right to maintain their percentage interest in the Company by purchasing their pro rata shares of any new equity issuance by the Company, and the right to require the Company to register their shares for resale, either on a demand basis or concurrent with an offering by the Company. Each stock purchase agreement further provides that the Company shall use its best efforts to elect a representative of each investor to the Company's Board of Directors and to include such representatives on the Nominating Committee of the Board. During 1994 Asahi America and Kobe reduced their ownership positions in the Company by 3,691,568 and 2,573,112 shares, respectively. There were no purchases or sales of the Company's stock by Asahi Glass or Kobe in 1995 and according to the Company's stock records at February 23, 1996, Asahi America and Kobe held 2,000,000 and 2,000,002 shares of Common Stock, respectively. Sales of significant amounts of the security holdings of Asahi Glass and/or Kobe in the future could adversely affect the market price of the Company's Common Stock. Any sales by either party, however, would require relinquishment of its respective seat on the Company's Board of Directors.


COMPETITION

         Current thin-film disk competitors fall into three groups: U.S. non-captive manufacturers, U.S. captive manufacturers, and Japan-based manufacturers. Historically, each of these groups has supplied approximately one-third of the worldwide thin-film disk unit output. Based upon research conducted by an independent market research firm, the Company believes it is the leading supplier of thin-film disks, with a market share greater than twice the size of any of the U.S. non-captive manufacturers or Japan-based manufacturers. The Company's U.S. non-captive thin-film disk competitors include Akashic Memories Corporation (a subsidiary of Kubota, Inc.), HMT Technology Corporation and StorMedia, Inc. Japan-based thin-film disk competitors include Fuji Electric Company, Ltd., Mitsubishi Kasei Corp., Showa Denko K.K. and HOYA Corporation. The U.S. captive manufacturers include IBM and OEM drive manufacturers, such as Seagate and Conner (who have recently merged operations), and Western Digital, which manufacture disks as a part of their vertical integration programs. To date, IBM and these OEM drive manufacturers have sold nominal quantities of disks in the open market. See "Risk Factors -- Competition".


ENVIRONMENTAL REGULATION

         The Company is subject to a variety of regulations in connection with its operations, and believes that it has obtained all necessary permits for its operations. The Company uses various industrial hazardous materials, including metal plating solutions, in its manufacturing processes. Wastes from the Company's manufacturing processes are either stored in areas with secondary containment before removal to a disposal site or processed on site and discharged to the industrial sewer system. In addition, at one of its facilities, the Company receives industrial waste water from Headway, which subleases a portion of a building in Milpitas, California directly from the Company. Under this arrangement, the Company processes this received waste water together with its own industrial waste water.

         The Company has made investments in upgrading its waste water treatment facilities to improve the performance and consistency of its waste water processing. Nonetheless, industrial waste water discharges from the Company and other businesses located at the southern end of the San Francisco Bay may, in the future, be subject to more stringent regulations. Failure to comply with present or future regulations could result in the suspension or cessation of part or all of the Company's operations. Such regulations could restrict the Company's ability to expand at its present locations or could require the Company to acquire costly equipment or incur other significant expenses.

PATENTS AND PROPRIETARY INFORMATION

         Komag holds and has applied for United States and foreign patents relating to its processes and equipment for manufacturing components and the resulting components. While possession of patents could present obstacles to the introduction of new products by competitors and possibly result in royalty-bearing licenses from third parties, the Company believes that its success does not depend on the ownership of intellectual property rights, but rather on its innovative skills, technical competence and marketing abilities. Accordingly, the patents held and applied for will not constitute any assurance of the Company's future success.

         The Company regards elements of its equipment designs and processes as proprietary and confidential and relies upon employee and vendor non-disclosure agreements and a system of internal safeguards for protection. Despite these steps for protecting proprietary and confidential information, there is a risk that competitors may obtain and use such information. Furthermore, the laws of certain foreign countries in which the Company does business may provide a lesser degree of protection to the Company's proprietary and confidential information than provided by the laws of the United States. In addition, the Company from time to time receives proprietary and confidential information from vendors, customers, and partners, the use and disclosure of which being governed by non-disclosure agreements. Through internal communication and the monitoring of use and disclosure of such information, the Company complies with its obligations regarding use and non-disclosure. However, despite these efforts, there is a risk that such information may be used or disclosed in violation of the Company's obligations of non-disclosure.

         The Company has occasionally received, and may receive in the future, communications from third parties asserting violation of intellectual rights alleged to cover certain of the Company's products or manufacturing processes or equipment. The Company evaluates whether to seek licenses to the rights referred to in such communications. Although the Company believes that any such licenses or other rights could be obtained by the Company on terms that would not have a material adverse effect on the Company, there can be no assurance that this will be the case.


EMPLOYEES

         As of December 31, 1995 the Company and its consolidated subsidiaries had 2,915 employees (2,748 of which are regular employees and 167 of which were employed on a temporary basis), including 2,587 in manufacturing, 202 in research, development and engineering, and 126 in sales, administrative and management positions. Of the total 1,091 are employed at offshore facilities.

         The Company believes that its future success will depend in large part upon its ability to continue to attract, retain and motivate highly skilled and dedicated employees. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage.


RISKS FACTORS

         The Company's business is subject to a number of risks and uncertainties. As a result of those risks described below and other risks presented elsewhere in this report, there can be no assurance that the Company will continue to be successful or will maintain a leading market position. The discussion contained in Item 1 -- "Business" and Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this discussion represents the Company's current judgment on the risks and future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Factors that could cause actual results to differ include the following: product transitions to next-generation products; effective utilization of existing manufacturing facilities; continuation of improved manufacturing efficiencies; industry supply-demand relationships and related pricing for high-end disk products; execution of planned capacity additions; and vertical integration and company consolidation within a limited customer base. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Rapid Technological Change

         The thin-film disk industry has been characterized by rapid technological developments, increasingly shorter product life cycles, and price erosion. The Company believes that its future success depends, in large measure, on its ability to continually improve existing process technologies and to develop and implement new process technologies in a timely manner. Such technologies must support cost-effective, high-volume production of thin-film disks that meet the ever-advancing customer requirements for enhanced magnetic recording performance.

         Although the Company has a significant, ongoing research and development effort to advance its process technologies and the resulting products, there can be no assurance that the Company will be able to develop and implement such technologies in a timely manner in order to compete effectively against competitors' products and/or entirely new data storage technologies. The Company's results of operations would be materially adversely affected if the Company's efforts to advance its process technologies were not successful or if the technologies that the Company had chosen not to develop were proven to be viable competitive alternatives.

         In addition, protection of technology through patents and other forms of intellectual property rights in technically sophisticated fields is commonplace. There can be no assurance that others have not or will not perfect such intellectual property rights and either enforce those rights to prevent the Company from practicing certain technologies or demand royalty payments from the Company in return for practicing those technologies, which may have a material adverse affect on the Company's results of operations. The Company reviews, on a routine basis, patent issuances in the U.S. and patent applications which are published in Japan, and became aware of a Japanese patent application which, if issued in identical form in Japan or, if there exists a corresponding application in the U.S., if issued in the U.S., could give rise to a claim of infringement against the Company. While the Company has not investigated this Japanese patent application in detail, it believes it is unlikely that a valid patent of sufficient breadth to materially adversely affect the Company's business will be issued in either Japan or the U.S. However, there can be no assurance that a broad patent will not issue from this application, which if asserted against the Company and upheld may apply to a significant portion of the Company's products and would have a material adverse effect on the Company's business.

Capacity Expansion and Capital Intensity

         Inasmuch as the Company is operating its disk production lines at or near full capacity, future sales and earnings growth will depend on the successful expansion of the Company's manufacturing capacity. The Company plans to expand capacity by increasing the disk output of its existing production lines through process improvements and through the installation of new production lines at existing and new manufacturing facilities. To improve disk output from existing production lines, the Company strives to reduce process cycle times, improve manufacturing yields, and increase equipment utilization rates. Additionally, the Company is upgrading certain older existing production lines to a new design standard that should enhance the production capabilities of these older machines. Should the Company's efforts in these areas not produce the desired results, the Company's rate of growth may be constrained or curtailed. Furthermore, should the Company experience a deterioration in manufacturing performance or a delay or unforeseen outcome arising from the machine upgrade program, the Company's results of operations would be materially adversely affected.

         The Company currently plans to add another production line at its existing manufacturing plant in Penang, Malaysia during the second quarter of 1996 and additional lines at new back end manufacturing facilities currently under construction in San Jose (first line during fourth quarter of 1996) and Penang (first line during first quarter of 1997). Installations of new production lines at both facilities are expected to occur in 4 to 6 month intervals. In addition, a new front end manufacturing plant will begin operation in the second quarter of 1996 in the east Malaysian state of Sarawak. There can be no assurance that the Company's additional production lines will be installed as scheduled or will experience the high levels of manufacturing efficiencies attained by the Company's existing production lines. The Company must attract, train, motivate and retain highly-trained and dedicated employees, particularly at the Company's new operations in Sarawak. Manufacturing and other challenges in connection with the commencement and subsequent expansion of operations in any location and in particular Sarawak, a business location with limited experience in advanced manufacturing, could have a material adverse affect on the Company's results of operations.

         Based upon industry forecasts of continued high growth in demand for magnetic media, the Company has developed plans to increase its production capacity under a schedule that is substantially more aggressive than its past expansion plans. Implementation of this plan entails parallel expansion at multiple locations rather than serial expansion one location at a time, thus requiring precise planning. Successful execution of this parallel expansion will require timely identification and acquisition of appropriate sites, receipt of requisite approvals, construction and equipping of facilities, recruitment and retention of a high quality workforce, and achievement of satisfactory manufacturing results on a scale greater than the Company's prior expansions.

         The Company's capital expenditures totaled $166 million in 1995 and 1996 capital expenditures are planned to increase to $350 million. Due to the capital intensive nature of the Company's business, the construction and equipping of new manufacturing facilities requires substantial capital investment. Further, significant amounts of continuing investment in capital equipment is required to improve, modify and change existing manufacturing processes to support rapidly changing process technologies. There can be no assurance that the Company will be able to properly plan and install capable plant and equipment to support the manufacturing processes required for advanced future products in a timely and cost-effective manner due to the long lead times required to design, construct and install plant and equipment. Further, required changes in manufacturing processes could obsolete or significantly shorten the useful lives of substantial amounts of equipment.

         There can be no assurance that the Company will successfully achieve planned process improvements or successfully manage its aggressive expansion plan. In addition, should actual demand for the Company's products not meet the Company's forecast, and not absorb existing or planned additional capacity, the fixed costs and operating expenses related to unused capacity would have a material adverse affect on the Company's results of operations.

Dependence on a Limited Number of Customers; Dependence on the Hard Disk Drive
 Industry

         The Company's sales are concentrated in a small number of customers due to the high-volume requirements of the dominant disk drive manufacturers and their tendency to rely on a few suppliers because of the close interrelationship between media performance and disk drive performance. Net sales to major customers in 1995 were as follows: Seagate -- 42%, Quantum -- 23%, Hewlett-Packard -- 15%, and Western Digital -- 12%. Given the relatively small number of high-performance disk drive manufacturers, the Company expects that it will continue its dependence on a very limited number of customers. Further there have been consolidations among the Company's disk drive customers, including the recent merger of Seagate and Conner. In addition, Quantum recently announced that it would cease disk drive production in Milpitas, California and Penang, Malaysia and contract with its Japanese manufacturing partner, Matsushita-Kotobuki Electronics, Industries, Ltd. ("MKE") to manufacture its disk drives. AKCL, the Company's Japanese joint venture, has an established working relationship with MKE and MKE has remained AKCL's largest customer for the past several years. The Company's

Malaysian subsidiary recently began shipments to MKE's new Singapore manufacturing facility. However, there can be no assurance that MKE will purchase from either Komag or AKCL the unit quantities of product which the Company previously supplied to Quantum in the U.S. and Malaysia.

         Seagate produces a portion of its disk requirements internally and Conner produces the majority of its own disk requirements. Prior to their merger, both Seagate and Conner announced expansions of their disk production facilities and Seagate has recently announced a long-term purchase commitment with one of the Company's competitors. Other customers and potential customers have, or could adopt, similar strategies. Depending on the overall growth in market demand for disk products, such actions could result in the reduction or cessation of purchases from the Company, thus materially adversely affecting the Company's results of operations. Additionally, if one or more of the Company's customers were to begin selling disks on the open market in direct competition with the Company, the Company's results of operations could be further adversely affected.

         The demand for the Company's high-performance thin-film disks depends upon the demand for hard disk drives and the Company's ability to provide technically superior products at competitive prices. The high-performance segment of the hard disk drive market is characterized by short product life cycles and rapid technological change. Failure by the Company to qualify new products and/or successfully achieve volume manufacturing of new customer products could adversely affect the Company's results of operations. Furthermore, the Company's sales are generally made pursuant to purchase orders which are subject to cancellation, modification or rescheduling without significant penalties. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at the levels of previous periods, or that the Company will be able to obtain orders from new customers.

Capital Needs

         The Company believes that, in order to achieve its long-term expansion objectives and maintain and enhance its competitive position, it will need significant additional financial resources over the next several years for capital expenditures, working capital and research and development. During 1996, the Company expects to spend approximately $350 million on capital expenditures. The Company believes that it will be able to fund these expenditures from a combination of cash flow from operations, funds available from existing and possibly new bank lines of credit, and existing cash balances. Property, plant and equipment expenditures in 1997 are expected to be approximately $400 million and will require significant new capital, thus necessitating additional debt, equity or other financing. There can be no assurance that such additional funds will be available to the Company or, if available, will be available on favorable terms. In addition, the Company may require additional capital for other purposes. If the Company is unable to obtain sufficient capital, it could be required to reduce its capital equipment and research and development expenditures, which could have a material adverse affect on the Company's results of operations.

Fluctuations in Operating Results

         The Company believes that its future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the hard disk drive industry, the ability to develop and implement new manufacturing process technologies, the ability to introduce new products and to achieve cost-effective, high-volume production in a timely manner, changes in product mix and average selling prices, the availability and the extent of utilization of the Company's production capacity, manufacturing yields, prolonged disruptions of operations at any of the Company's facilities for any reason, changes in the cost of or limitations on availability of labor, and increases in production and engineering costs associated with initial production of new product programs.

         Because the thin-film disk industry is capital intensive and requires a high level of fixed costs, gross margins are also extremely sensitive to changes in volume. Assuming fixed average selling prices, reductions in manufacturing efficiency would cause declines in gross margins. Additionally, decreasing demand for the Company's products generally results in reduced average selling prices and/or low capacity utilization that, in turn, adversely affects gross margins and operating results. The Company's ability to maintain average selling prices and gross margins is dependent on its ability to produce, in volume, products that are differentiated on the basis of technological superiority. In the second, third and fourth quarters of 1995, the Company achieved high gross margins as a result of increased manufacturing efficiencies, coupled with strong market demand for and an industry shortage of 1800 Oe disks. The Company does not believe that future gross margins are sustainable at the fourth quarter's record level. The Company expects that the overall average selling price will likely trend downward from the average selling price in the fourth quarter of 1995 due to a continuing high proportion of 1800 Oe product sales during the first half of 1996. The transition to higher-priced 2000 Oe products is expected to commence in the second quarter of 1996 and such products could account for more than 50% of the Company's sales during the fourth quarter of 1996. In the event that market supply meets or exceeds demand or the Company is unable to introduce and ramp to volume production next-generation products in a timely manner, the Company's operating results would likely be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         Fluctuations in the financial results of AKCL, the Company's unconsolidated Japanese disk manufacturing joint venture, could also impact the Company's financial performance. Equity in net income of AKCL contributed 7% of the Company's 1995 consolidated net income. AKCL is subject to many of the same types of risks facing the Company. In addition, the equity income derived from AKCL fluctuates over time due to its dependence on a more limited customer base (MKE and Fujitsu Ltd. accounted for 72% and 26%, respectively, of AKCL's 1995 net sales), yen/dollar exchange rate fluctuations, and possible further write-downs by AKCL of its investment in Headway Technologies, Inc.

Risk of Foreign Operations

         In 1995, sales to customers in the Far East, including foreign subsidiaries of domestic companies, accounted for 62% of the Company's net sales from its U.S. and Malaysian facilities, and the Company anticipates that international sales will continue to represent the majority of its net sales. All of the Company's sales are currently priced in U.S. dollars worldwide. Certain costs at the Company's foreign manufacturing and marketing operations are incurred in the local currency. The Company also purchases certain operating supplies and production equipment from Japanese suppliers in yen denominated transactions. Accordingly, the Company's operating results are subject to the risks inherent with international operations, including but not limited to, compliance with or changes in the law and regulatory requirements of foreign jurisdictions, fluctuations in exchange rates, tariffs or other barriers, difficulties in staffing and managing foreign operations, exposure to taxes in multiple jurisdictions, and transportation delays and interruptions.

         The Company's existing Malaysian manufacturing facility accounted for 33% and 52% of the Company's 1995 consolidated net sales and operating income, respectively. Prolonged disruption of operations at this facility for any reason would cause delays in shipments of the Company's products, thus materially adversely affect the Company's results of operations.

Competition

         The Company's thin-film disk products are used primarily in the high-capacity segment of the 3 1/2-inch and 5 1/4-inch hard disk drive market, where product performance, consistent quality and availability, taken together, are of great competitive importance. To succeed in an industry characterized by rapid incremental technological developments, the Company must continuously advance its thin-film technology at a pace consistent with or faster than its competitors. In addition, the Company must capture a market share position that will insure a competitive cost structure. The Company believes that its thin-film manufacturing facility in Penang, Malaysia provides a significant competitive cost advantage relative to most other thin-film disk manufacturers that currently operate exclusively in the U.S. and Japan. However, if the technology involved in the manufacture of thin-film disks does not continue to advance rapidly, or if the Company is not able to keep pace with such advances, the Company may face increased price competition from other manufacturers. Such competition could materially adversely affect its results of operations.

         Worldwide disk drive shipments grew 30% in 1995 over 1994 and are projected to grow approximately 30% in 1996 over 1995 according to International Data Corporation ("IDC"). IDC forecasts that the annual rate of unit growth will remain high, at about 20%, through 1999. In response to the continuing rapid growth of the disk drive market and resulting strong demand for thin-film disk products, a majority of the Company's competitors (both independent disk manufacturers and vertically-integrated disk drive customers) have announced substantial plans to increase disk manufacturing capacity. These significant investments in new disk production capacity, coupled with slower market growth for data storage, could reduce the number of potential customers and increase competition for the remaining market. Such conditions could have a material adverse affect on the Company's results of operations.

Volatility of Stock Price

         The Company's Common Stock has experienced and can be expected to experience substantial price volatility in response to actual or anticipated quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, developments related to patents or other intellectual property rights, developments in the Company's relationships with its customers or suppliers, announcements of alliances, mergers or other relationships by or between the Company's competitors and/or customers, and other events or factors. In addition, any shortfall or changes in revenue, gross margins, earnings, or other financial results from analysts' expectations could cause the price of the Company's Common Stock to fluctuate significantly. In recent years the stock market in general has experienced extreme price and volume fluctuations which have particularly affected the market price of many technology companies and which have often been unrelated to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. See "Price Range of Common Stock".

Other Risk Factors

         The Company relies on a limited number of suppliers, in some cases a sole supplier, for certain materials used in its manufacturing processes. These materials include aluminum substrates, nickel plating solutions, sputtering target materials, and certain polishing and texturing supplies. These suppliers work closely with the Company to optimize the Company's production processes. Although this reliance on a limited number of suppliers, or sole supplier, entails some risk that the Company's production capacity would be limited if one or more of such materials were to become unavailable or available in reduced quantities, the Company believes that the advantages of working closely with these suppliers outweigh such risks. If such materials should be unavailable for a significant period of time, the Company's results of operations would be adversely affected.

         The Company's California manufacturing facilities, its Japanese joint venture (AKCL), its Japanese supplier of aluminum blanks for substrate production, other Japanese suppliers of key manufacturing supplies, and its Japanese supplier of sputtering machines are each located in areas with seismic activity. The Company has incurred no significant disruptions to its business due to seismic activity. However, there can be no assurance that seismic activity or other natural disasters will not result in a prolonged disruption of production in the future. Such disruptions could have a material adverse affect on the Company's results of operations.

ITEM 2.  PROPERTIES.

         Worldwide (excluding AKCL), the Company currently occupies facilities totaling approximately 813,000 square feet and has 775,000 square feet of manufacturing facilities currently under construction. The Company owns a 340,000 square foot thin-film disk manufacturing facility in Penang, Malaysia on a 13-acre site and the Company's headquarters, research and development, manufacturing, and sales facilities are located in leased buildings in the cities of Milpitas, San Jose, and Santa Rosa, California. These facilities are leased for the following terms:

                 FACILITY SIZE              CURRENT LEASE
                 (SQUARE FEET)              TERM EXPIRES                     EXTENSION OPTIONS
                    103,000                     July 1999                        10 years
                     97,000                 February 2001                        10 years
                     96,000                 February 2001                        10 years
                     44,000                    April 1999                        10 years
                     39,000                    March 1997                          --
                     51,000                    March 1997                          --

         In addition to the facilities listed above, the Company leases other smaller facilities in California and Singapore. The Company owns approximately 6 acres of undeveloped land adjacent to its Milpitas manufacturing complex.

         The Company is currently constructing and equipping a 275,000 square foot front end manufacturing plant on a 77-acre site in Kuching, the capital city of the east Malaysian state of Sarawak. Production from this facility is scheduled to commence in the first half of 1996. The Company is also constructing a new 225,000 square foot back end disk manufacturing plant in San Jose, California under a build-to-suit lease arrangement on a 14-acre parcel and recently commenced construction of a new 275,000 square foot back end disk manufacturing plant in Penang, Malaysia on a 18-acre site. The new back end plants in San Jose and Penang should begin operations in the fourth quarter of 1996 and first quarter of 1997, respectively.

         In January 1996, the Board of Directors approved the construction (under build-to-suit lease arrangements) of a new 178,000 square foot research and development building and a new 90,000 square foot administrative building in San Jose, California. These new buildings will be located on an 18-acre parcel adjacent to the new San Jose manufacturing plant and will be ready for occupancy in the first half of 1997.


ITEM 3.  LEGAL PROCEEDINGS.

         There are no material legal proceedings to which the Company or its subsidiaries is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         A Special Annual Meeting of Stockholder's was held on December 20, 1995 for the following purpose:

         To approve an amendment to the Company's Restated Certificate of Incorporation to increase the authorized shares of Common Stock from 35,000,000 shares to 85,000,000 shares.

         Shares of Common Stock voted (on a post-split basis) were as follows:

                  For -- 43,549,324

                  Against -- 747,814

                  Abstain -- 291,768

                  Broker non-votes -- 5,837,866

EXECUTIVE OFFICERS OF THE REGISTRANT

         As of January 31, 1996 the executive officers of the Company are as follows:

NAME                                            AGE           POSITION
----                                            ---           --------
Tu Chen...................................       60           Chairman of the Board of Directors
Stephen C. Johnson........................       53           President, Chief Executive Officer and Director
Willard Kauffman..........................       60           Senior Vice President-Chief Operating Officer
Venche Kao................................       59           Vice President Manufacturing-Milpitas Operations
Kathryn A. McGann.........................       50           Vice President-Human Resources
Steven J. Miura...........................       43           Vice President-Quality and Product Integration
T. Hunt Payne.............................       53           Senior Vice President-Marketing and Sales
William L. Potts, Jr......................       49           Senior Vice President, Chief Financial Officer and
                                                                     Secretary
Thian Hoo Tan.............................       47           Vice President Manufacturing-Malaysian Operations
Sonny Wey.................................       54           Vice President-Engineering and R&D
William V. Whitmer........................       53           Vice President Manufacturing-U.S. Operations
Tsutomu T. Yamashita......................       41           Vice President-Research

         Dr. Chen is a founder of the Company and has served as Chairman of the Board from its inception in June 1983. From 1971 to June 1983 he was a Member, Research Staff and principal scientist at Xerox Corporation's Palo Alto Research Center. From 1968 to 1971 Dr. Chen was employed as a research scientist for Northrop Corp. Dr. Chen received his Ph.D. and M.S. in Metallurgical Engineering from the University of Minnesota and holds a B.S. degree in Metallurgical Engineering from Cheng Kung University in Taiwan.

         Mr. Johnson has served as President and Chief Executive Officer of the Company since September 1983. From 1977 to 1983 Mr. Johnson was an officer of Boschert Incorporated, a manufacturer of switching power supplies, initially as Vice President, Marketing and subsequently as President and Chief Executive Officer. Mr. Johnson holds a B.S. degree in Engineering from Princeton University, a M.S. degree in Electrical Engineering from the University of New Mexico and a M.B.A. degree from the Harvard Graduate School of Business. Mr. Johnson is a director of 3COM Corporation and Uniphase Corporation.

         Mr. Kauffman was appointed Senior Vice President-Chief Operating Officer in February 1990. For three years prior to joining the Company, Mr. Kauffman was Executive Vice President and Chief Operating Officer of Vitelic Corporation. Prior to that he was employed at Intel Corporation for 16 years in a variety of positions, including Vice President of Component Production and Vice President of Component Quality. Mr. Kauffman holds B.S. and M.S. degrees in Engineering Physics from Lehigh University.

         Dr. Kao was promoted to Vice President for Milpitas Manufacturing in October 1993. Dr. Kao joined Komag in November 1983 as a manager of Operations and was promoted to Director of Manufacturing in April 1988. Previously, Dr. Kao was a Plant Manager at Tau Laboratory, Inc. in New York. Dr. Kao holds a Ph.D. degree from Iowa State University where he majored in Electrical Engineering and minored in Physics.

         Ms. McGann joined the Company as Vice President-Human Resources in September 1988. From 1978 to 1981 and from 1985 to 1988 she was employed by Transamerica Corporation in various human resource management positions. From 1981 to 1985, Ms. McGann was an area personnel manager and later a personnel programs manager at Digital Equipment Corporation. Ms. McGann holds a B.A. degree in Anthropology from the University of California at Berkeley and a Masters degree in Public Administration from the University of Southern California.

         Mr. Miura joined the Company in 1984 and was Director of Test Engineering prior to his promotion to Vice President-Quality and Product Integration in November 1991. Before joining Komag, Mr. Miura held various engineering positions at IBM. Mr. Miura holds both B.S. and M.S. degrees in electrical engineering from the University of California, Davis.

         Mr. Payne joined the Company in June 1985 and was Vice
President-Marketing and Sales prior to his promotion to Senior Vice President-Marketing and Sales in January 1992. From November 1983 to June 1985 he was a founder and Vice President of Marketing for Domain Technology, Incorporated. From 1981 to 1983 he served as Vice President of Sales for ITT/Qume Corporation and prior to that served in several sales management positions for Control Data Corporation.

         Mr. Potts joined the Company in 1987 and served as Vice President -- Chief Financial Officer from January 1991 until his promotion to Senior Vice President -- Chief Financial Officer in January 1996. In addition Mr. Potts serves as Secretary. Prior to joining Komag, Mr. Potts held financial management positions at several high technology manufacturing concerns. He has also served on the consulting staff of Arthur Andersen & Co. Mr. Potts holds a B.S. degree in Industrial Engineering from Lehigh University and a M.B.A. degree from the Stanford Graduate School of Business.

         Mr. Tan was appointed Vice President Manufacturing of Komag, Incorporated in September 1993 and has served as the Managing Director of Komag USA (Malaysia) Sdn., since February 1992. Previously, Mr. Tan was in charge of operations at Komag's San Jose, California manufacturing facility. Before joining Komag in 1989, Mr. Tan was Vice President of Operations at HMT Technology. Mr. Tan holds a M.S. degree in Physics from University of Malaya at Kuala Lumpur.

         Dr. Wey has served as Vice President-Engineering since April 1988 and assumed his current responsibilities in January 1996. Dr. Wey joined the Company in November 1983 and has held director positions in both engineering and manufacturing. For 10 years prior to joining the Company, Dr. Wey worked in various engineering and engineering management positions at IBM. Dr. Wey received his Ph.D. in Physical Chemistry from the Illinois Institute of Technology and holds a B.S. degree in Chemical Engineering from National Chen-Kung University in Taiwan.

         Mr. Whitmer joined the Company as Vice President-Manufacturing in December 1987. From 1972 to 1987, he held various positions with Raychem Corporation including the General Manager of the Materials Division. Mr. Whitmer holds a B.S. degree in Chemical Engineering from Ohio State University.

         Mr. Yamashita joined the Company in 1984 and was Senior Director of Research prior to his promotion to Vice President-Research in January 1995. Prior to joining the Company, Mr. Yamashita was a graduate research assistant in the Department of Material Science and Engineering at Stanford University. Mr. Yamashita holds a B.S. in Chemistry and M.S. in Materials Science from Stanford University.


PART II

ITEMS 5, 6, 7 AND 8.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol KMAG. The following table sets forth the range of high and low closing sales prices, as reported on the Nasdaq National Market. At February 23, 1996 the Company had approximately 449 holders of record of its Common Stock and 50,832,767 shares outstanding. The share prices have been adjusted to reflect the Company's two-for-one stock split effective December 21, 1995.

                                 PRICE RANGE OF
                                  COMMON STOCK

                                                         HIGH         LOW
                                                         ----         ---
          1994
              First Quarter                            13 13/16       7 7/8
              Second Quarter                           12 5/8         8 7/8
              Third Quarter                            13 1/4         9 5/8
              Fourth Quarter                           14 5/16       12 1/16
          1995
              First Quarter                            16 23/32      11 9/16
              Second Quarter                           26 1/8        15 7/8
              Third Quarter                            37 1/16       25 5/8
              Fourth Quarter                           34 3/8        21 15/16
          1996
              First Quarter (through February 23,      31 7/8        23
                   1996)

     DIVIDEND POLICY

         The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain all cash for use in the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the near future. Certain of Komag's debt agreements limit the amount of dividend payments without the lenders' consent.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data and other operating information of Komag, Incorporated. The financial data and operating information is derived from the consolidated financial statements of Komag, Incorporated and should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                                                                         Fiscal Year Ended
                                                 ----------------------------------------------------------------
                                                   1995          1994        1993 (1)        1992          1991
                                                 --------      --------      --------      --------      --------
                                                 (in thousands, except per share amounts and number of employees)
CONSOLIDATED STATEMENTS OF
   OPERATIONS DATA:
Net Sales                                        $512,248      $392,391      $385,375      $326,801      $279,194
Gross Profit                                      197,486       125,386        91,439        67,765        68,185
Restructuring Charge                                   --            --        38,956            --            --
Income (Loss) Before
   Minority Interests and Equity
   in Joint Venture Income                        101,410        54,156       (33,738)        4,263        14,314
Minority Interests in Net Income
   (Loss) of Consolidated
   Subsidiaries                                     1,957         1,091       (18,977)       (9,458)        1,025
Equity in Net Income of
   Unconsolidated Joint Venture                     7,362         5,457         4,860         3,172         2,070
Net Income (Loss)                                $106,815       $58,522       $(9,901)      $16,893       $15,359

Net Income (Loss) Per Share (2)                     $2.14         $1.27        $(0.23)        $0.40         $0.38


CONSOLIDATED BALANCE SHEET DATA:
Working Capital                                  $252,218      $118,230       $97,265       $97,894       $97,808
Net Property, Plant & Equipment                   329,174       228,883       187,267       192,051       120,904
Long-term Debt & Capital
   Lease Obligations (less current portion)            --        16,250        29,482        27,613        16,516
Stockholders' Equity                              574,564       331,215       255,331       248,738       202,077
Total Assets                                     $686,315      $424,095      $382,297      $355,849      $276,979

Number of Employees at Year-end                     2,915         2,635         3,497         3,090         2,637


(1) The results of operations for 1993 included a $39.0 million restructuring charge for the winding down of Dastek's inductive thin-film head operation. The net effect of the restructuring charge, after related minority interest and tax adjustments, was $35.4 million ($0.83 loss per share) for 1993.

(2) The earnings per share amounts have been restated to reflect the two-for-one stock split effective December 21, 1995.

(3)      The Company paid no cash dividends during the five-year period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

         The Company's business is both capital intensive and volume sensitive, making capacity planning and efficient capacity use imperative. Physical capacity, utilization of this physical capacity, yields and average unit sales price constitute the key determinants of the Company's profitability. Of these key determinants, price and utilization are the most sensitive to changes in product demand. If capacity and product price are fixed at a given level and demand is sufficient to support a higher level of output, then increased output attained through improved utilization rates and higher manufacturing yields will translate directly into increased sales and improved gross margins. Alternatively, if demand for the Company's products decreases, falling average selling prices and lower capacity utilization could adversely affect the results of the Company's operations.

         The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this discussion represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Factors that could cause actual results to differ include the following: product transitions to next-generation products; effective utilization of existing manufacturing facilities; continuation of improved manufacturing efficiencies; industry supply-demand relationships and related pricing for high-end disk products; execution of planned capacity additions; and vertical integration and consolidations within a limited customer base. See "Business - Risk Factors" for more detailed discussions of the Company's risk factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

1995 VS. 1994

Net Sales

         Net sales for 1995 rose to $512.2 million, a 31% increase over the $392.4 million reported in 1994. The combination of unit sales volume growth and an increase in the overall average selling price resulted in the substantially higher net sales. Nearly three-quarters of the improvement in net sales was attributable to higher unit sales volume in 1995 relative to 1994. The overall average selling price typically strengthens only as the result of product mix shifts to higher-priced, more technologically advanced product offerings. Price reductions for individual product offerings are characteristic of the thin-film media industry. The Company began a rapid transition to its leading-edge 1800 Oe product offering in the fourth quarter of 1994. Unit sales of this product increased to 91% of unit sales volume in the fourth quarter of 1995 from 14% of unit sales in the fourth quarter of 1994. The higher sales mix of 1800 Oe product and a favorable pricing environment arising from an industry shortage of this product allowed the overall average selling price to increase 7% in 1995 relative to 1994. The overall average selling price will likely trend downward from the average selling price in the fourth quarter of 1995 due to a continuing high proportion of 1800 Oe product sales during the first half of 1996. The transition to higher-priced 2000 Oe products is expected to commence in the second quarter of 1996 and such products could account for more than 50% of the Company's sales during the fourth quarter of 1996. Any delay in the introduction of these products could adversely affect the Company's results of operations.

         In addition to sales of its internally produced disk products, the Company resells products manufactured by Asahi Komag Co., Ltd. ("AKCL"), its Japanese joint venture with Asahi Glass Company, Ltd. Distribution sales of product manufactured by AKCL decreased to $0.9 million in 1995 from $9.4 million in 1994. The Company purchased smaller quantities of product from AKCL in 1995 as demand within the Japanese thin-film media market absorbed the majority of AKCL's capacity. The Company anticipates that distribution sales of AKCL-produced product to U.S. customers in 1996 will be minimal.

         Increased production volume may occur due to increased physical capacity (additional production lines) and/or improvements in manufacturing efficiencies (improved unit output from higher yields, better equipment utilization or shorter process cycle times). The increase in unit production volume required to support the increase in unit sales volume for 1995 relative to 1994 was primarily achieved through the addition of production lines and improvement in cycle times. Production yields and equipment utilization rates were relatively unchanged between the years. Shortened process cycle times accounted for nearly one-half of the increase in unit output in 1995 relative to 1994. Net physical capacity additions provided the remaining increase in unit production volume. The Company added one new sputtering machine in each of January 1994, August 1994, March 1995 and September 1995. As of the end of the year, the Company had a total of fifteen production lines, ten in the U.S. and five in Malaysia. In late 1994, the Company began a program to upgrade its sputtering machines to enhance product capabilities and shorten process cycle times. The Company expects one U.S. machine will be out of production on a rotating basis through 1996. The addition of two production lines in the first and second quarters of 1996 and full use of the two production lines installed during 1995 throughout 1996, coupled with expected efficiency improvements, should allow unit output between 1995 and 1996 to grow approximately 35%.

Gross Margin

         The gross margin percentage for 1995 rose to 38.6%, up markedly from the 32.0% gross margin achieved for 1994. The combination of the rapid transition to 1800 Oe product in 1995, strong industry demand for this product, and solid manufacturing performance produced this historically high gross margin for the Company. The 7% increase in the overall average selling price accounted for over two-thirds of the gross margin percentage improvement. Additionally, process cycle time improvements allowed the Company to lower its overall average unit cost of production despite the inherently higher costs of producing more technologically advanced 1800 Oe products. The gross margin percentage increased sequentially in each quarter of 1995 from 31.2% in the first quarter to 42.6% in the fourth quarter of 1995 as the sales mix of 1800 Oe product increased and market conditions for advanced thin-film media remained strong. The gross margin achieved in the fourth quarter of 1995 was well above the Company's targeted range and the Company anticipates that its quarterly gross margin percentage will decline toward its targeted range of 33%-38% as the 1996 fiscal year progresses. Continued focus on process improvement programs designed to increase production throughput and reduce the overall average unit production cost should reduce, but not eliminate, the impact of a decreasing overall average selling price on the Company's gross margin in 1996. In spite of expected sequential increases in quarterly unit output, reductions in the gross margin percentage from the level achieved in the fourth quarter of 1995 will likely restrict sequential earnings growth during 1996. However, the Company believes that its 1996 annual financial performance will compare favorably to that achieved for fiscal year 1995.

Operating Expenses

         Research and development expenses increased 12% ($2.5 million) in 1995 relative to 1994. The increase was primarily due to development of improved sputtering processes and next-generation thin-film media products. Selling, general and administrative ("SG&A") expenses increased $17.5 million in 1995 compared to 1994. The increase was primarily due to a $13.5 million increase in the provisions for the Company's bonus and profit sharing programs resulting from the substantially higher operating performance in 1995. Provisions for bad debt increased $1.5 million between the years. Excluding provisions for bad debt and the Company's bonus and profit sharing programs, SG&A expenses increased approximately $2.5 million between the years. Increases in administrative costs required to support the growth in the business accounted for the majority of the increase.

Interest Income/Expense and Other Income

         Interest income increased $2.5 million (76%) in 1995 relative to 1994. The increase was due to the combination of higher interest rates and higher average investment balances in 1995. The Company exited 1995 with $213.7 million in cash and short-term investments compared to $93.9 million at the end of 1994. Proceeds from the Company's third public offering in September 1995 and significant cash flow provided by operations in 1995 allowed the Company to maintain its higher average investment balances for 1995. Interest expense decreased $1.1 million (37%) in 1995 compared to 1994 due to a lower average outstanding debt balance for 1995. The Company repaid all of its existing outstanding debt in September 1995 and exited the year with no bank debt. Other income increased $2.1 million in 1995 relative to 1994 primarily due to receipt of an insurance recovery related to an electrical power disruption at the Company's Malaysian manufacturing facility.

Income Taxes

         The effective income tax rate for 1995 of 25% was lower than the 1995 combined federal and state statutory rate of 41% and the effective income tax rate of 30% in 1994 primarily as a result of a tax holiday granted to the Company's wholly-owned thin-film media operation in Malaysia. Komag USA (Malaysia) Sdn. ("KMS") has been granted a five-year tax holiday by the Malaysian government. Assuming the Company fulfills certain commitments under its license to operate within Malaysia, this tax holiday may be extended for an additional five-year period by the Malaysian government. The impact of the tax holiday was to increase net income by approximately $11.5 million ($0.23 per share) and $6.4 million ($0.14 per share) in 1995 and 1994, respectively. Losses incurred prior to the commencement of the tax holiday, approximately $6.2 million, are available for carryforward to years following the expiration of the tax holiday. The Company anticipates that the effective income tax rate for 1996 will decrease as KMS installs one additional sputtering machine in each of the first and second quarters of 1996 and generates a larger percentage of the Company's consolidated profit than in 1995.

Minority Interest in Consolidated Subsidiary/Equity in Unconsolidated Joint Venture

         The minority interest in the net income of consolidated subsidiary during 1995 represented Kobe Steel USA Holdings Inc.'s ("Kobe USA") 45% share of Komag Material Technology, Inc.'s ("KMT") net income. KMT recorded net income of $4.3 million and $2.4 million in 1995 and 1994, respectively. On December 28, 1995 the Company increased its ownership interest in KMT from 55% to 80% through the purchase of KMT shares directly from Kobe USA for $6.75 million. Kobe USA retained a 20% minority interest investment in KMT.

         The Company records 50% of AKCL's net income as equity in net income of unconsolidated joint venture. AKCL reported net income of $14.7 million for 1995, up from $11.0 million for 1994. Equity in net income of AKCL contributed 7% of the Company's 1995 consolidated net income. The Company anticipates that AKCL's equity income will account for a similar percentage of 1996 consolidated net income. The Company translates AKCL's yen-based income statements to U.S. dollars at the average exchange rate in effect during the year. The Japanese yen strengthened approximately 6% in 1995 relative to 1994. AKCL's net income would have been approximately $13.5 million in 1995 had the yen-based income statement been translated at the average rate in effect for 1994.

         AKCL's net income in 1996 will be affected by the start-up costs associated with a new manufacturing facility and the financial performance of Headway Technologies, Inc. ("Headway"). AKCL began construction of a 225,000 square foot facility in Thailand for front end production of thin-film disks in 1995 and expects to begin production at this site in late 1996. AKCL invested in Headway in 1994 and has been recording partial writedowns of its investment based upon net losses incurred at

Headway. AKCL's net income reflected writedowns, net of tax, of $2.2 million and $0.5 million in 1995 and 1994, respectively. To the extent that such losses continue, AKCL will record a portion of those losses. Alternatively, AKCL will record a portion of Headway's net income, if any, to the extent of previously recognized losses.

Other

         The Company operates facilities in the U.S. and Malaysia and ships products to both domestic and international locations. In order to minimize the risks associated with foreign currency fluctuations, the Company denominates its sales in U.S. dollars and periodically enters into foreign exchange contracts to hedge firm purchase commitments. The Company had approximately $17.1 million of foreign exchange contracts outstanding at December 31, 1995. No such foreign exchange contracts were open as of January 1, 1995. Gains and losses created by the remeasurement of the financial statements of the Company's Malaysian operations into U.S. dollars from Malaysian ringgits have not had a significant effect on the consolidated results of operations.

         In 1995, the Company adopted Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed" ("FAS 121"). The adoption of FAS 121 did not have a material impact on the Company's financial position or results of operations. Beginning January 1, 1996, the Company will be required to adopt Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The Company plans to adopt only the disclosure requirements of the Statement and, as such, the adoption of FAS 123 will have no impact on the Company's financial position or results of operations.


1994 VS. 1993

         The Company's consolidated results of operations for 1994 represent the Company's thin-film media operations exclusively. In contrast, results of operations for 1993 consolidate the operating results of the Company's thin-film media operations and Dastek, Inc. ("Dastek"), the Company's thin-film head joint venture with Asahi Glass America, Inc. ("Asahi America"). In the fourth quarter of 1993, the Company recorded a $39.0 million restructuring charge related to the cessation of Dastek's inductive thin-film head operations, which was effected during 1994. Approximately one-half of the restructuring charge provided for estimates of losses to be incurred during the 1994 wind down of Dastek's operations. The remaining charge primarily represented reductions of assets and liabilities to their estimated net realizable value. Actual operating losses incurred in 1994 were approximately one-third higher than estimated in the 1993 restructuring charge. However, net losses from the sale of Dastek's assets and the settlement of its liabilities were lower by a comparable amount.

         Excluding Dastek's results of operations and the related restructuring charge, income statements for the Company were as follows for 1994 and 1993:


(in thousands)                                Fiscal Year Ended
                                           ------------------------
                                             1994            1993
                                           --------        --------
Net sales                                  $392,391        $334,542
Cost of sales                               267,005         225,086
                                           --------        --------
    Gross profit                            125,386         109,456
Research, development and engineering        21,340          17,867
Selling, general and administrative          27,101          24,488
                                           --------        --------
    Operating income                         76,945          67,101
Interest income                               3,306           2,674
Interest expense                             (2,933)         (4,038)
Other income, net                                48             606
    Income before taxes, minority
     interest and equity in joint          --------        --------
     venture income                          77,366          66,343
Provision for income taxes                   23,210          24,825
Minority interest in net income
  of consolidated subsidiary                  1,091             499
Equity in income of
  unconsolidated joint venture                5,457           4,860
                                           --------        --------
    Net income                             $ 58,522        $ 45,879
                                           ========        ========


         The following discussion compares the results of operations for 1994 vs. 1993, excluding the results of Dastek, as presented above.

Net Sales

         Unit sales of thin-film media increased nearly 40% in 1994 relative to 1993. The effect on thin-film media revenue from this substantial increase in unit sales volume was reduced by a 16% decrease in the overall average unit selling price between the years. In 1994, the Company began a transition to more advanced 1800 Oe product offerings. The transition to this new disk product was more challenging and required more time than previous product transitions. As a result of the more lengthy product transition time, the effects of traditionally declining prices for individual product offerings reduced the overall average selling price between the years. Distribution sales of product manufactured by AKCL decreased to $9.4 million in 1994 from $17.1 million in 1993. The Company purchased smaller quantities of product from AKCL in 1994 as demand within the Japanese thin-film media market absorbed more of AKCL's capacity.

         The increase in unit production volume required to support the increase in unit sales volume for 1994 relative to 1993 was primarily achieved through a combination of higher manufacturing throughput, increased physical capacity, and improved production yields and utilization rates. Improvements in manufacturing throughput, primarily due to shortened sputter cycle times, and physical capacity additions each accounted for approximately 40% of the increased unit production volume. Improvements in yields and utilization rates accounted for the remaining increase in unit production volume.

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

Operating Expenses

         Research, development and engineering expenses increased $3.5 million in 1994 compared to 1993. The increase between the years was mainly due to development costs for advanced thin-film media, including costs associated with the Company's thin-film media pilot production line. Selling, general and administrative expenses increased $2.6 million in 1994 relative to 1993, primarily due to higher provisions for the Company's bonus and profit sharing programs resulting from the higher operating profitability for the Company's thin-film media operations.

Interest Income/Expense and Other Income

         Interest income increased $0.6 million in 1994 relative to 1993. The increase was due to the combination of higher interest rates and higher average investment balances in 1994. Interest expense decreased $1.1 million. In 1993, the Company reversed previously capitalized interest related to the construction of its thin-film media manufacturing facility in Malaysia, thus increasing 1993 interest expense. Excluding this reversal, interest expense decreased $0.2 million primarily due to a lower average outstanding debt balance for 1994. Other income, net decreased $0.6 million in 1994 mainly due to higher losses on disposal of equipment in 1994 relative to 1993.

Income Taxes

         The effective income tax rate for 1994 of 30% was lower than the effective income tax rate of 37% in 1993 primarily as a result of a tax holiday granted to the Company's wholly-owned thin-film media operation in Malaysia. Komag USA (Malaysia) Sdn. has been granted a five-year tax holiday by the Malaysian government. The impact of the tax holiday was to increase net income by approximately $6.4 million ($0.14 per share) in 1994.

Minority Interest in Consolidated Subsidiary/Equity in Unconsolidated Joint Venture

         The minority interest in the net income of consolidated subsidiary represented Kobe USA's 45% share of KMT's net income. KMT recorded net income of $2.4 million and $1.1 million in 1994 and 1993, respectively.

         The equity in net income of unconsolidated joint venture reflected the Company's 50% interest in AKCL's net income. AKCL reported net sales and net income of $131.3 million and $11.0 million for 1994, up from $119.4 million and $9.8 million for 1993. AKCL's functional currency is the Japanese yen. The Company translates AKCL's yen-based income statements to U.S. dollars at the average exchange rate in effect for each quarterly period. The Japanese yen strengthened approximately 8% in 1994 relative to 1993. AKCL's net income would have been approximately $10.0 million in 1994 had the yen-based income statement been translated at the average rate in effect for 1993.

LIQUIDITY AND CAPITAL RESOURCES

         Consolidated cash and short-term investments of $213.7 million at the end of 1995 increased substantially from $93.9 million at the end of 1994. Consolidated operating activities generated $188.8 million in cash during 1995 and more than funded the Company's $166.5 million of capital spending during the year. Sales of Common Stock under the Company's stock option and stock purchase programs during 1995 generated $10.8 million, while scheduled repayments of long-term obligations used $9.7 million. In September 1995, the Company raised $122.1 million (net of underwriting commissions and expenses) through a public offering of 3.5 million shares of the Company's Common Stock. The Company used $19.8 million of the proceeds from the stock offering to repay all of its long-term debt.

         Total capital expenditures for 1996 are currently planned at approximately $350 million. Construction and fit up of three new manufacturing facilities are the major components of the capital plan. The Company is nearing completion of a 275,000 square foot facility for the front end stages of its manufacturing process in Sarawak, Malaysia and expects to begin production at this site in the second quarter of 1996. Two back end factories are currently under construction in San Jose, California and Penang, Malaysia. The San Jose factory is approximately 225,000 square feet and the Penang factory is approximately 275,000 square feet. The Company plans to begin production at the new San Jose and Penang facilities in late 1996 and early 1997, respectively. Additionally, the Company expects to begin construction of a 178,000 research and development facility and a 90,000 square foot administration building in 1996 for occupancy in the first half of 1997. Current noncancellable commitments total approximately $165.0 million.

         The Company believes that, in order to achieve its long-term expansion objectives and maintain and enhance its competitive position, it will need additional financing over the next several years for capital expenditures, working capital, and research and development. During the two-year period of 1996 and 1997, the Company expects to spend approximately $750 million to construct new facilities and add production equipment at its new and existing facilities. Assuming a continued strong operating performance, the Company expects to fund its 1996 capital expenditures through a combination of cash flow from operations, its cash balances, and funds available from its unutilized $140 million credit facilities. However, new debt or equity financing will likely be required to fund a portion of capital expenditures in 1997. If the Company is unable to obtain sufficient capital it could be required to reduce its capital equipment and research and development expenditures which could have a material adverse effect on the Company's results of operations.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

                               KOMAG, INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
Report of Ernst & Young LLP, Independent Auditors                            29
Consolidated Statements of Operations
     1995, 1994 and 1993                                                     30
Consolidated Balance Sheets, 1995 and 1994                                31-32
Consolidated Statements of Cash Flows
     1995, 1994 and 1993                                                  33-34
Consolidated Statements of Stockholders' Equity,
     1995, 1994 and 1993                                                     35
Notes to Consolidated Financial Statements                                36-47


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Komag, Incorporated

         We have audited the accompanying consolidated balance sheets of Komag, Incorporated as of December 31, 1995 and January 1, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Asahi Komag Co., Ltd. (a corporation in which the Company has a 50% interest) as of December 31, 1995 and January 1, 1995, and for each of the three years in the period ended December 31, 1995. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Asahi Komag Co., Ltd. as of December 31, 1995 and January 1, 1995, and for each of the three years in the period ended December 31, 1995, is based solely on the report of the other auditors.

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

         In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Komag, Incorporated at December 31, 1995 and January 1, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                              ERNST & YOUNG LLP


San Jose, California
January 17, 1996

                               KOMAG, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        Fiscal Year Ended
                                                               ---------------------------------
                                                                 1995         1994        1993
                                                               --------     --------    --------
Net sales (see Note 13)                                        $512,248     $392,391    $385,375
Cost of sales (see Notes 12 and 13)                             314,762      267,005     293,936
                                                               --------     --------    --------
        Gross profit                                            197,486      125,386      91,439

Operating expenses:
   Research, development and engineering                         23,804       21,340      29,641
   Selling, general and administrative                           44,598       27,101      28,165
   Restructuring charge                                              --           --      38,956
                                                               --------     --------    --------
                                                                 68,402       48,441      96,762

                                                               --------     --------    --------
        Operating income (loss)                                 129,084       76,945      (5,323)

Other income (expense):
    Interest income                                               5,802        3,306       2,915
    Interest expense                                             (1,856)      (2,933)     (5,510)
    Other, net                                                    2,189           48         605
                                                               --------     --------    --------
                                                                  6,135          421      (1,990)

                                                               --------     --------    --------
        Income (loss) before income taxes, minority
          interests and equity in joint venture income          135,219       77,366      (7,313)

Provision for income taxes                                       33,809       23,210      26,425
                                                               --------     --------    --------
        Income (loss) before minority interests and equity
          in joint venture income                               101,410       54,156     (33,738)
Minority interests in net income (loss) of
   consolidated subsidiaries                                      1,957        1,091     (18,977)
Equity in net income of unconsolidated joint venture              7,362        5,457       4,860

                                                               --------     --------    --------
        Net income (loss)                                      $106,815      $58,522     $(9,901)
                                                               ========     ========    ========


Net income (loss) per share                                       $2.14        $1.27      $(0.23)
                                                               ========     ========    ========

Number of shares used in per share computation                   49,905       45,994      42,744
                                                               ========     ========    ========


                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      Fiscal Year End
                                                                 -------------------------
                                                                   1995             1994
                                                                 --------         --------
ASSETS

Current Assets
   Cash and cash equivalents                                      $14,879          $22,664
   Short-term investments                                         198,799           71,284
   Accounts receivable, less allowances of $4,279 in 1995
      and $2,223 in 1994                                           61,660           44,564
   Accounts receivable from related parties                         5,034              214
   Inventories:
      Raw materials                                                20,213           15,030
      Work-in-process                                               7,431            5,652
      Finished goods                                                1,377            3,419
                                                                 --------         --------
         Total inventories                                         29,021           24,101
   Prepaid expenses and deposits                                    5,196            1,611
   Deferred income taxes                                            8,569            7,069
                                                                 --------         --------
          Total current assets                                    323,158          171,507


Investment in Unconsolidated Joint Venture                         30,143           22,653


Property, Plant and Equipment
   Land                                                             5,268            4,360
   Building                                                        38,357           33,322
   Leasehold improvements                                          51,088           45,633
   Furniture                                                        6,118            4,711
   Equipment                                                      443,011          294,626
                                                                 --------         --------
                                                                  543,842          382,652
    Less allowances for depreciation and amortization            (214,668)        (153,769)
                                                                 --------         --------
            Net property, plant and equipment                     329,174          228,883


Deposits and Other Assets                                           3,840            1,052



                                                                 --------         --------
                                                                 $686,315         $424,095
                                                                 ========         ========

                                                                 Fiscal Year End
                                                              ----------------------
                                                                1995          1994
                                                              --------      --------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Trade accounts payable                                     $28,717       $17,842
    Accounts payable to related parties                          7,761         2,354
    Accrued compensation and benefits                           31,966        17,913
    Other liabilities                                            2,096         1,665
    Income taxes payable                                           400           271
    Current portion of long-term debt                               --        13,232
                                                              --------      --------
            Total current liabilities                           70,940        53,277

Long-term Debt, Less Current Portion                                --        16,250

Deferred Income Taxes                                           37,643        18,725

Other Long-term Liabilities                                        474           548

Minority Interest in Consolidated Subsidiary                     2,694         4,080

Commitments

Stockholders' Equity
   Preferred Stock, $0.01 par value per share:
       Authorized--1,000 shares in 1995
           and 1994
       No shares issued and outstanding                             --            --
   Common Stock, $0.01 par value per share:
       Authorized--85,000 shares in 1995
           and 35,000 in 1994
       Issued and outstanding--50,714 shares
           in 1995 and 45,803 shares in 1994                       507           458
   Additional paid-in capital                                  374,399       238,033
   Retained earnings                                           193,605        86,790
   Accumulated translation adjustment                            6,053         5,934
                                                              --------      --------
           Total stockholders' equity                          574,564       331,215

                                                              --------      --------
                                                              $686,315      $424,095
                                                              ========      ========


                See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          Fiscal Year Ended
                                                                                --------------------------------------
                                                                                  1995          1994            1993
                                                                                --------      --------        --------
OPERATING ACTIVITIES
Net cash provided by operating activities--
   see detail on following page                                                 $188,792       $97,517         $40,752

INVESTING ACTIVITIES
Acquisition of property, plant and equipment                                    (166,450)     (102,435)        (86,249)
Purchase of subsidiary shares from minority interest holder                       (6,750)           --              --
Purchases of short-term investments                                             (177,993)      (86,402)        (80,900)
Proceeds from short-term investments                                              50,478        90,518          86,200
Proceeds from disposal of equipment                                                  916        12,072             416
Deposits and other assets                                                            113           983             (72)
                                                                                --------      --------         -------
               Net cash used in investing activities                            (299,686)      (85,264)        (80,605)

FINANCING ACTIVITIES
Increase in notes payable                                                             --         1,500          19,000
Payments of notes payable                                                             --        (4,500)             --
Increase in long-term obligations                                                     --            --          20,000
Payments of long-term obligations                                                (29,482)      (14,505)         (9,488)
Sale of Common Stock, net of issuance costs                                      132,871        12,037           6,826
Minority interest investment in consolidated subsidiary                               --            --          11,031
Distribution to minority interest holder                                            (280)         (280)             --
                                                                                --------      --------         -------
               Net cash provided by (used in) financing activities               103,109        (5,748)         47,369

                                                                                --------      --------         -------
Increase (decrease) in cash and cash equivalents                                  (7,785)        6,505           7,516

Cash and cash equivalents at beginning of year                                    22,664        16,159           8,643

                                                                                --------      --------         -------
               Cash and cash equivalents at end of year                          $14,879       $22,664         $16,159
                                                                                --------      --------         -------

                                                                        Fiscal Year Ended
                                                               ---------------------------------
                                                                 1995         1994         1993
                                                               --------     --------     -------
Net income (loss)                                              $106,815      $58,522     $(9,901)
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
         Depreciation and amortization                           65,483       47,591      49,025
         Provision for losses on accounts receivable              1,519         (195)       (191)
         Undistributed earnings of unconsolidated
            joint venture                                        (7,362)      (5,457)     (4,860)
         Loss on disposal of equipment                              508        1,156         757
         Restructuring charge                                        --           --      38,956
         Deferred income taxes                                   17,418        8,709       2,030
         Deferred rent                                              (74)          (7)        (43)
         Minority interests in net income (loss) of
            consolidated subsidiaries                             1,957        1,091     (18,977)
         Changes in operating assets and liabilities:
             Accounts receivable                                (18,615)      (1,649)     (7,284)
             Accounts receivable from related parties            (4,820)          73        (175)
             Inventories                                         (4,920)       6,981     (10,885)
             Prepaid expenses and deposits                       (2,811)       1,419          (4)
             Trade accounts payable                              10,875       (4,923)      2,404
             Accounts payable to related parties                  5,407       (1,072)     (3,828)
             Accrued compensation and benefits                   14,053        1,344       1,959
             Other liabilities                                      431         (809)      1,817
             Income taxes payable                                 2,928          630         (48)
             Restructuring liability                                 --      (15,887)         --
                                                               ---------     -------     -------
               Net cash provided by operating activities       $188,792      $97,517     $40,752
                                                               ========      ========    =======


Supplemental disclosure of cash flow information
      Cash paid for interest                                     $2,204       $2,892      $3,865
      Cash paid for income taxes                                 13,463       12,937      24,310
      Income tax benefit from stock
           options exercised                                      3,582        2,851       1,703


                See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                 Common Stock        Additional                                       Accumulated
                                                ---------------        Paid-in           Note          Retained       Translation
                                                Shares   Amount        Capital        Receivable       Earnings       Adjustment
                                                ------   ------      ----------       ----------       --------       -----------
BALANCE AT JANUARY 3, 1993                      42,162    $422        $219,175         $(11,031)        $38,169         $2,003

Collection of note receivable                                           (4,412)          11,031
Common Stock issued under stock
   option and purchase plans, including
   related tax benefits                          1,370      14           8,404
Net loss                                                                                                 (9,901)
Accumulated translation adjustment                                                                                       1,457
                                                ------    ----        --------         --------        --------         ------
BALANCE AT JANUARY 2, 1994                      43,532     436         223,167               --          28,268          3,460

Common Stock issued under stock
   option and purchase plans, including
   related tax benefits                          2,268      22          14,865
Common Stock issued upon exercise
   of stock warrants                                 3                       1
Net income                                                                                               58,522
Accumulated translation adjustment                                                                                       2,474
                                                ------    ----        --------         --------        --------         ------

BALANCE AT JANUARY 1, 1995                      45,803     458         238,033               --          86,790          5,934

Common Stock issued under stock
   option and purchase plans, including
   related tax benefits                          1,411      14          14,298
Sale of Common Stock, net of
   issuance costs                                3,500      35         122,068
Net income                                                                                              106,815
Accumulated translation adjustment                                                                                         119
                                                ------    ----        --------         --------        --------         ------

BALANCE AT DECEMBER 31, 1995                    50,714    $507        $374,399         $     --        $193,605         $6,053
                                                ======    ====        ========         ========        ========         ======


                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation: The consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries (see Notes 11 and 12) and equity in its unconsolidated joint venture (see Note 13). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign Exchange Gains and Losses: The Company enters into foreign currency forward exchange contracts to reduce the impact of currency fluctuations on firm purchase order commitments for equipment and construction-in-process. Gains and losses related to these contracts are included in the cost of the assets acquired. The Company had approximately $17,125,000 in foreign exchange contracts outstanding at December 31, 1995. The fair market value of these foreign exchange contracts was not materially different from the contract value at December 31, 1995. There were no foreign exchange contracts outstanding at January 1, 1995. The Company had approximately $358,000 and $9,000,000 of unhedged Japanese yen based firm purchase commitments at December 31, 1995 and January 1, 1995, respectively.

Cash Equivalents: The Company considers as a cash equivalent any highly liquid investment that matures within three months of its purchase date.

Short-Term Investments: The Company invests its excess cash in high-quality, short-term debt instruments. Short-term investments consist primarily of AAA-rated, municipal auction rate preferred stock. None of the Company's debt security investments have maturities greater than one year. At December 31, 1995 all short-term investments are designated as available for sale. Interest and dividends on the investments are included in interest income.

The following is a summary of the Company's investments by major security type at amortized cost, which approximates fair value:

                                                             DEC 31        Jan 1
(in thousands)                                                 1995         1995
                                                           --------     --------
Municipal auction rate preferred stock                     $198,636     $ 70,765
Corporate debt securities                                     3,062        2,417
Mortgage-backed securities                                   19,462       10,677
                                                           --------     --------
                                                           $221,160     $ 83,859
                                                           ========     ========

Amounts included in cash and cash equivalents              $ 22,361     $ 12,575
Amounts included in short term investments                  198,799       71,284
                                                           --------     --------
                                                           $221,160     $ 83,859
                                                           ========     ========

There were no realized gains or losses on the Company's investments during 1995 as all investments were held to maturity during the year. The Company utilizes zero-balance accounts and other cash management tools to invest all available funds including bank balances in excess of book balances.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment: Property, plant and equipment, except construction-in-process, are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. The estimated useful life of the Company's buildings is 30 years. Furniture and equipment are generally depreciated over 3 to 5 years and leasehold improvements are amortized over the shorter of the lease term or the useful life.

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

Reclassifications: Certain reclassifications have been made to the 1994 Consolidated Balance Sheet, the 1994 and 1993 Statements of Cash Flows, and the related notes to conform to the current year's presentation.

Fiscal Year: The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The years ended December 31, 1995, January 1, 1995 and January 2, 1994 were each comprised of 52 weeks.

Stock Split: The Company effected a two-for-one stock split of its outstanding Common Stock effective December 21, 1995. Earnings per share and share amounts for all periods in the consolidated financial statements have been restated to reflect the split.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE 2.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one business segment which is the development, production and marketing of high-performance thin-film media for use in hard disk drives. The Company sells to original equipment manufacturers in the rigid disk drive market and computer system manufacturers that produce their own disk drives.

Summary information for the Company's operations by geographic location is as follows:

                                               1995        1994         1993
                                            ---------    ---------    ---------
                                                       (in thousands)
Net sales
    To customers from U.S. operations       $ 344,218    $ 315,540    $ 369,683
    To customers from Far East operations     168,030       76,851       15,692
    Intercompany from Far East operations      25,123       16,881       25,806
    Intercompany from U.S. operations           6,683           --           --
                                            ---------    ---------    ---------
                                              544,054      409,272      411,181
    Eliminations                              (31,806)     (16,881)     (25,806)
                                            ---------    ---------    ---------
    Total net sales                         $ 512,248    $ 392,391    $ 385,375
                                            =========    =========    =========
Operating income (loss)
    U.S. operations                         $  55,696    $  48,265    $   7,460
    Far East operations                        67,559       25,080      (13,458)
                                            ---------    ---------    ---------
                                              123,255       73,345       (5,998)
    Eliminations                                5,829        3,600          675
                                            ---------    ---------    ---------
    Total operating income (loss)           $ 129,084    $  76,945    $  (5,323)
                                            =========    =========    =========
Identifiable assets
    U.S. operations                         $ 573,006    $ 387,907    $ 342,192
    Far East operations                       201,915      124,048       89,354
                                            ---------    ---------    ---------
                                              774,921      511,955      431,546
    Eliminations                              (88,606)     (87,860)     (49,249)
                                            ---------    ---------    ---------
    Total identifiable assets               $ 686,315    $ 424,095    $ 382,297
                                            =========    =========    =========

Export sales by domestic operations included the following:

                                                     Fiscal Year Ended
                                            -----------------------------------
                                               1995        1994         1993
                                            ---------    ---------    ---------
                                                       (in thousands)
Far East (see Note 13)                      $ 151,000    $ 133,574    $ 180,844
Europe                                             --        1,258       20,950

NOTE 3.  CONCENTRATION OF CUSTOMER AND SUPPLIER RISK

The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral. Significant customers accounted for the following percentages of net sales in 1995, 1994 and 1993:

                                               Fiscal Year Ended
                                   -------------------------------------------
                                       1995           1994            1993
                                   ------------   ------------    ------------
Seagate Technology, Inc.                     42%            40%             24%
Quantum Corporation                          23%            23%             15%
Hewlett-Packard Company                      15%            21%             21%
Western Digital Corporation                  12%            12%   less than 10%
Conner Peripherals, Inc.           less than 10%  less than 10%             11%

In February 1996, Seagate and Conner merged. Net sales to Seagate and Conner on a combined basis were 44%, 40% and 35% in 1995, 1994 and 1993, respectively. In addition, Quantum recently announced that it would cease disk drive production in Milpitas, California and Penang, Malaysia and contract with its Japanese manufacturing partner, Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") to manufacture its drives. Asahi Komag Co. Ltd. ("AKCL"), the Company's Japanese joint venture, has an established working relationship with MKE and MKE has remained AKCL's largest customer for the past several years. The Company's Malaysian subsidiary recently began shipments to MKE's new Singapore manufacturing facility. However, there can be no assurance that MKE will purchase from either the Company or AKCL the unit quantities of product which the Company previously supplied to Quantum in the U.S. and Malaysia.

Kobe Steel, Ltd. ("Kobe") supplies aluminum substrate blanks to Komag Material Technology, Inc. ("KMT"), and the Company in turn purchases KMT's entire output of finished substrates. The Company also purchases substantial quantities of finished substrates from Kobe in addition to the substrates purchased from KMT. In combination, KMT and Kobe supply in excess of 85% of the Company's substrate requirements. The Company also relies on a limited number of other suppliers, in some cases a sole supplier, for certain other materials used in its manufacturing processes. These materials include nickel plating solutions, sputtering target materials and certain polishing and texturing supplies. These suppliers work closely with the Company to optimize the Company's production processes. Although this reliance on a limited number of suppliers, or sole supplier, entails some risk that the Company's production capacity would be limited if one or more of such materials were to become unavailable or available in reduced quantities, the Company believes that the advantages of working closely with these suppliers outweigh such risks. If such materials should be unavailable for a significant period of time, the Company's results of operations would be adversely affected.


NOTE 4.  STOCKHOLDERS' EQUITY

In 1995, the Company raised $122,100,000 from the sale of 3,500,000 shares of Common Stock in a follow-on public stock offering. In December 1995, the stockholders approved an increase in the number of shares of Common Stock authorized for issuance to 85,000,000.

NOTE 5.  STOCK OPTION PLANS AND STOCK PURCHASE PLAN

Under the Company's stock option plans ("Plans"), options to purchase up to 12,760,000 shares of Common Stock may be granted to key employees and directors. The Plans provide for issuing both incentive stock options, which must be granted at fair market value at the date of grant, and non-qualified stock options, which may be granted at not less than 85% of fair market value at the date of grant. Outstanding options generally vest over four years and expire no later than ten years from the date of grant. Options may be exercised in exchange for cash or outstanding shares of the Company's Common Stock. Approximately 17,000 and 11,000 shares of the Company's Common Stock were received in exchange for option exercises in 1995 and 1994, respectively. No such exchange occurred in 1993. At December 31, 1995 approximately 543,000 options were available for grant and 5,571,000 shares of Common Stock were reserved for future issuance under these Plans. At December 31, 1995 and January 1, 1995 approximately 1,487,000 and 1,283,000, respectively, of the outstanding options were exercisable.

Under an option plan for employees of Dastek, Inc. ("Dastek"), a former joint venture of the Company (see Note 11), options to purchase 2,000,000 shares of the Company's Common Stock were authorized and reserved for issuance. At December 31, 1995, 560,000 options had been exercised and no options were exercisable or outstanding under the Dastek plan. No additional options will be granted under the Dastek plan due to the cessation of Dastek's operations.

A summary of stock option transactions is as follows:

                                          Shares    Exercise Price       Total
                                          ------    ---------------    --------
                                                 (in thousands, except
                                                   per share amounts)
Outstanding at January 3, 1993             5,671    $ 0.49 - $10.88    $ 35,770
    Granted                                1,883      7.75 -  12.00      18,701
    Exercised                               (842)     0.49 -   9.25      (3,787)
    Cancelled                               (330)     0.49 -  10.88      (2,490)
                                          ------    ---------------    --------

Outstanding at January 2, 1994             6,382      0.49 -  12.00      48,194
    Granted                                1,382      7.88 -  13.38      12,551
    Exercised                             (1,811)     0.49 -  12.00      (9,850)
    Cancelled                             (1,254)     2.17 -  12.00     (10,728)
                                          ------    ---------------    --------

Outstanding at January 1, 1995             4,699      2.90 -  13.38      40,167
    Granted                                1,479     11.63 -  35.94      24,528
    Exercised                               (997)     2.90 -  12.94      (7,174)
    Cancelled                               (153)     2.90 -  25.63      (1,567)
                                          ------    ---------------    --------
Outstanding at December 31, 1995           5,028    $3.13 - $ 35.94    $ 55,954
                                          ======    ===============    ========

In January 1996 the Company's Board of Directors approved an increase of 3,000,000 in the total number of shares of Common Stock that may be issued under the Komag Stock Option Plan. The increase is subject to stockholder approval.

Under the terms of the Employee Stock Purchase Plan, employees may elect to contribute up to 10% of their compensation toward the purchase of shares of the Company's Common Stock. The purchase price per share will be the lesser of 85% of the fair market value of the stock on the first day of enrollment in a twenty-four month offering period or the last day of each semi-annual period within the twenty-four month offering period. The total number of shares of stock that may be issued under the Plan cannot exceed 2,800,000 shares. Shares issued under this plan approximated 431,000, 469,000 and 528,000 in 1995, 1994 and 1993, respectively. At December 31, 1995 approximately 398,000 shares of Common Stock were reserved for future issuance under this Plan.

Beginning January 1, 1996, the Company will be required to adopt Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The Company plans to adopt only the disclosure requirements of the Statement and, as such, the adoption of FAS 123 will have no impact on the Company's financial position or results of operations.


NOTE 6.  BONUS AND PROFIT SHARING PLANS

The Company and its subsidiaries maintain various cash profit sharing plans. Under the terms of the cash profit sharing plans, a percentage of semi-annual operating profit, as defined in the plans, is allocated among all employees who meet certain criteria. Under the terms of the Company's bonus plans, various percentages of an operating unit's annual operating profit, as defined in the respective bonus plans, is paid to eligible employees. The Company expensed $19,990,000, $9,083,000 and $8,084,000 under these bonus and cash profit sharing plans in 1995, 1994 and 1993, respectively.

The Company and its subsidiaries maintain savings and deferred profit sharing plans. Employees who meet certain criteria are eligible to participate. In addition to voluntary employee contributions to these plans, the Company contributes four percent of semi-annual consolidated operating profit, as defined in the plans. These contributions are allocated to all eligible employees. Furthermore, the Company matches a portion of the employee's contributions to the plans up to a maximum amount. The Company contributed $6,653,000, $4,081,000 and $2,207,000 to the plans in 1995, 1994 and 1993, respectively.

Expenses for the Company's bonus and profit sharing plans are included in selling, general and administrative expenses.

NOTE 7.  INCOME TAXES

The provision for income taxes consists of the following:

                                                   Fiscal Year Ended
                                      -----------------------------------------
                                        1995             1994            1993
                                      --------         --------        --------
                                                    (in thousands)
Federal:
       Current                        $ 16,496         $ 13,482        $ 22,863
       Deferred                         14,830            4,437          (4,515)
                                      --------         --------        --------
                                        31,326           17,919          18,348
State:
       Current                          (1,284)             264           1,339
       Deferred                          2,588            4,272           6,580
                                      --------         --------        --------
                                         1,304            4,536           7,919
Foreign:
       Current                           1,179              755             158
                                      --------         --------        --------

                                      $ 33,809         $ 23,210        $ 26,425
                                      ========         ========        ========

The foreign provision above consists of withholding taxes on royalty and interest payments and foreign taxes of subsidiaries.

Deferred tax assets (liabilities) are comprised of the following:

                                                            Fiscal Year End
                                                       ------------------------
                                                         1995            1994
                                                       --------        --------
                                                             (in thousands)
Depreciation                                           $ (7,284)       $ (8,384)
State income taxes                                       (7,295)         (5,016)
Deferred income                                         (13,588)         (1,323)
Other                                                    (9,476)         (4,002)
                                                       --------        --------
Gross deferred tax liabilities                          (37,643)        (18,725)
                                                       --------        --------

Inventory valuation adjustments                           1,578           1,675
Accrued compensation and benefits                         2,270           2,466
State income taxes                                          901           1,636
Other                                                     3,820           1,292
Tax benefit of net operating losses                      34,789          33,600
                                                       --------        --------
Gross deferred tax assets                                43,358          40,669
                                                       --------        --------

Deferred tax asset valuation allowance                  (34,789)        (33,600)
                                                       --------        --------

                                                       $(29,074)       $(11,656)
                                                       ========        ========

As of December 31, 1995 a 60%-owned subsidiary of the Company, Dastek Holding Company, has a federal tax net operating loss carryforward of approximately $99,000,000. The Company has fully reserved for the potential future federal tax benefit of this net operating loss in the deferred tax asset valuation allowance due to the fact that its utilization is limited to the subsidiary's separately computed future taxable income and that the subsidiary has no history of operating profits. The deferred tax asset valuation allowance increased $1,189,000, $7,308,000 and $11,719,000 in fiscal years 1995, 1994 and
1993, respectively. The $99,000,000 net loss expires at various dates through 2010.

A reconciliation of the income tax provision at the 35% federal statutory rate to the income tax provision at the effective tax rate is as follows:

                                                             Fiscal Year Ended
                                                     --------------------------------
                                                       1995        1994        1993
                                                     --------    --------    --------
                                                              (in thousands)
Income taxes computed at federal statutory rate      $ 47,327    $ 27,078    $ (2,560)
State and foreign income taxes, net of federal tax
    benefit                                               868       2,961       5,290
Tax-exempt interest income                             (1,434)       (827)       (723)
Permanently reinvested foreign earnings               (12,634)     (6,473)         --
Domestic losses unavailable for offset in
    consolidated return or carryback                       --          --      21,141
Certain foreign losses not currently utilized              --          --       5,429
Write-off of investments in subsidiaries                   --          --      (2,295)
Other                                                    (318)        471         143
                                                     --------    --------    --------
                                                     $ 33,809    $ 23,210    $ 26,425
                                                     ========    ========    ========

Foreign pretax income (loss) was $65,903,000, $23,882,000 and ($15,511,000) in
1995, 1994 and 1993, respectively.

Komag USA (Malaysia) Sdn., the Company's wholly-owned thin-film media operation in Malaysia, has been granted a tax holiday for a period of five years commencing in July 1993. Assuming the Company fulfills certain commitments under its license to operate within Malaysia, this tax holiday may be extended for an additional five-year period by the Malaysian government. The impact of this tax holiday was to increase net income by approximately $11,500,000 ($0.23 per share) and $6,400,000 ($0.14 per share) in 1995 and 1994, respectively. Losses incurred prior to the commencement of the tax holiday, approximately $6,237,000, are available for carryforward to years following the expiration of the tax holiday.

The Company has generated $76,800,000 of earnings for which no U.S. tax has been provided. These earnings are considered to be permanently invested outside the United States.


NOTE 8.  TERM DEBT AND LINE OF CREDIT

The Company had no long-term debt outstanding at December 31, 1995. Notes payable, primarily to banks, totaled approximately $29,482,000 at January 1, 1995. The notes bore interest at various LIBOR and Eurodollar rates plus 1.375%. The Company used $19,800,000 of the proceeds from its September 1995 public offering to repay its remaining notes payable.

The Company's credit facilities total $140,000,000 and are comprised of three four-year term line of credit agreements. These agreements each expire in December 1999 but may be extended, subject to bank approvals, annually for an additional year, thus perpetuating their four-year terms. The entire $140,000,000 under these unsecured credit facilities remains available.

The Company's credit facilities require maintenance of certain financial ratios and compliance with covenants that limit the amount of dividend payments without the lenders' consents.


NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and short-term investments, accounts receivable and certain other liabilities on the Consolidated Balance Sheets approximate fair value at December 31, 1995 and January 1, 1995 due to the relatively short period to maturity of the instruments.


NOTE 10.  LEASES AND COMMITMENTS

The Company leases most of its production facilities under operating leases that expire at various dates between 1996 and 2006. Certain of these leases include renewal options varying from five to ten years.

At December 31, 1995 the future minimum commitments for all non-cancellable operating leases are as follows (in thousands):

          1996                                             $ 4,809
          1997                                               5,495
          1998                                               5,378
          1999                                               4,564
          2000                                               3,692
          Thereafter                                        12,241
                                                           -------
          Total minimum lease payments                     $36,179
                                                           =======

Rental expense for all operating leases amounted to $4,212,000, $4,319,000 and $5,471,000 in 1995, 1994 and 1993, respectively.

The Company has current non-cancellable capital commitments of approximately $165,037,000.


NOTE 11.  DASTEK HOLDING COMPANY

In December 1991 the Company completed a merger with Dastek, Inc. ("Dastek"), a manufacturer of thin-film magnetic recording heads for use in hard disk drives. In February 1992 the Company formed a joint venture to produce and market thin-film magnetic recording heads with Asahi Glass America, Inc. ("Asahi America"), a U.S. subsidiary of Asahi Glass Co., Ltd. of Japan. Under the joint venture agreement, the Company contributed to the joint venture both the stock of Dastek and the assets of its existing thin-film head development program. Asahi America in turn contributed to the joint venture nearly $60,000,000 in cash and notes. The notes were paid to the joint venture in 1992 and 1993. Based on these contributions, the Company and Asahi America obtained interests in the joint venture of 60% and 40%, respectively. During 1993 the Company and a subsidiary of Asahi America loaned the Dastek joint venture an additional $24,000,000 and $16,000,000, respectively.

These loans were revalued to their estimated settlement amounts in late 1993 as a result of the restructuring of the thin-film head operations. In December 1993 the Company recorded a one-time charge of $38,956,000 as a result of Dastek's decision to exit the inductive thin-film head business. The net impact of the restructuring charge, after related minority interest and income tax adjustments, was $35,389,000

($0.83 loss per share for the year ended January 2, 1994). Approximately one-half of the restructuring charge related to the reduction of assets and liabilities to net realizable value. The remaining portion provided for estimated operating losses to be incurred during the completion of existing customer orders and the wind down of Dastek's operations. Dastek ceased its inductive thin-film head operations, sold its equipment at various public auctions, settled with its creditors and was legally dissolved prior to the end of 1994. Based upon the results of these actual shutdown activities, no significant adjustment was required to the aggregate restructuring charge recorded in 1993. Actual operating losses incurred in 1994 were approximately one-third higher than estimated in the 1993 restructuring charge. However, net losses from the sale of Dastek's assets and the settlement of its liabilities were lower by a comparable amount.


NOTE 12.  KOMAG MATERIAL TECHNOLOGY, INC.

The Company's financial statements include the consolidation of the financial results of Komag Material Technology, Inc. ("KMT"), which manufactures and sells aluminum disk substrate products for high-performance magnetic storage media. KMT was owned 55% by the Company and 45% by Kobe Steel USA Holdings Inc. ("Kobe USA"), a U.S. subsidiary of Kobe Steel, Ltd. ("Kobe") from November 1988 to December 1995. On December 28, 1995 the Company increased its ownership of KMT to 80% through the purchase of KMT Common Stock directly from Kobe USA for $6,750,000. Kobe USA retained a 20% minority interest investment in KMT.

Other transactions between Kobe or its distributors and the Company were as follows:

                                                       Fiscal Year Ended
                                                --------------------------------
                                                  1995        1994        1993
                                                --------    --------    --------
                                                         (in thousands)
Accounts payable to Kobe or its distributors:
    Balance at beginning of year                $  2,234    $  2,728    $  2,636
        Purchases                                 34,478      34,657      33,098
        Payments                                 (33,410)    (35,151)    (33,006)
                                                --------    --------    --------
           Balance at end of year               $  3,302    $  2,234    $  2,728
                                                ========    ========    ========


NOTE 13.  UNCONSOLIDATED JOINT VENTURE

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

The Company's share of the joint venture's net income was $7,362,000, $5,457,000 and $4,860,000 in 1995, 1994 and 1993, respectively. Royalty income ceased in 1992 upon reaching its contractual limit.

Other transactions between the joint venture and the Company were as follows:

                                                           Fiscal Year Ended
                                                  ----------------------------------
                                                    1995         1994         1993
                                                  --------     --------     --------
                                                            (in thousands)
     Accounts receivable from joint venture:
         Balance at beginning of year             $     96     $    227     $     92
             Sales                                  21,224        1,375          990
             Cash receipts                         (16,414)      (1,506)        (855)
                                                  --------     --------     --------
                Balance at end of year            $  4,906     $     96     $    227
                                                  --------     --------     --------

     Accounts payable to joint venture:
         Balance at beginning of year             $     46     $    592     $  4,572
             Purchases                               5,460        9,752       16,259
             Payments                               (5,151)     (10,298)     (20,239)
                                                  --------     --------     --------
                Balance at end of year            $    355     $     46     $    592
                                                  ========     ========     ========

Equipment purchases by the Company from its joint venture partners were $18,195,000, $11,571,000 and $4,998,000 in 1995, 1994 and 1993, respectively.

Summary combined financial information for the Partnership and AKCL for the years ended December 31, 1995, 1994 and 1993, and as of December 31, 1995 and 1994 is as follows. The subsidiary's total assets, liabilities, revenues, costs and expenses approximate 100% of the combined totals.

                                                           Fiscal Year Ended
                                                 ------------------------------------
                                                   1995          1994          1993
                                                 --------      --------      --------
                                                            (in thousands)
     Summarized Income Statements:
     Net sales                                   $173,177      $131,335      $119,447
     Costs and expenses                           143,766       109,674        99,596
     Provision for income taxes                    14,687        10,626        10,094
                                                 --------      --------      --------
                        Net Income               $ 14,724      $ 11,035      $  9,757
                                                 ========      ========      ========

                                                                   Fiscal Year End
                                                               ----------------------
                                                                 1995          1994
                                                               --------      --------
                                                                   (in thousands)
     Summarized Balance Sheets:
     Current assets                                            $ 52,302      $ 32,328
     Noncurrent assets                                           99,765        76,124
                                                               --------      --------
        Total Assets                                           $152,067      $108,452
                                                               ========      ========

     Current liabilities                                       $ 71,811      $ 39,677
     Long-term obligations                                       10,412        14,079
     Partners' capital                                           69,844        54,696
                                                               --------      --------
        Total Liabilities and Partners' Capital                $152,067      $108,452
                                                               ========      ========

NOTE 14.  PARTICIPATION IN HEADWAY TECHNOLOGIES, INC.

The Company has a voting interest in Headway Technologies, Inc. ("Headway"). Headway was formed in 1994 to research, develop and manufacture advanced magnetoresistive ("MR") heads for the data storage industry. Hewlett-Packard Company ("HP") and AKCL (see Note 13) provided the initial cash funding to Headway in exchange for equity interests. The Company and Asahi America licensed to Headway MR technology developed by Dastek and contributed certain research and production equipment in exchange for equity. As a result of these transactions the Company holds a direct voting interest in Headway of less than 20%. The Company has no cost basis in its investment in Headway. Consequently, operating results at Headway do not directly affect the Company's earnings. The Company has not guaranteed any obligation of Headway and is not otherwise committed to provide financial support to Headway.

AKCL invested in Headway in 1994 and has been recording partial writedowns of its investment based upon net losses incurred at Headway. AKCL's net income reflected writedowns, net of tax, of $2,200,000 and $500,000 in 1995 and 1994, respectively. To the extent that such losses continue, AKCL will record a portion of those losses. Alternatively, AKCL will record a portion of Headway's net income, if any, to the extent of previously recognized losses.


NOTE 15.  QUARTERLY SUMMARIES
(in thousands except per share amounts, unaudited)

                                                  1995
                        --------------------------------------------------------
                        1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
                        -----------    -----------    -----------    -----------
Net sales                $105,063       $120,807       $132,835       $153,543
Gross profit               32,767         46,020         53,322         65,377
Net income                 14,880         23,361         30,399         38,175

Net income per share     $   0.31       $   0.48       $   0.61       $   0.72


                                                 1994
                        --------------------------------------------------------
                        1st Quarter    2nd Quarter   3rd Quarter     4th Quarter
                        -----------    -----------   -----------     -----------
Net sales                 $97,701        $97,774        $98,172        $98,744
Gross profit               32,888         29,897         31,570         31,031
Net income                 15,444         13,954         15,015         14,109

Net income per share      $  0.34        $  0.31        $  0.33        $  0.30

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEMS 10, 11, 12 AND 13.

         Items 10 through 13 of Part III will be contained in the Komag, Incorporated Proxy Statement For the Annual Meeting of Stockholders to be held May 14, 1996 (the "1996 Proxy Statement") which will be filed with the Securities and Exchange Commission no later than April 29, 1996. The cross reference table below sets forth the captions under which the responses to these items are found:

10-K Item        Description                                 Caption in 1996 Proxy Statement
---------        -----------                                 -------------------------------
10               Directors and Executive Officers            "Item No. 1--Election of Directors:
                                                                 Nominees; Business
                                                                 Experience of Directors and
                                                                 Nominees" and "Additional
                                                                 Information: Certain
                                                                 Relationships and Related
                                                                 Transactions; Other Matters"

11               Executive Compensation                      "Additional Information: Executive
                                                                 Compensation and Related
                                                                 Information"

12               Security Ownership of Certain Beneficial    "Additional Information: Principal
                     Owners and Management                       Stockholders"

13               Certain Relationships and Related           "Additional Information: Certain
                     Transactions                                Relationships and Related
                                                                 Transactions"

         The information set forth under the captions listed above, contained in the 1996 Proxy Statement, are hereby incorporated herein by reference in response to Items 10 through 13 of this Report on Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

         1.  FINANCIAL STATEMENTS.

         The following consolidated financial statements of Komag, Incorporated are filed in Part II, Item 8 of this Report on Form 10-K:

Consolidated Statements of Operations--Fiscal Years 1995, 1994 and 1993 Consolidated Balance Sheets--December 31, 1995 and January 1, 1995 Consolidated Statements of Cash Flows--Fiscal Years 1995, 1994 and 1993 Consolidated Statements of Stockholders' Equity--Fiscal Years 1995, 1994 and 1993
Notes to Consolidated Financial Statements



         2.  FINANCIAL STATEMENT SCHEDULES.

         The following financial statement schedule of Komag, Incorporated is filed in Part IV, Item 14(d) of this report on Form 10-K:

Schedule II-Valuation and Qualifying Accounts

Report of Other Auditor
     --Report of Chuo Audit Corporation on Asahi Komag Co., Ltd.

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3.  EXHIBITS.

3.1               Amended and Restated Certificate of Incorporation.

3.2 Bylaws (incorporated by reference from Exhibit 3.3 filed with the Company's Report on Form 10-K for the year ended December 30, 1990).

4.2 Specimen Stock Certificate (incorporated by reference from a similarly numbered exhibit filed with Amendment No. 1 to the Registration Statement).

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

10.1.3 Lease Agreement dated July 29, 1988 by and between Brokaw Interests and Komag Corporation (incorporated by reference from Exhibit 10.1.6 filed with the Company's Report on Form 10-K for the year ended January 1, 1989).

10.1.4 Lease Agreement dated May 2, 1989 by and between Stony Point Associates I and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.1.6 filed with the Company's Report on Form 10-K for the year ended December 31, 1989).

10.1.5 Amendment to Lease Agreement dated December 28, 1990 by and between Milpitas-Hillview II and Komag, Incorporated (incorporated by reference from Exhibit 10.1.11 filed with the Company's Report on Form 10-K for the year ended December 30,
                  1990).

10.1.6 Second Amendment to Lease dated December 28, 1990 by and between Milpitas-Hillview and Komag, Incorporated (incorporated by reference from Exhibit 10.1.12 filed with the Company's Report on Form 10-K for the year ended December 30,
                  1990).

10.1.7 First Amendment to Lease dated November 1, 1993 by and between Wells Fargo Bank et al and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.1.14 filed with the Company's Report on Form 10-K for the year ended January 2,
                  1994).

10.1.8 Lease Agreement dated May 27, 1994 by and between Hillview I Partners and Komag, Incorporated (incorporated by reference from Exhibit 10.1.16 filed with the Company's Report on Form 10-Q for the quarter ended July 3, 1994).

10.1.9 Lease Agreement dated August 4, 1995 by and between Great Oaks Interests and Komag, Incorporated (incorporated by reference from Exhibit 10.11.12 filed with Form 10-Q for the Quarter ended October 1, 1995).

10.2 Form of Directors' Indemnification Agreement (incorporated by reference from Exhibit 10.9 filed with the Company's Report on Form 10-K for the year ended December 30, 1990).

10.3.1 Joint Venture Agreement by and among Komag, Inc., Asahi Glass Co., Ltd., and Vacuum Metallurgical Company dated November 9, 1986, as amended January 7, 1987 and January 27, 1987 (incorporated by reference from Exhibit 10.10.1 filed with the

                  Registration Statement on Form S-1--File No. 33-13663) (confidential treatment obtained as to certain portions).

10.3.2 General Partnership Agreement for Komag Technology Partners dated January 7, 1987 (incorporated by reference from Exhibit
                  10.10.2 filed with the Registration Statement on Form S-1--File No. 33-13663).

10.3.3 Technology Contribution Agreement dated January 7, 1987 by and between Komag, Incorporated and Komag Technology Partners (incorporated by reference from Exhibit 10.10.3 filed with the Registration Statement on Form S-1--File No. 33-13663) (confidential treatment obtained as to certain portions).

10.3.4 Technical Cooperation Agreement dated January 7, 1986 by and between Asahi Glass Company, Ltd. and Komag, Incorporated (incorporated by reference from Exhibit 10.10.4 filed with the Registration Statement on Form S-1--File No. 33-13663).

10.3.5 Third Amendment to Joint Venture Agreement by and among Komag, Inc., Asahi Glass Co., Ltd., Vacuum Metallurgical Company, et al dated March 21, 1990 (incorporated by reference from Exhibit 10.10.5 filed with the Company's Report on Form 10-K for the year ended December 31, 1989).

10.3.6 Fourth Amendment to Joint Venture Agreement by and among Komag, Inc., Asahi Glass Co., Ltd., Vacuum Metallurgical Company, et al dated May 24, 1990 (incorporated by reference from Exhibit 10.10.11 filed with the Company's Report on Form 10-K for the year ended January 1, 1995).

10.3.7 Fifth Amendment to Joint Venture Agreement by and among Komag, Inc., Asahi Glass Co., Ltd., Vacuum Metallurgical Company, et al dated November 4, 1994 (incorporated by reference from Exhibit 10.10.12 filed with the Company's Report on Form 10-K for the year ended January 1, 1995).

10.3.8 Joint Venture Agreement dated March 6, 1989 by and between Komag, Incorporated, Komag Material Technology, Inc. and Kobe Steel USA Holdings Inc. (incorporated by reference from
                  Exhibit 10.10.6 filed with the Company's Report on Form 10-K for the year ended December 31, 1989) (confidential treatment obtained as to certain portions).

10.3.9 Joint Development and Cross-License Agreement dated March 10, 1989 by and between Komag, Incorporated, Kobe Steel, Ltd., and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.10.7 filed with the Company's Report on Form 10-K for the year ended December 31, 1989).

10.3.10 Blank Sales Agreement dated March 10, 1989 by and between Komag, Incorporated, Kobe Steel, Ltd., and Komag Material Technology, Inc. (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended December 31, 1989).

10.3.11 Finished Substrate Agreement dated March 10, 1989 by and between Komag, Incorporated, Kobe Steel, Ltd., and Komag Material Technology, Inc. (incorporated by reference from
                  Exhibit 10.10.9 filed with the Company's Report on Form 10-K for the year ended December 31, 1989) (confidential treatment obtained as to certain portions).

10.3.12 Stock Purchase Agreement between Komag, Incorporated and Kobe Steel USA Holdings Inc. dated November 17, 1995.

10.3.13 Substrate Agreement by and between Kobe Steel, Ltd. and Komag, Incorporated dated November 17, 1995 (filed on March 4, 1996 requesting confidential treatment as to certain portions; incorporated herein by reference).

10.3.14 License Amendment Agreement among Komag, Incorporated, Komag Material Technology, Inc. and Kobe Steel, Ltd. dated November 17, 1995.

10.3.15 Substrate Sales Amendment Agreement among Komag, Incorporated, Komag Material Technology, Inc. and Kobe Steel, Ltd. dated November 17, 1995.

10.3.16 Joint Venture Amendment Agreement among Komag, Incorporated, Komag Material Technology, Inc. and Kobe Steel USA Holdings Inc. dated November 17, 1995 (filed on March 4, 1996 requesting confidential treatment as to certain portions; incorporated herein by reference).

10.4.1 Restated 1987 Stock Option Plan, effective January 23, 1992 and forms of agreement thereunder (incorporated by reference from a similarly numbered exhibit filed with the Company's report on Form 10-K for the year ended December 29, 1991).

10.4.2 Komag, Incorporated 1995 Management Bonus Plan (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended January 1,
                  1995).

10.4.3 1988 Employee Stock Purchase Plan Joinder Agreement dated July 1, 1993 between Komag, Incorporated and Komag USA (Malaysia) Sdn. (incorporated by reference from Exhibit 10.11.11 filed with the Company's Report on Form 10-K for the year ended January 2, 1994).

10.5.1 Komag, Incorporated Deferred Compensation Plan (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended January 1,
                  1995).

10.5.2 Komag Material Technology, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 10.11.12 filed with Form 10-Q for the Quarter ended October 1, 1995).

10.6 Common Stock Purchase Agreement dated December 9, 1988 by and between Komag, Incorporated and Asahi Glass Co., Ltd. (incorporated by reference from Exhibit 1 filed with the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 1988).

10.7 Common Stock Purchase Agreement dated February 6, 1990 by and between Komag, Incorporated and Kobe Steel USA Holdings Inc. (incorporated by reference from Exhibit 10.17 filed with the Company's Report on Form 10-K for the year ended December 31,
                  1989).

10.8 Registration Rights Agreement dated March 21, 1990 by and between Komag, Incorporated and Kobe Steel USA Holdings Inc. (incorporated by reference from Exhibit 10.18 filed with the Company's Report on Form 10-K for the year ended December 31,
                  1989).

10.9 Amendment No. 1 to Common Stock Purchase Agreement dated March 21, 1990 by and between Komag, Incorporated and Asahi Glass Co., Ltd. (incorporated by reference from Exhibit 10.19 filed with Amendment No. 1 to the Registration Statement filed with the Securities and Exchange Commission on May 26, 1987).

10.10 Amended and Restated Registration Rights Agreement dated March 21, 1990 by and between Komag, Incorporated and Asahi Glass Co., Ltd. (incorporated by reference from Exhibit 10.20 filed with Amendment No. 1 to the Registration Statement filed with the Securities and Exchange Commission on May 26, 1987).

10.11 Letter dated February 10, 1992 from the Malaysian Industrial Development Authority addressed to Komag, Incorporated approving the "Pioneer Status" of the Company's thin- film media venture in Malaysia (incorporated by reference from Exhibit 10.28 filed with the Company's report on Form 10-K for the year ended January 3, 1993).

10.12 Credit Agreement between Komag, Incorporated and First Interstate Bank of California-- Three Year Facility--dated December 15, 1994 (incorporated by reference from Exhibit
                  10.24 filed with the Company's report on Form 10-K for the year ended January 1, 1995).

10.13 Credit Agreement between Komag, Incorporated and First Interstate Bank of California-- One Year Facility--dated December 15, 1994 (incorporated by reference from Exhibit
                  10.25 filed with the Company's report on Form 10-K for the year ended January 1, 1995).

10.14 First Amendment to Credit Agreement--Three Year Facility--by and between Komag, Incorporated and First Interstate Bank of California dated March 29, 1995.

10.15 Second Amendment to Credit Agreement--Three Year Facility--by and between Komag, Incorporated and First Interstate Bank of California dated December 15, 1995.

10.16 Credit Agreement between Komag, Incorporated and The Industrial Bank of Japan, Limited, San Francisco Agency dated December 15, 1995.

11.1              Computation of Income (Loss) per Share.

21                List of Subsidiaries.

23.1              Consent of Ernst & Young LLP.

23.2              Consent of Chuo Audit Corporation.

24 Power of Attorney. Reference is made to the signature pages of this Report.

27                Financial Data Schedule.

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

         The preceding undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-16625 (filed August 19,
1987), 33-19851 (filed January 28, 1988), 33-25230 (filed October 28, 1988),
33-41945 (filed July 29, 1991), 33-45469 (filed February 3, 1992), 33-53432
(filed October 16, 1992), 33-80594 (filed June 22, 1994), and 33-62543 (filed
September 12, 1995).

SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN MILPITAS, CALIFORNIA ON THIS 6TH DAY OF MARCH, 1996.

                                     Komag, Incorporated

                                          By    Stephen C. Johnson
                                            -------------------------
                                                   Stephen C. Johnson
                                          President and Chief Executive Officer









                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears herein constitutes and appoints Stephen C. Johnson and William L. Potts, Jr., and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

           Name                                  Title                                Date
  TU CHEN                           Chairman of the Board                       March 6, 1996
----------------------------          and Director
  (Tu Chen)


  STEPHEN C. JOHNSON                President, Chief Executive Officer          March 6, 1996
----------------------------
(Stephen C. Johnson)

 WILLIAM L. POTTS, JR.              Senior Vice President-Chief                 March 6, 1996
----------------------------          Financial Officer and Secretary
(William L. Potts, Jr.)               (Principal Financial and
                                      Accounting Officer)

  CRAIG R. BARRETT                  Director                                    February 23, 1996
----------------------------
  (Craig R. Barrett)

  CHRIS A. EYRE                     Director                                    March 6, 1996
----------------------------
  (Chris A. Eyre)

  IRWIN FEDERMAN                    Director                                    March 6, 1996
----------------------------
  (Irwin Federman)

  GEORGE A. NEIL                    Director                                    February 26, 1996
----------------------------
  (George A. Neil)

  MAX PALEVSKY                      Director                                    March 6, 1996
----------------------------
  (Max Palevsky)

  ANTHONY SUN                       Director                                    March 6, 1996
----------------------------
  (Anthony Sun)

  MASAYOSHI TAKEBAYASHI             Director                                    February 24, 1996
---------------------------
  (Masayoshi Takebayashi)

*By WILLIAM L. POTTS, JR.
   ------------------------
    (William L. Potts, Jr.,
      Attorney-in-Fact)

ITEM 14(D) FINANCIAL STATEMENT SCHEDULES

                               KOMAG, INCORPORATED

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

COL. A                                        COL. B        COL. C         COL. D           COL. E
------                                        ------        ------         ------           ------
                                                            ADDITIONS
                                              BALANCE AT    CHARGED TO                      BALANCE
                                              BEGINNING     COSTS AND                       AT END
DESCRIPTION                                   OF PERIOD     EXPENSES       DEDUCTIONS       OF PERIOD
-----------                                   ---------     --------       ----------       ---------
Year ended January 2, 1994
        Allowance for doubtful accounts       $ 1,917       $  (191)        $     44         $ 1,682
        Allowance for sales returns             1,344         3,163 (1)        2,632 (2)       1,875
                                              -------       -------         --------         -------
           Sub total                            3,261         2,972            2,676           3,557
        Restructuring liability (3)                --        38,956           23,069 (4)      15,887
                                              -------       -------         --------         -------
                                              $ 3,261       $41,928         $ 25,745         $19,444
                                              =======       =======         ========         =======

Year ended January 1, 1995
        Allowance for doubtful accounts       $ 1,682       $  (195)        $     --         $ 1,487
        Allowance for sales returns             1,875         2,146 (1)        3,285 (2)         736
                                              -------       -------         --------         -------
           Sub total                            3,557         1,951            3,285           2,223
        Restructuring liability (3)            15,887            --           15,887 (5)          --
                                              -------       -------         --------         -------
                                              $19,444       $ 1,951         $ 19,172         $ 2,223
                                              =======       =======         ========         =======

Year ended December 31, 1995
        Allowance for doubtful accounts       $ 1,487       $ 1,519         $     --         $ 3,006
        Allowance for sales returns               736         2,351 (1)        1,814 (2)       1,273
                                              -------       -------         --------         -------
                                              $ 2,223       $ 3,870         $  1,814         $ 4,279
                                              =======       =======         ========         =======

     (1) Additions to the allowance for sales returns are netted against sales.
     (2) Actual sales returns of subsequently scrapped product were charged against the allowance for sales returns. Actual sales returns of product that was subsequently tested and shipped to another customer were netted directly against sales.
     (3) Relates to the restructuring of Dastek, Inc., the Company's thin-film head joint venture. See Note 10 to the Consolidated Financial Statements.
     (4) Primarily represents reductions of assets and liabilities to their estimated net realizable values.
     (5) Primarily represents operating losses incurred during the shutdown of Dastek, Inc.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Asahi Komag Co., Ltd.

     We have audited the accompanying consolidated balance sheet of Asahi Komag Co., Ltd. and subsidiary as of December 31, 1995, and the related consolidated statements of income, cash flows, and stockholder's equity for the year then ended. We have also audited the accompanying balance sheet of Asahi Komag Co., Ltd. as of December 31, 1994, and the related statements of income, cash flows, and stockholder's equity for each of the years in the two year period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Headway Technologies, Inc., a company investment accounted for using the equity method, which represents six percent of the Company's total assets as of December 31, 1995. Those statements were audited by other auditors whose report has been provided to us and our opinion, insofar as it relates to the amounts included for Headway Technologies, Inc., is based solely on the report of the other auditors.

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

     In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects the consolidated financial position of Asahi Komag Co., Ltd. and subsidiary as of December 31, 1995, and the consolidated results of its operations and its cash flows for the year ended December 31, 1995, and the financial position of Asahi Komag Co., Ltd. as of December 31, 1994 and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 1994 in conformity with generally accepted accounting principles applicable in the United States of America.

     As discussed in Note 2b of the notes to the financial statements, the Company reporting entity changed in 1995 as a result of the establishment of a wholly owned subsidiary.

     The consolidated financial statements as of and for the year ended December 31, 1995 have been translated into United States Dollars solely for the convenience of the reader. Our audit included the translation, and in our opinion such translation has been made in accordance with the basis stated in note 2g to the financial statements.

                             CHUO AUDIT CORPORATION

Tokyo, Japan
January 27, 1996