Form 10-Q
period 1996-03-31
KOMAG INC /DE/
filed 1996-05-06
CIK 813347

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1996
                         Commission File Number 0-16852

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

                                     Yes   X      No      .
                                          ---          ---


     On March 31, 1996, 50,884,273 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX

                               KOMAG, INCORPORATED

                                                                                       Page No.


     PART I.        FINANCIAL INFORMATION

     Item 1.        Consolidated Financial Statements (Unaudited)
                    Consolidated income statements -- Three months ended
                    March 31, 1996 and April 2, 1995. . . . . . . . . . . . . . . . .      3

                    Consolidated balance sheets -- March 31, 1996,
                    and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . .      4

                    Consolidated statements of cash flows -- Three months
                    ended March 31, 1996, and April  2, 1995. . . . . . . . . . . . .      5

                    Notes to consolidated financial statements --
                    March 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . .  .    6-7

     Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations  . . . . . . . .  .   8-13

     PART II.       OTHER INFORMATION

     Item 1.        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .     13

     Item 2.        Changes in Securities . . . . . . . . . . . . . . . . . . . . . .     13

     Item 3.        Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .     13

     Item 4.        Submission of Matters to a Vote of Security Holders . . . . . . .     13

     Item 5.        Other Information . . . . . . . . . . . . . . . . . . . . . . . .     13

     Item 6.        Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  .     13

     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

PART I.   FINANCIAL INFORMATION

                               KOMAG, INCORPORATED
                         CONSOLIDATED INCOME STATEMENTS
                      (In Thousands, except per share data)
                                   (Unaudited)

                                                                   Three Months Ended
                                                                -------------------------
                                                                 MARCH 31         April 2
                                                                     1996            1995
                                                                ---------       ---------

Net sales                                                       $ 152,839       $ 105,063
Cost of sales                                                      88,350          72,296
                                                                ---------       ---------
          GROSS PROFIT                                             64,489          32,767

Operating expenses:

     Research, development and engineering                          6,648           6,065
     Selling, general and administrative                           10,818           7,542
                                                                ---------       ---------
                                                                   17,466          13,607
                                                                ---------       ---------
          OPERATING INCOME                                         47,023          19,160

Other income (expense):

     Interest income                                                2,282           1,034
     Interest expense                                                (106)           (614)
     Other, net                                                        58            (384)
                                                                ---------       ---------
                                                                    2,234              36
Income before income taxes, minority interest,                  ---------       ---------
   and equity in joint venture income                              49,257          19,196
Provision for income taxes                                         10,839           4,800
                                                                ---------       ---------
Income before minority interest and equity in
   joint venture income                                            38,418          14,396
Minority interest in net income of consolidated subsidiary            180             415
Equity in net income of unconsolidated joint venture                4,266             899
                                                                ---------       ---------
          NET INCOME                                            $  42,504       $  14,880
                                                                =========       =========



Net income per share                                            $    0.80       $    0.31
                                                                =========       =========


Number of shares used in per share computation                     53,093          47,282
                                                                =========       =========


                See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                MARCH 31        December 31
                                                                   1996            1995
                                                                 ---------       ---------
                                                               (UNAUDITED)         (note)
ASSETS
Current Assets

       Cash and cash equivalents                                 $  44,666       $  14,879
       Short-term investments                                      152,274         198,799
       Accounts receivable less allowances of
             $3,974 in 1996 and $4,279 in 1995                      54,161          61,660
       Accounts receivable from related parties                      7,575           5,034
       Inventories:

             Raw materials                                          26,676          20,213
             Work-in-process                                         9,504           7,431
             Finished goods                                          3,083           1,377
                                                                 ---------       ---------
                   Total inventories                                39,263          29,021
       Prepaid expenses and deposits                                 4,619           5,196
       Deferred income taxes                                         8,569           8,569
                                                                 ---------       ---------
                   Total current assets                            311,127         323,158
Investment in Unconsolidated Joint Venture                          32,982          30,143
Property, Plant and Equipment
       Land                                                          6,674           5,268
       Building                                                     56,997          38,357
       Equipment                                                   469,775         443,011
       Furniture                                                     6,409           6,118
       Leasehold Improvements                                       67,399          51,088
                                                                 ---------       ---------
                                                                   607,254         543,842
       Less allowances for depreciation and amortization          (231,629)       (214,668)
                                                                 ---------       ---------
                   Net property, plant and equipment               375,625         329,174
Deposits and Other Assets                                            4,008           3,840
                                                                 ---------       ---------
                                                                 $ 723,742       $ 686,315
                                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

       Trade accounts payable                                    $  40,326       $  28,717
       Accounts payable to related parties                           3,288           7,761
       Accrued compensation and benefits                            20,350          31,966
       Other liabilities                                             1,546           2,096
       Income taxes payable                                            529             400
                                                                 ---------       ---------
                   Total current liabilities                        66,039          70,940
Deferred Income Taxes                                               37,643          37,643
Other Long-term Liabilities                                            490             474
Minority Interest in Consolidated Subsidiary                         2,632           2,694
Stockholders' Equity
       Preferred stock                                                --              --
       Common stock                                                    509             507
       Additional paid-in capital                                  375,702         374,399
       Retained earnings                                           236,109         193,605
       Accumulated foreign currency translation adjustments          4,618           6,053
                                                                 ---------       ---------
                   Total stockholders' equity                      616,938         574,564
                                                                 ---------       ---------
                                                                 $ 723,742       $ 686,315
                                                                 =========       =========


 Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.


                See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                 -------------------------
                                                                                  MARCH 31        April 2
                                                                                    1996           1995
                                                                                  --------       --------

OPERATING ACTIVITIES
      Net income                                                                  $ 42,504       $ 14,880
      Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization                                           17,931         13,885
            Provision for losses on accounts receivable                               (324)           (60)
            Equity in net income of unconsolidated joint venture                    (4,266)          (899)
            Loss on disposal of equipment                                              127            476
            Deferred rent                                                               16            (19)
            Minority interest in net income of consolidated subsidiary                 180            415
            Changes in operating assets and liabilities:
                  Accounts receivable                                                7,823         (2,686)
                  Accounts receivable from related parties                          (2,541)            99
                  Inventories                                                      (10,242)        (3,626)
                  Prepaid expenses and deposits                                       (678)           266
                  Income taxes refundable                                            1,376          4,183
                  Trade accounts payable                                            11,609            548
                  Accounts payable to related parties                               (4,473)           734
                  Accrued compensation and benefits                                (11,616)        (2,408)
                  Other liabilities                                                   (550)           338
                                                                                  --------       --------
                           Net cash provided by operating activities                46,876         26,126

INVESTING ACTIVITIES
      Acquisition of property, plant and equipment                                 (64,390)       (28,133)
      Purchases of short-term investments                                             (163)       (38,554)
      Proceeds from short-term investments at maturity                              46,688         32,219
      Proceeds from disposal of equipment                                               20             10
      Deposits and other assets                                                       (270)            12
                                                                                  --------       --------
                         Net cash used in investing activities                     (18,115)       (34,446)

FINANCING ACTIVITIES
      Payments of long-term obligations                                               --           (3,229)
      Sale of Common Stock, net of issuance costs                                    1,305          2,775
      Distribution to minority interest holder                                        (279)          (280)
                                                                                  --------       --------
                         Net cash provided by (used in) financing activities         1,026           (734)

                      Increase (decrease) in cash and cash equivalents              29,787         (9,054)

      Cash and cash equivalents at beginning of year                                14,879         23,183
                                                                                  --------       --------

                      Cash and cash equivalents at end of period                  $ 44,666       $ 14,129
                                                                                  ========       ========


                See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1996

     NOTE 1 - BASIS OF PRESENTATION

                    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 29, 1996.

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

          The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three-month reporting periods for the comparable years included in this report are each comprised of thirteen weeks.

     NOTE 2 - INVESTMENT IN DEBT SECURITIES

         The Company invests its excess cash in high-quality, short-term debt and equity instruments. Short-term investments consist primarily of AAA-rated, municipal auction-rate preferred stock. None of the Company's investments have maturities greater than one year.

          The following is a summary of the Company's investments by major security type at amortized cost which approximates fair value:

                                                        MAR 31      Dec 31
     (in thousands)                                       1996        1995
                                                        ------      ------
     Municipal auction rate preferred stock             $152,111    $198,636
     Corporate debt securities                             3,912       3,062
     Mortgage-backed securities                           38,782      19,462
                                                        --------    --------
                                                        $194,805    $221,160
                                                        ========    ========

     Amounts included in cash and cash equivalents      $ 42,531    $ 22,361
     Amounts included in short term investments          152,274     198,799
                                                        --------    --------
                                                        $194,805    $221,160
                                                        ========    ========

          The Company utilizes zero-balance accounts and other cash management tools to invest all available funds including bank balances in excess of book balances.

     NOTE 3 - INCOME TAXES

         The estimated annual effective income tax rate for 1996 of 22% is lower than the 1996 combined federal and state statutory rate of 41% and the effective income tax rate for 1995 of 25%. The difference between the effective tax rate and the combined statutory rate is primarily due to a five-year tax holiday (commencing in July 1993) for the Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. Assuming the Company fulfills certain commitments under its license to operate within Malaysia, this tax holiday may be extended for an additional five-year period by the Malaysian government. The decrease in the effective income tax rate for 1996 relative to 1995 is primarily due to anticipated growth in the percentage of consolidated income to be derived from the Malaysian operation in 1996.

                               KOMAG, INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS:

         The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Factors that could cause actual results to differ include the following: product transitions to next-generation products; effective utilization of existing manufacturing facilities; continuation of improved manufacturing efficiencies; industry supply-demand relationship and related pricing for high-end disk products; execution of planned capacity additions; vertical integration and company consolidation within limited customer base, including the ability of Komag and/or AKCL to obtain future additional business from Matsushita-Kotobuki Electronics Industries Ltd.
     (MKE); and the risk factors listed in the Company's Annual Report on Form 10-K filed in March 1996. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     Revenue

         Net sales of thin-film media increased 45% in the first quarter of 1996 relative to the first quarter of 1995. The increase was almost entirely due to an increase in unit sales volume. The overall average unit selling price increased approximately one percent between these periods. Changes in the overall average selling price are typically dependent upon sales mix shifts toward higher-density, higher-priced product offerings and the relative sales mix between 3.5-inch and 5.25-inch products. The 3.5-inch products at a given oersted level are generally lower-priced than 5.25-inch products at the same oersted level. The effect of a unit sales mix shift toward 1800 Oe product offset the shift to a larger mix of 3.5-inch products, thus resulting in the slight increase in the overall average selling price. Unit sales of 1800 Oe products accounted for 95% of unit sales in the first quarter of 1996 up substantially from 41% in the first quarter of 1995. Unit sales of 5.25-inch products accounted for 3% of unit sales in the first quarter of 1996, down from 13% in the first quarter of 1995.

         In addition to sales of internally produced disk products, the Company resells products manufactured by its Japanese joint venture, Asahi Komag Co., Ltd. ("AKCL"). Distribution sales of thin-film media manufactured by AKCL were $0.3 million in the first quarter of 1996 compared to $0.2 million in the first quarter of 1995. The Company expects that distribution sales of AKCL product will be minimal throughout 1996 as demand within the Japanese thin-film media market is expected to absorb most of AKCL's production output.

         During the first quarter of 1996 three customers individually accounted for at least ten percent of consolidated net sales: Seagate Technology, Inc. (57%), Western Digital Corporation (18%), and Matsushita-Kotobuki Electronics, Industries, Ltd. (13%). Seagate completed its merger with Conner Peripherals, Inc. in the first quarter of 1996. The percentage of consolidated net sales includes sales to Seagate and Conner on a combined basis. The Company expects that it will continue to derive a substantial portion of its sales from relatively few customers. The distribution of sales among customers may vary from quarter to quarter based on the match of the Company's product capabilities with specific disk drive programs of the customers.

         Increased production volume may occur due to increased physical capacity (additional sputtering lines) and/or improvements in manufacturing efficiencies (improved production throughput from higher yields, better equipment utilization or shorter process cycle times). The increase in unit production volume required to support the increase in unit sales volume for the first quarter of 1996 relative to the first quarter of 1995 was achieved through the addition of production lines, improvements in cycle times and improvements in manufacturing yields. Equipment utilization rates were relatively unchanged between the comparable quarters. The production volume increase provided by improved cycle times and manufacturing yields was approximately equal to the increased production volume provided by the addition of sputtering machines. The Company added three new sputtering lines in March 1995, September 1995 and January 1996. The Company has a total of sixteen production sputtering lines, ten of which are in the U.S. and six in Malaysia. The Company is continuing a program begun in 1994 to upgrade its sputtering machines to enhance product capabilities and shorten process cycle times. The Company expects one machine will be out of production on a rotating basis through the third quarter of 1996.

     Gross Margin

         The gross margin percentage for the first quarter of 1996 was 42.2%, up markedly from the 31.2% gross margin percentage achieved for the first quarter of 1995. The increase was primarily due to improved manufacturing efficiencies in the first quarter of 1996 relative to the first quarter of 1995. Shortened process cycle times, improved manufacturing yields and the lack of certain non-recurring charges incurred in the first quarter of 1995 contributed to the improved gross margin percentage. During the first quarter of 1995 the Company began a rapid transition to 1800 Oe products -- from 14% of unit sales volume in the fourth quarter of 1994 to 41% of unit sales volume in the first quarter of 1995. Low manufacturing yields associated with this steep ramp of 1800 Oe products and certain equipment write-offs relating to manufacturing process changes dampened the gross margin percentage in the first quarter of 1995.

         The Company expects to achieve quarter-to-quarter revenue growth for the balance of 1996 through increases in unit production volume. However, declining selling prices for 1800 Oe products and costs associated with the anticipated production ramp of next-generation product offerings are expected to reduce the gross margin percentage toward the Company's targeted range of 33%-38% as the 1996 fiscal year progresses. The overall average selling price decreased approximately 6% sequentially from the fourth quarter of 1995 to the first quarter of 1996 as unit sales remained heavily weighted toward 1800 Oe products. The Company expects to begin volume production of next-generation 2000 Oe products -- one disk family optimized for use with magnetoresistive ("MR") heads and a second disk family designed for use with advanced inductive heads in near-contact recording applications -- in the latter part of the second quarter. The transition to 2000 Oe products during the second quarter of 1996 will be constrained by continuing volume sales of numerous high-end drive programs which incorporate the Company's 1800 Oe disks. The rate of integration of MR technology into the Company's customers' next-generation drive programs will influence the pace of the transition to 2000 Oe products. The Company expects that 2000 Oe products will account for over one-half of unit sales volume in the fourth quarter of 1996, however, any material delay in the introduction of these products could adversely affect the Company's capacity utilization and financial performance in the second half of 1996. Continued focus on process improvement programs designed to increase production throughput and reduce the overall average unit production cost should reduce, but not eliminate, the impact of a decreasing overall average selling price on the Company's gross margin for the remainder of 1996. In light of the above, the expected sequential revenue growth for the balance of 1996 may or may not be sufficient to support sequential earnings growth during 1996. However, the Company believes that its 1996 annual financial performance will compare favorably to that achieved for fiscal year 1995.

     Operating Expenses

         Research and development ("R&D") expenses increased 10% ($0.6 million) in the first quarter of 1996 relative to the first quarter of 1995. The increase between these periods was mainly due to development costs for next-generation 2000 Oe and above thin-film media products. Selling, general and administrative ("SG&A") expenses increased $3.3 million in the first quarter of 1996 compared to the first quarter of 1995. The increase was primarily due to higher provisions for the Company's bonus and profit sharing programs resulting from the substantially higher operating performance in the 1996 period. Provisions for bad debt decreased $0.2 million between the comparable three-month periods. Excluding provisions for bad debt and the Company's bonus and profit sharing programs, SG&A expenses increased approximately $1.1 million between the three-month periods. General and administrative spending at the Company's recently completed front end manufacturing facility in Sarawak, Malaysia and higher worldwide recruiting and hiring costs accounted for the majority of this increase.

     Interest and Other Income/Expense

         Interest income increased $1.2 million in the first quarter of 1996 relative to the first quarter of 1995. The increase in the comparable three-month periods was due primarily to higher average cash and short-term investment balances resulting from the $122 million proceeds provided by a follow-on public stock offering completed in September 1995. Interest expense decreased $0.5 million in the first quarter of 1996 relative to the first quarter of 1995. The Company used a portion of the proceeds from the public offering to repay all existing bank debt in September 1995. Interest expense for the first quarter of 1996 primarily represented non-utilization fees for the Company's $140 million credit facilities. Other income increased $0.4 million in the first quarter of 1996 compared to the first quarter of 1995. The increase between the three-month periods was primarily due to lower losses on equipment dispositions in the first three months of 1996.

     Income Taxes

         The estimated annual effective income tax rate for 1996 of 22% is lower than the 1996 combined federal and state statutory rate of 41% and the effective income tax rate for 1995 of 25%. The difference between the effective tax rate and the combined statutory rate is primarily due to a five-year tax holiday (commencing in July 1993) for the Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. Assuming the Company fulfills certain commitments under its license to operate within Malaysia, this tax holiday may be extended for additional five-year period by the Malaysian government. The decrease in the effective income tax rate for 1996 relative to 1995 is primarily due to anticipated growth in the percentage of consolidated income to be derived from the Malaysian operation in 1996.

     Minority Interest in KMT/Equity in Net Income of AKCL

         The minority interest in the net income of consolidated subsidiary represented Kobe Steel USA Holdings Inc.'s ("Kobe USA's") share of Komag Material Technology, Inc.'s ("KMT's") net income. KMT was owned 55% by the Company and 45% by Kobe USA from November 1988 to December 1995. On December 28, 1995 the Company increased its ownership of KMT to 80% through the purchase of KMT Common Stock directly from Kobe USA. Kobe retained a 20% minority interest investment in KMT. KMT recorded net income of $0.9 million in both the first quarter of 1996 and 1995.

          The Company records 50% of AKCL's net income as equity in net income of unconsolidated joint venture. AKCL reported net income of $8.6 million in the first quarter of 1996, up from $1.8 million in the first quarter of 1995. AKCL's net income for the first quarter of 1995 included a $1.0 million (net of tax) writedown of AKCL's investment in Headway. No such writedown was recorded in the first quarter of 1996. Additional writedowns by AKCL may be required if Headway is not profitable in future quarters. The increase in AKCL's operating performance was primarily due to the successful transition to

     1800 Oe product offerings between the first quarter of 1995 and the first quarter of 1996. Volume shipments of 1800 Oe product began at AKCL in the second quarter of 1995. Unit sales of 1800 Oe and above products accounted for nearly all unit sales in the first quarter of 1996. A higher overall average selling price for these high performance disks combined with substantial manufacturing efficiency improvements in the first quarter of 1996 relative to the first quarter of 1995 resulted in the significant improvement in AKCL's operating performance.

          AKCL's functional currency is the Japanese yen and the Company translates AKCL's yen-based income statements to U.S. dollars at the average exchange rate for the period. The yen decreased approximately 9% between the comparable three-month periods. AKCL's net income would have been approximately $9.3 million in the first quarter of 1996 had the yen-based income statement been translated at the average rate in effect for the first quarter of 1995.

     LIQUIDITY AND CAPITAL RESOURCES:

         Cash and short-term investments of $196.9 million at the end of the first quarter of 1996 decreased $16.7 million from the end of the prior fiscal year. Consolidated operating activities generated $46.9 million in cash during the three-month period of 1996 and partially funded the Company's $64.4 million of capital spending during the three-month period. Sales of Common Stock under the Company's stock option and stock purchase programs during this period generated $1.3 million.

         Total capital expenditures for 1996 are currently planned at approximately $350 million. Construction and fit up of three new manufacturing facilities are the major components of the capital plan. The Company has completed construction of a 275,000 square foot facility for the front end stages of its manufacturing process in Sarawak, Malaysia and has started volume production at this site in April 1996. Two back end factories are currently under construction in San Jose, California and Penang, Malaysia. The San Jose factory is approximately 225,000 square feet and the Penang factory is approximately 275,000 square feet. The Company plans to begin production at the new San Jose and Penang facilities in late 1996 and early 1997, respectively. Additionally, the Company expects to begin construction of a 178,000 square foot research and development facility and a 90,000 square foot administration building in 1996 for occupancy in the first half of 1997. Current noncancellable commitments total approximately $230 million.


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

                      (b)    Not Applicable

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               KOMAG, INCORPORATED
                                  (Registrant)



     DATE:   May 2, 1996                   BY:      /s/ William L. Potts, Jr.
           ---------------                    -------------------------------
                                                  William L. Potts, Jr.
                                                   Senior Vice President and
                                                   Chief Financial Officer



     DATE:   May 2, 1996                   BY:     /s/ Stephen C. Johnson
           ---------------                    -------------------------------
                                                  Stephen C. Johnson
                                                   President and
                                                   Chief Executive Officer