Form 10-Q
period 1996-06-30
KOMAG INC /DE/
filed 1996-08-14
CIK 813347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1996
                         Commission File Number 0-16852



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

                              Yes  X     No     .
                                 -----     -----

On June 30, 1996, 51,373,428 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX

                               KOMAG, INCORPORATED

                                                                                   Page No.

PART I.        FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements (Unaudited)

               Consolidated income statements -- Three- and
               six-months ended June 30, 1996 and July 2, 1995  . . . . . . . .      3

               Consolidated balance sheets -- June 30, 1996,
               and December 31, 1995  . . . . . . . . . . . . . . . . . . . . .      4

               Consolidated statements of cash flows -- Six months
               ended June 30, 1996, and July  2, 1995 . . . . . . . . . . . . .      5

               Notes to consolidated financial statements --
               June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . .    6-7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations  . . . . . . . . .   8-14

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .     14

Item 2.        Changes in Securities  . . . . . . . . . . . . . . . . . . . . .     14

Item 3.        Defaults Upon Senior Securities  . . . . . . . . . . . . . . . .     14

Item 4.        Submission of Matters to a Vote of Security Holders  . . . . . .  14-15

Item 5.        Other Information  . . . . . . . . . . . . . . . . . . . . . . .     16

Item 6.        Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .     16

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17

PART I.   FINANCIAL INFORMATION



                               KOMAG, INCORPORATED
                         CONSOLIDATED INCOME STATEMENTS
                      (In Thousands, except per share data)
                                   (Unaudited)

                                                                    Three Months Ended               Six Months Ended
                                                                -------------------------       -------------------------
                                                                  JUNE 30          July 2         JUNE 30          July 2
                                                                     1996            1995            1996            1995
                                                                ---------       ---------       ---------       ---------
Net sales                                                       $ 152,208       $ 120,807       $ 305,047       $ 225,870
Cost of sales                                                      89,252          74,787         177,602         147,083
                                                                ---------       ---------       ---------       ---------
          GROSS PROFIT                                             62,956          46,020         127,445          78,787

Operating expenses:
     Research, development and engineering                          7,011           5,947          13,659          12,012
     Selling, general and administrative                           11,256          10,496          22,074          18,038
                                                                ---------       ---------       ---------       ---------
                                                                   18,267          16,443          35,733          30,050
                                                                ---------       ---------       ---------       ---------
          OPERATING INCOME                                         44,689          29,577          91,712          48,737

Other income (expense):
     Interest income                                                1,856           1,130           4,138           2,164
     Interest expense                                                (109)           (584)           (215)         (1,198)
     Other, net                                                      (141)            828             (83)            444
                                                                ---------       ---------       ---------       ---------
                                                                    1,606           1,374           3,840           1,410
Income before income taxes, minority interest,
                                                                ---------       ---------       ---------       ---------
   and equity in joint venture income                              46,295          30,951          95,552          50,147
Provision for income taxes                                          8,274           7,737          19,113          12,537
                                                                ---------       ---------       ---------       ---------
Income before minority interest and equity in
   joint venture income                                            38,021          23,214          76,439          37,610
Minority interest in net income of consolidated subsidiary            122             456             302             871
Equity in net income of unconsolidated joint venture                4,661             603           8,927           1,502
                                                                ---------       ---------       ---------       ---------
          NET INCOME                                            $  42,560       $  23,361       $  85,064       $  38,241
                                                                =========       =========       =========       =========


Net income per share                                            $    0.80       $    0.48       $    1.60       $    0.80
                                                                =========       =========       =========       =========


Number of shares used in per share computation                     53,364          48,468          53,233          47,971
                                                                =========       =========       =========       =========

                See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                   JUNE 30     December 31
                                                                      1996            1995
                                                               -----------     -----------
                                                               (UNAUDITED)          (note)
ASSETS
Current Assets
       Cash and cash equivalents                                 $  27,884       $  14,879
       Short-term investments                                      126,336         198,799
       Accounts receivable less allowances of
             $4,420 in 1996 and $4,279 in 1995                      66,594          61,660
       Accounts receivable from related parties                      1,308           5,034
       Inventories:
             Raw materials                                          22,888          20,213
             Work-in-process                                        12,991           7,431
             Finished goods                                         12,805           1,377
                                                                 ---------       ---------
                   Total inventories                                48,684          29,021
       Prepaid expenses and deposits                                 3,947           5,196
       Deferred income taxes                                         8,569           8,569
                                                                 ---------       ---------
                   Total current assets                            283,322         323,158
Investment in Unconsolidated Joint Venture                          38,097          30,143
Property, Plant and Equipment
       Land                                                          9,052           5,268
       Building                                                     71,071          38,357
       Equipment                                                   531,890         443,011
       Furniture                                                     6,547           6,118
       Leasehold Improvements                                       87,913          51,088
                                                                 ---------       ---------
                                                                   706,473         543,842
       Less allowances for depreciation and amortization          (249,127)       (214,668)
                                                                 ---------       ---------
                   Net property, plant and equipment               457,346         329,174
Deposits and Other Assets                                            4,070           3,840
                                                                 ---------       ---------
                                                                 $ 782,835       $ 686,315
                                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Trade accounts payable                                    $  41,268       $  28,717
       Accounts payable to related parties                           5,701           7,761
       Accrued compensation and benefits                            24,320          31,966
       Other liabilities                                             1,908           2,096
       Income taxes payable                                          3,951             400
                                                                 ---------       ---------
                   Total current liabilities                        77,148          70,940
Deferred Income Taxes                                               37,643          37,643
Other Long-term Liabilities                                            472             474
Minority Interest in Consolidated Subsidiary                         2,754           2,694
Stockholders' Equity
       Preferred stock                                                  --              --
       Common stock                                                    514             507
       Additional paid-in capital                                  380,564         374,399
       Retained earnings                                           278,669         193,605
       Accumulated foreign currency translation adjustments          5,071           6,053
                                                                 ---------       ---------
                   Total stockholders' equity                      664,818         574,564
                                                                 ---------       ---------
                                                                 $ 782,835       $ 686,315
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

                               KOMAG, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                -------------------------
                                                                                  JUNE 30          July 2
                                                                                     1996            1995
                                                                                ---------       ---------
OPERATING ACTIVITIES
      Net income                                                                $  85,064       $  38,241
      Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization                                          38,168          28,822
            Provision for losses on accounts receivable                               252             (73)
            Equity in net income of unconsolidated joint venture                   (8,927)         (1,502)
            Loss on disposal of equipment                                             241             480
            Deferred rent                                                              (2)            (37)
            Minority interest in net income of consolidated subsidiary                302             871
            Changes in operating assets and liabilities:
                  Accounts receivable                                              (5,186)        (10,270)
                  Accounts receivable from related parties                          3,726          (1,138)
                  Inventories                                                     (19,663)         (1,164)
                  Prepaid expenses and deposits                                        (5)           (456)
                  Trade accounts payable                                           12,551           5,318
                  Accounts payable to related parties                              (2,060)            437
                  Accrued compensation and benefits                                (7,646)          3,379
                  Other liabilities                                                  (188)           (214)
                  Income taxes payable                                              4,798           5,131
                                                                                ---------       ---------
                                 Net cash provided by operating activities        101,425          67,825

INVESTING ACTIVITIES
      Acquisition of property, plant and equipment                               (167,386)        (65,970)
      Purchases of short-term investments                                            (163)        (45,388)
      Proceeds from short-term investments at maturity                             72,626          36,144
      Proceeds from disposal of equipment                                           1,160             113
      Deposits and other assets                                                      (550)            159
                                                                                ---------       ---------
                                Net cash used in investing activities             (94,313)        (74,942)

FINANCING ACTIVITIES
      Payments of long-term obligations                                                --          (6,458)
      Sale of Common Stock, net of issuance costs                                   6,172           6,836
      Distribution to minority interest holder                                       (279)           (280)
                                                                                ---------       ---------
                                Net cash provided by financing activities           5,893              98

                      Increase in cash and cash equivalents                        13,005          (7,019)

      Cash and cash equivalents at beginning of year                               14,879          23,183
                                                                                ---------       ---------

                      Cash and cash equivalents at end of period                $  27,884       $  16,164
                                                                                =========       =========

                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1996


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 29, 1996.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three- and six-month reporting periods for the comparable years included in this report are each comprised of thirteen weeks and twenty-six weeks, respectively.

NOTE 2 - INVESTMENT IN DEBT SECURITIES

     The Company invests its excess cash in high-quality, short-term debt and equity instruments. Short-term investments consist primarily of AAA-rated, municipal auction-rate preferred stock. None of the Company's investments have maturities greater than one year.

     The following is a summary of the Company's investments by major security type at amortized cost which approximates fair value:

                                                           JUN 30      Dec 31
(in thousands)                                               1996        1995
                                                         --------    --------
Municipal auction rate preferred stock                   $126,336    $198,636
Corporate debt securities                                  10,271       3,062
Mortgage-backed securities                                 31,074      19,462
                                                         --------    --------
                                                         $167,681    $221,160
                                                         ========    ========

Amounts included in cash and cash equivalents             $41,345     $22,361
Amounts included in short term investments                126,336     198,799
                                                         --------    --------
                                                         $167,681    $221,160
                                                         ========    ========

     The Company utilizes zero-balance accounts and other cash management tools to invest all available funds including bank balances in excess of book balances.


NOTE 3 - INCOME TAXES

     The estimated annual effective income tax rate for 1996 of 20% is lower than the 1996 combined federal and state statutory rate of 41% and the effective income tax rate for 1995 of 25%. The Company reduced the 1996 estimated annual effective income tax rate to 20% from 22% in the second quarter of 1996. The effect of the reduction in the 1996 rate was to increase net income by $1.9 million ($0.04 per share) in the second quarter of 1996. The difference between the effective tax rate and the combined statutory rate is primarily due to a five-year tax holiday (commencing in July 1993) for the Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. Assuming the Company fulfills certain commitments under its license to operate within Malaysia, this tax holiday may be extended for additional five-year period by the Malaysian government. The effective income tax rate for 1996 is lower than the rate in effect for 1995 primarily due to anticipated growth in the percentage of consolidated income to be derived from the Company's Malaysian operations in 1996.

                               KOMAG, INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

     The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Factors that could cause actual results to differ include the following: product transitions to next-generation products; effective utilization of existing manufacturing facilities; continuation of improved manufacturing efficiencies; industry supply-demand relationship and related pricing for high-end disk products; execution of planned capacity additions; vertical integration and company consolidation within a limited customer base, including the ability of Komag and/or AKCL to obtain future additional business from Matsushita-Kotobuki Electronics Industries Ltd. (MKE); and the risk factors listed in the Company's Annual Report on Form 10-K filed in March 1996. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Revenue

     Net sales of thin-film media increased 26% in the second quarter of 1996 relative to the second quarter of 1995. Net sales in the current year period included $5.4 million of substrate disk sales; no such substrate sales occurred in 1995. The Company may periodically sell substrate products but does not currently anticipate that such sales will become a significant portion of its revenue. Excluding the substrate disk sales, net sales increased 22% in the second quarter of 1996 compared to the second quarter of 1995. The increase resulted from the net effect of a 32% increase in unit sales volume and an 8% decrease in the overall average unit selling price. Price reductions are typical for individual product offerings in the thin-film media industry. The overall average selling price typically strengthens only as the result of product mix shifts to higher-priced, more technologically advanced product offerings. The Company experienced a rapid transition to current-generation 1800 Oe products throughout 1995. Sales of these products increased from 61% of net unit sales in the second quarter of 1995 to 91% in the fourth quarter of 1995, and exceeded 90% of net unit sales in both the first and second quarters of 1996. As a result of the continuing high percentage of 1800 Oe product sales, price declines on individual product offerings were not offset by product mix shifts to higher-priced, next-generation 2000 Oe products.

     In addition to sales of internally produced disk products, the Company resells products manufactured by its Japanese joint venture, Asahi Komag Co., Ltd. (AKCL). Distribution sales of thin-film media manufactured by AKCL were $1.8 million in the second quarter of 1996 compared to $0.3 million in the second quarter of 1995. The Company expects that distribution sales of AKCL product will be remain at this relatively low level throughout the remainder of 1996 as demand within the Japanese thin-film media market is expected to absorb most of AKCL's production output.

     Net sales increased 35% in the first half of 1996 relative to the first half of 1995. Excluding substrate sales, net sales increased 33% between the comparable six-month periods. The increase was due to the net effect of a 38% increase in unit sales volume and a 4% decrease in the overall average selling price. The decrease in the overall average selling price was primarily due to price reductions for current-generation 1800 Oe products as discussed above. Distribution sales of AKCL manufactured thin-film media were $2.2 million in the first half of 1996 compared to $0.4 million in the first half of 1995.

     During the second quarter of 1996 three customers individually accounted for at least ten percent of consolidated net sales: Seagate Technology, Inc. (55%), Quantum Corporation (16%), and Western Digital Corporation (12%). Seagate completed its merger with Conner Peripherals, Inc. in the first quarter of 1996. The percentage of consolidated net sales included sales to Seagate and Conner on a combined basis. The Company expects that it will continue to derive a substantial portion of its sales from relatively few customers. The distribution of sales among customers may vary from quarter to quarter based on the match of the Company's product capabilities with specific disk drive programs of the customers.

     Unit production volume increased approximately 44% in the second quarter of 1996 relative to the second quarter of 1995. The increase in unit production volume provided the units required to support the increase in unit sales volume and allowed the Company to increase its finished goods inventories of 1800 Oe media. The Company expects that the additional inventory will increase product delivery flexibility and plant scheduling as the Company begins a production ramp for next-generation, 2000 Oe products during the second half of 1996. Increased production volume typically occurs due to increased physical capacity (additional sputtering lines) and/or improvements in manufacturing efficiencies (improved production throughput from higher yields, better equipment utilization, and shorter process cycle times). The increase in unit production volume for the second quarter of 1996 relative to the second quarter of 1995 was achieved primarily through the addition of production lines, improvements in cycle times and improvements in equipment utilization. Manufacturing yields increased slightly between the comparable quarters. The production volume increase provided by improved cycle times and equipment utilization was approximately equal to the increased production volume provided by the addition of sputtering machines. Three new sputtering lines were added in September 1995, January 1996 and May 1996. The Company has a total of seventeen production sputtering lines, ten of which are in the U.S. and seven in Malaysia. A program begun in 1994 to upgrade sputtering machines to enhance product capabilities and shorten process cycle times will continue through the third quarter of 1996. One machine has been out of production on a rotating basis throughout this program.

     Over one-half of the increase in unit production volume required to support the unit sales and finished goods inventory growth in the first half of 1996 compared to the first half of 1995 was achieved through improvements in manufacturing efficiencies. Shorter process cycle times, combined with slightly higher manufacturing yield and equipment utilization rates, accounted for the improved manufacturing efficiencies. Physical capacity additions provided the remaining unit volume increase.

     Net sales for the second quarter of 1996 were flat compared to the first quarter of 1996. The Company expects third quarter sales to be flat or modestly up in comparison to second quarter sales due to product transition issues. A continuing delay in the rate of integration of magnetoresistive (MR) technology into customers' next-generation drive programs will most likely slow the growth rate of 2000 Oe MR production output until the fourth quarter of 1996. In light of this delay, the Company expects it will continue to supply large quantities of current-generation, enterprise-class 1800 Oe media to customers during the third quarter. Growth in the shipment volume of near-contact inductive media for the high-end desktop market will also be constrained in the early part of the third quarter due to equipment delivery and installation schedules. Sequential revenue growth is expected to resume in the fourth quarter pending resolution of these product delays and equipment constraints. The Company's production volume in the third quarter of 1996 will most likely fall below the unit output of the second quarter of 1996 due mainly to anticipated lower manufacturing yields on 2000 Oe near-contact inductive disks during the volume production ramp of these products in the third quarter of 1996. Initial production of 2000 Oe MR disks at yields below current-generation 1800 Oe products will also contribute to the third quarter's reduced output level.

Gross Margin

     The gross margin percentage for the second quarter of 1996 was 41.4%, up from the 38.1% gross margin percentage achieved for the second quarter of 1995. The gross margin percentage for the first half of 1996 increased to 41.8% from 34.9% for the first half of 1995. Reductions in the overall average unit production cost for each period outpaced the reductions in the overall average selling price and resulted in the improved gross margin percentages for the three- and six-month periods of 1996 relative to the comparable periods of 1995. The reductions in the overall average unit production cost were primarily due to improved manufacturing efficiencies as discussed above.

     The Company's gross margin for the third and fourth quarters of 1996 is expected to decline from the peak levels of the first and second quarters of the year and will most likely move into the Company's targeted long-term business model range of 33-38% as the transition to 2000 Oe products unfolds. Third quarter of 1996 earnings will likely decline sequentially compared to the second quarter of 1996, but favorable comparisons between the Company's 1995 and 1996 quarterly results remain likely. While the quarterly earnings trend remains difficult to predict during the 2000 Oe product transition period, the Company anticipates that fiscal 1996 financial results will exceed those for fiscal 1995. Any material delay in the product transition to 2000 Oe, however, could adversely affect the Company's capacity utilization and financial performance in the second half of 1996.

Operating Expenses

     Research and development ("R&D") expenses increased 18% ($1.1 million) and 13.7% ($1.6 million) in the three- and six-month periods of 1996, respectively, compared to the comparable periods of 1995. The increase between these periods was mainly due to development costs for next-generation 2000 Oe and higher-density thin-film media products.

     Selling, general and administrative ("SG&A") expenses increased 7% ($0.8 million) in the second quarter of 1996 relative to the second quarter of 1995. The increase included a $0.6 million increase in the provision for bad debts and an $0.8 million decrease in the provision for the Company's bonus and profit sharing programs. Excluding provisions for bad debts and bonus and profit sharing, SG&A expenses increased approximately $1.0 million between the three-month periods. Higher administrative costs required to support the growth in the business, including spending at the Company's recently completed front end manufacturing facility in Sarawak, Malaysia and higher worldwide recruiting and hiring costs accounted for the majority of the increase. SG&A expenses increased 22% ($4.0 million) in the first half of 1996 relative to the first half of 1995. The increase was primarily due to higher administrative costs required to support the growth in the business and higher provisions for the Company's bonus and profit sharing programs. The provision for bad debts increased $0.4 million and the provision for the Company's bonus and profit sharing programs increased $1.5 million between the six-month periods. Excluding provisions for bad debt and bonus and profit sharing, SG&A expenses increased approximately $2.1 million between the six-month periods, primarily due to the factors discussed in the quarterly comparison.

Interest and Other Income/Expense

     Interest income increased $0.7 million in the second quarter of 1996 relative to the second quarter of 1995 and $2.0 million in the first half of 1996 relative to the first half of 1995. The increases were due to higher average cash and short-term investment balances resulting from the $122 million proceeds provided by a follow-on public stock offering completed in

September 1995. Interest expense decreased $0.5 million in the second quarter of 1996 relative to the second quarter of 1995 and $1.0 million in the first half of 1996 relative to the first half of 1995. The Company used a portion of the proceeds from the public offering to repay all the existing bank debt in September 1995. Interest expense for the three- and six-month periods of 1996 primarily represented non-utilization fees for the Company's $140 million credit facilities. Other income decreased $1.0 million in the second quarter of 1996 compared to the second quarter of 1995 and $0.5 million for the first half of 1996 relative to the first half of 1995. Other income in the second quarter of 1995 included a $1.0 million insurance recovery related to an electrical power disruption at the Company's Malaysian manufacturing facility.

Income Taxes

     The estimated annual effective income tax rate for 1996 of 20% is lower than the 1996 combined federal and state statutory rate of 41% and the effective income tax rate for 1995 of 25%. The Company reduced the 1996 estimated annual effective income tax rate to 20% from 22% in the second quarter of 1996. The effect of the reduction in the 1996 rate was to increase net income by $1.9 million ($0.04 per share) in the second quarter of 1996. The difference between the effective tax rate and the combined statutory rate is primarily due to a five-year tax holiday (commencing in July 1993) for the Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. Assuming the Company fulfills certain commitments under its license to operate within Malaysia, this tax holiday may be extended for additional five-year period by the Malaysian government. The effective income tax rate for 1996 is lower than the rate in effect for 1995 primarily due to anticipated growth in the percentage of consolidated income to be derived from the Company's Malaysian operations in 1996.

Minority Interest in KMT/Equity in Net Income of AKCL

     The minority interest in the net income of consolidated subsidiary represented Kobe Steel USA Holdings Inc.'s (Kobe USA's) share of Komag Material Technology, Inc.'s (KMT's) net income. KMT was owned 55% by the Company and 45% by Kobe USA from November 1988 to December 1995. On December 28, 1995 the Company increased its ownership of KMT to 80% through the purchase of KMT Common Stock directly from Kobe USA. Kobe retained a 20% minority interest investment in KMT. KMT recorded net income of $0.6 million in the second quarter and $1.5 million in the first half of 1996, respectively, compared to $1.0 million and $1.9 million in the second quarter and first half of 1995, respectively.

     The Company records 50% of AKCL's net income as equity in net income of unconsolidated joint venture. AKCL reported net income of $9.3 million in the second quarter of 1996, up from $1.2 million in the second quarter of 1995. AKCL reported net income of

$17.9 million for the first half of 1996 compared to $3.0 million for the first half of 1995. AKCL's improved operating performance in 1996 was primarily due to the combination of an increase in the overall average selling price and a reduction in the overall unit production cost. Results for the three- and six-month periods of 1995 were negatively affected by start-up costs associated with the production ramp of 1800 Oe products. AKCL's results for the second quarter and first half of 1995 included writedowns of its investment in Headway Technologies, Inc. (Headway) of $1.2 million and $2.2 million (net of tax), respectively; no such writedowns occurred in the 1996 periods. Headway's major customer, Hewlett-Packard Company (HP), announced in July 1996 the closure of its disk drive manufacturing operations. The effect of HP's decision on the carrying value of AKCL's investment in Headway is difficult to quantify at this time. Any significant charge to AKCL's earnings related to its investment in or commitments to Headway could adversely affect the Company's net income through a reduced equity contribution from AKCL. The Company, however, currently expects that any such reduction will not have a material effect on the Company's fiscal year 1996 earnings.

     AKCL's functional currency is the Japanese yen and the Company translates AKCL's yen-based income statements to U.S. dollars at the average exchange rate for the period. The yen weakened approximately 26% and 18% between the comparable three- and six-month periods, respectively. AKCL's net income would have been approximately $11.8 million and $21.0 million in the second quarter and first half of 1996, respectively, had the yen-based income statements been translated at the average rates in effect for the comparable 1995 periods.


LIQUIDITY AND CAPITAL RESOURCES:

     Cash and short-term investments of $154.2 million at the end of the second quarter of 1996 decreased $59.5 million from the end of the prior fiscal year. Operating activities generated $101.4 million in cash during the first half of 1996 and partially funded the Company's $167.4 million of capital spending during the six-month period. Sales of Common Stock under the Company's stock option and stock purchase programs during this period generated $6.2 million.

     Total capital expenditures for 1996 are currently planned at approximately $350 million. Construction and fit up of three new manufacturing facilities are the major components of the capital plan. The Company has completed construction of a 275,000 square foot facility for the front end stages of its manufacturing process in Sarawak, Malaysia and began volume production at this site in April 1996. Two back end factories are currently under construction in San Jose, California and Penang, Malaysia. The San Jose factory is approximately 225,000 square feet and the Penang factory is approximately 275,000 square feet. The Company plans to begin production at the new San Jose and Penang facilities in late 1996 and early 1997, respectively. Additionally, the Company is currently constructing a 178,000 square foot research and development facility and is planning to begin construction of a 90,000 square foot administration building in 1996 for occupancy in the first half of 1997. Current noncancellable commitments total approximately $222 million.

     The Company believes that, in order to achieve its long-term expansion objectives and maintain and enhance its competitive position, it will need additional financing over the next several years for capital expenditures, working capital, and research and development. During the two-year period of 1996 and 1997, the Company expects to spend approximately $750 million to construct new facilities and add production equipment at its new and existing facilities. Assuming a continued strong operating performance, the Company expects to fund its 1996 capital expenditures through a combination of cash flow from operations, its cash balances, and funds available from its unutilized $140 million credit facilities. However, new debt or equity financing will likely be required to fund a portion of the capital expenditures. If the Company is unable to obtain sufficient capital it could be required to reduce its capital equipment and research and development expenditures which could have a material adverse effect on the Company's results of operations.


PART II. OTHER INFORMATION

          ITEM 1. Legal Proceedings -- Not Applicable.
          ITEM 2. Changes in Securities -- Not Applicable.
          ITEM 3. Defaults Upon Senior Securities -- Not Applicable.
          ITEM 4. Submission of Matters to a Vote of Security Holders --

               (a)  The Annual Meeting of Stockholders was held on May 14, 1996.

               (b) The meeting included the election of the Board of Directors, submitted as Item No. 1, whose names are as follows:

                    Tu Chen
                    Stephen C. Johnson
                    Craig R. Barrett
                    Chris A. Eyre
                    Irwin Federman
                    George A. Neil
                    Max Palevsky
                    Anthony Sun
                    Masayoshi Takebayashi

               (c)  Other matters voted upon at the stockholders meeting were:

               Item No. 2, Approval of Amendments to Restated 1987 Stock Option Plan; and

               Item No. 3, Approval of Management Bonus Plan

               Item No. 4, Ratification of the Appointment of Ernst & Young LLP as the Company's Independent Auditors for the year ended December 29, 1996.

     Shares of Common Stock voted were as follows:

Item No. 1
(Election of Board of Directors)

                               Total Vote For             Total Vote Withheld
                               Each Director              From Each Director
                               --------------             -------------------
Tu Chen                          45,000,578                       87,682
Stephen C. Johnson               45,000,572                       87,688
Craig R. Barrett                 45,002,297                       85,963
Chris A. Eyre                    44,999,387                       88,873
Irwin Federman                   44,980,637                      107,623
George A. Neil                   45,000,697                       87,563
Max Palevsky                     44,971,461                      117,799
Anthony Sun                      44,999,637                       88,623
Masayoshi Takebayashi            44,822,891                      265,369


                                                                              Broker
                                        For        Against      Abstain      Non-Vote
                                    ----------    ---------     -------      --------
Item No. 2
(Amendment to Restated
1987 Stock Option
Plan)                               27,187,998    9,994,038     414,919      7,491,305

Item No. 3
(Approval of
Management Bonus Plan)              36,470,132      852,100     274,723      7,491,305

Item No. 4
(Selection of
Independent Auditors)               45,028,618       26,561      33,081          --

               (d)  Not Applicable.

          ITEM 5. Other Information -- Not Applicable.

          ITEM 6. Exhibits and Reports on Form 8-K

               (a)  Exhibits --

                                                                                            Sequentially
Exhibit                                                                                     Numbered
Number           Exhibit Description                                                        Page
- --------------------------------------------------------------------------------------------------------
10.4.1           Restated 1987 Stock Option Plan, effective January 31, 1996.

10.4.2           Komag, Incorporated Management Bonus Plan.

27               Financial Data Schedule

               (b)  Not Applicable

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               KOMAG, INCORPORATED
                                  (Registrant)








DATE:   August 9, 1996                 BY:      /s/ William L. Potts, Jr.
      ------------------                  -------------------------------

                                              William L. Potts, Jr.
                                               Senior Vice President and
                                               Chief Financial Officer



DATE:   August 9, 1996                 BY:     /s/ Stephen C. Johnson
     -------------------                  ---------------------------

                                              Stephen C. Johnson
                                               President and
                                               Chief Executive Officer