Form 10-Q
period 1996-09-29
KOMAG INC /DE/
filed 1996-11-12
CIK 813347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 29, 1996
                         Commission File Number 0-16852



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

                         Yes   X           No
                             -----            -----

     On September 29, 1996, 51,404,229 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX

                               KOMAG, INCORPORATED


                                                                                  Page No.
     PART I.        FINANCIAL INFORMATION

     Item 1.        Consolidated Financial Statements (Unaudited)

                    Consolidated income statements -- Three- and nine-months
                    ended September 29, 1996 and October 1, 1995 . . . . . . . . . . .  3

                    Consolidated balance sheets -- September 29, 1996,
                    and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . 4

                    Consolidated statements of cash flows -- Nine months
                    ended September 29, 1996, and October 1, 1995 . . . . . . . . . . . 5

                    Notes to consolidated financial statements --
                    September 29, 1996 . . . . . . . . . . . . .  . . . . . . . . . . 6-7

     Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations  . . . . . . . . . 8-14

     PART II.       OTHER INFORMATION

     Item 1.        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  15

     Item 2.        Changes in Securities . . . . . . . . . . . . . . . . . . . . . .  15

     Item 3.        Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .  15

     Item 4.        Submission of Matters to a Vote of Security Holders . . . . . . .  15

     Item 5.        Other Information . . . . . . . . . . . . . . . . . . . . . . . .  15

     Item 6.        Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .   15

     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

PART I.   FINANCIAL INFORMATION



                               KOMAG, INCORPORATED
                         CONSOLIDATED INCOME STATEMENTS
                      (In Thousands, except per share data)
                                   (Unaudited)


                                                                                   Three Months Ended          Nine Months Ended
                                                                                -----------------------     ----------------------
                                                                                 SEPT 29         Oct 1       SEPT 29        Oct 1
                                                                                    1996          1995          1996         1995
                                                                                ---------     ---------     ---------    ---------
Net sales                                                                       $131,533      $132,835      $436,580     $358,705
Cost of sales                                                                     99,948        79,513       277,550      226,596
                                                                                ---------     ---------     ---------    ---------
          GROSS PROFIT                                                            31,585        53,322       159,030      132,109

Operating expenses:
     Research, development and engineering                                         7,849         5,863        21,508       17,875
     Selling, general and administrative                                           6,789        12,236        28,863       30,274
                                                                                ---------     ---------     ---------    ---------
                                                                                  14,638        18,099        50,371       48,149
                                                                                ---------     ---------     ---------    ---------
          OPERATING INCOME                                                        16,947        35,223       108,659       83,960

Other income (expense):
     Interest income                                                               1,388         1,264         5,526        3,428
     Interest expense                                                               (112)         (528)         (327)      (1,726)
     Other, net                                                                    1,594         1,539         1,511        1,983
                                                                                ---------     ---------     ---------    ---------
                                                                                   2,870         2,275         6,710        3,685
                                                                                ---------     ---------     ---------    ---------
Income before income taxes, minority interest,
   and equity in joint venture income                                             19,817        37,498       115,369       87,645
Provision for income taxes                                                         3,961         9,373        23,074       21,910
                                                                                ---------     ---------     ---------    ---------
Income before minority interest and equity in
   joint venture income                                                           15,856        28,125        92,295       65,735
Minority interest in net income of consolidated subsidiary                           148           488           450        1,359
Equity in net income of unconsolidated joint venture                                 790         2,762         9,717        4,264
                                                                                ---------     ---------     ---------    ---------
          NET INCOME                                                            $ 16,498       $30,399      $101,562      $68,640
                                                                                ========      ========      ========     ========


Net income per share                                                               $0.31         $0.61         $1.91        $1.41
                                                                                ========      ========      ========     ========


Number of shares used in per share computation                                    53,035        50,067        53,165       48,811
                                                                                ========      ========      ========     ========

                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                SEPTEMBER 29           December 31
                                                                                        1996                  1995
                                                                                -------------          ------------
                                                                                 (UNAUDITED)                (note)
ASSETS
Current Assets
       Cash and cash equivalents                                                     $41,846               $14,879
       Short-term investments                                                         61,100               198,799
       Accounts receivable less allowances of
             $4,058 in 1996 and $4,279 in 1995                                        49,814                61,660
       Accounts receivable from related parties                                        7,221                 5,034
       Inventories:
             Raw materials                                                            28,569                20,213
             Work-in-process                                                          22,863                 7,431
             Finished goods                                                            8,551                 1,377
                                                                                -------------          ------------
                   Total inventories                                                  59,983                29,021
       Prepaid expenses and deposits                                                   4,685                 5,196
       Deferred income taxes                                                           8,569                 8,569
                                                                                -------------          ------------
                   Total current assets                                              233,218               323,158
Investment in Unconsolidated Joint Venture                                            39,016                30,143
Property, Plant and Equipment
       Land                                                                            9,151                 5,268
       Building                                                                       88,881                38,357
       Equipment                                                                     589,252               443,011
       Furniture                                                                       7,424                 6,118
       Leasehold Improvements                                                        103,266                51,088
                                                                                -------------          ------------
                                                                                     797,974               543,842
       Less allowances for depreciation and amortization                            (269,636)             (214,668)
                                                                                -------------          ------------
                   Net property, plant and equipment                                 528,338               329,174
Deposits and Other Assets                                                              3,755                 3,840
                                                                                -------------          ------------
                                                                                    $804,327              $686,315
                                                                                -------------          ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Trade accounts payable                                                        $42,684                28,717
       Accounts payable to related parties                                             6,122                 7,761
       Accrued compensation and benefits                                              23,259                31,966
       Other liabilities                                                               2,306                 2,096
       Income taxes payable                                                            7,235                   400
                                                                                -------------          ------------
                   Total current liabilities                                          81,606                70,940
Deferred Income Taxes                                                                 37,643                37,643
Other Long-term Liabilities                                                              419                   474
Minority Interest in Consolidated Subsidiary                                           2,902                 2,694
Stockholders' Equity
       Preferred stock                                                                    --                    --
       Common stock                                                                      514                   507
       Additional paid-in capital                                                    380,875               374,399
       Retained earnings                                                             295,167               193,605
       Accumulated foreign currency translation adjustments                            5,201                 6,053
                                                                                -------------          ------------
                   Total stockholders' equity                                        681,757               574,564
                                                                                -------------          ------------
                                                                                    $804,327              $686,315
                                                                                =============          ============

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                -----------------------
                                                                                 SEPT 29         Oct 1
                                                                                    1996          1995
                                                                                ---------     ---------
OPERATING ACTIVITIES
      Net income                                                                $101,562       $68,640
      Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization                                         60,920        45,659
            Provision for losses on accounts receivable                               52           554
            Equity in net income of unconsolidated joint venture                  (9,717)       (4,264)
            Loss on disposal of equipment                                             49           524
            Deferred rent                                                            (55)          (55)
            Minority interest in net income of consolidated subsidiary               450         1,359
            Changes in operating assets and liabilities:
                  Accounts receivable                                             11,794       (20,097)
                  Accounts receivable from related parties                        (2,187)       (3,334)
                  Inventories                                                    (30,962)       (4,530)
                  Prepaid expenses and deposits                                     (743)       (2,629)
                  Trade accounts payable                                          13,967         9,014
                  Accounts payable to related parties                             (1,639)        1,402
                  Accrued compensation and benefits                               (8,707)        6,553
                  Other liabilities                                                  210          (159)
                  Income taxes payable                                             8,082        13,528
                                                                                ---------     ---------
                                 Net cash provided by operating activities       143,076       112,165

INVESTING ACTIVITIES
      Acquisition of property, plant and equipment                              (261,199)     (105,199)
      Purchases of short-term investments                                           (163)     (169,126)
      Proceeds from short-term investments at maturity                           137,862        40,144
      Proceeds from disposal of equipment                                          1,607           120
      Deposits and other assets                                                     (420)          222
                                                                                ---------     ---------
                                Net cash used in investing activities           (122,313)     (233,839)

FINANCING ACTIVITIES
      Payments of long-term obligations                                               --       (29,482)
      Sale of Common Stock, net of issuance costs                                  6,483       130,194
      Distribution to minority interest holder                                      (279)         (280)
                                                                                ---------     ---------
                                Net cash provided by financing activities          6,204       100,432
                      Increase (decrease) in cash and cash equivalents            26,967       (21,242)

      Cash and cash equivalents at beginning of year                              14,879        23,183
                                                                                ---------     ---------

                      Cash and cash equivalents at end of period                 $41,846        $1,941
                                                                                =========     =========

                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 29, 1996


     NOTE 1 - BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 29, 1996 are not necessarily indicative of the results that may be expected for the year ending December 29, 1996.

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

          The following is a summary of the Company's investments by major security type at amortized cost which approximates fair value:

                                                SEPT. 29        Dec. 31
(in thousands)                                      1996           1995
                                                --------        -------
Municipal auction rate preferred stock          $61,100         $198,636
Corporate debt securities                         9,306            3,062
Mortgage-backed securities                       18,746           19,462
                                                -------         --------
                                                $89,152         $221,160
                                                =======         ========
Amounts included in cash and cash equivalents   $28,052         $ 22,361
Amounts included in short term investments       61,100          198,799
                                                -------         --------
                                                $89,152         $221,160
                                                =======         ========


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

                               KOMAG, INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS:

         The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Factors that could cause actual results to differ include the following: product transitions to next-generation products; the rate of improvement in manufacturing efficiencies on newly-introduced products; utilization of existing and soon-to-be-completed manufacturing facilities; industry supply-demand relationship and related pricing for high- end desktop and enterprise disk products; availability of certain sole-sourced raw material supplies; vertical integration and company consolidation within the Company's limited customer base, including the ability of Komag and/or AKCL to maintain and expand business with Matsushita-Kotobuki Electronics Industries Ltd. (MKE); execution of planned capacity additions; and the risk factors listed in the Company's Annual Report on Form 10-K filed in March 1996. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     Revenue
         Net sales of thin-film media decreased slightly in the third quarter of 1996 relative to the third quarter of 1995. Net sales for the current quarter included $1.5 million of substrate disk sales; no such substrate sales occurred in 1995. The Company may periodically sell substrate products but does not currently anticipate that such sales will become a significant portion of its revenue. Excluding the substrate disk sales, net sales decreased 2% in the third quarter of 1996 compared to the third quarter of 1995. The decrease resulted from the net effect of a 9% increase in unit sales volume and an 11% decrease in the overall average unit selling price. Price reductions are typical for individual product offerings in the thin-film media industry. The overall average selling price typically only strengthens as the result of product mix shifts to higher-priced, more technologically advanced product offerings. The Company rapidly transitioned to 1800 Oe products throughout 1995. Sales of these products accounted for 78% of net unit sales in the third quarter of 1995 and exceeded 90% of net unit sales from the fourth quarter of 1995 through the second quarter of 1996. The Company is beginning a transition to next-generation advanced proximity inductive disks and high-performance magnetoresistive

     (MR) disks. Sales of these newer products reached 27% of net unit sales in the third quarter of 1996. The effects of declining prices for 1800 Oe products were only partially offset by the product mix shift to these higher-priced, next generation products. The Company anticipates that sales of these new products will exceed 50% of net unit sales in the fourth quarter of 1996. This rapid shift to new products will most likely cause the overall average selling price to increase modestly in the fourth quarter of 1996. The continuation of this product shift will likely moderate the rate of decline in the overall average selling price both sequentially and year over year.

         In addition to sales of internally produced disk products, the Company resells products manufactured by its Japanese joint venture, Asahi Komag Co., Ltd. (AKCL). Distribution sales of thin-film media manufactured by AKCL were $1.7 million in the third quarter of 1996 compared to $0.2 million in the third quarter of 1995. The Company expects that distribution sales of AKCL product will remain at this relatively low level throughout the remainder of 1996.

         Net sales increased 22% in the first nine months of 1996 relative to the first nine months of 1995. Excluding substrate sales, net sales increased 20% between the comparable nine-month periods. The increase was due to the net effect of a 28% increase in unit sales volume and a 6% decrease in the overall average selling price. The decrease in the overall average selling price was primarily due to price reductions for 1800 Oe products as discussed above. Distribution sales of AKCL manufactured thin-film media were $3.8 million in the first nine months of 1996 compared to $0.6 million in the first nine months of 1995.

         During the third quarter of 1996 two customers individually accounted for at least ten percent of consolidated net sales: Seagate Technology, Inc. (58%), and Western Digital Corporation (25%). Seagate completed its merger with Conner Peripherals, Inc. in the first quarter of 1996. The percentage of consolidated net sales included sales to Seagate and Conner on a combined basis. The Company expects that it will continue to derive a substantial portion of its sales from relatively few customers. The distribution of sales among customers may vary from quarter to quarter based on the match of the Company's product capabilities with specific disk drive programs of the customers.

         Unit production volume increased approximately 2% in the third quarter of 1996 relative to the third quarter of 1995. Increased production volume typically occurs due to increased physical capacity (additional sputtering lines) and/or improvements in manufacturing efficiencies (improved production throughput from higher yields, better equipment utilization, and shorter process cycle times). The combination of substantially lower start-up yields for new products and a reduction in equipment utilization mostly offset the effects of a 16% increase in physical capacity and a nominal improvement in process cycle times in the third quarter of 1996 relative to the third quarter of 1995. Start-up yields for the new proximity inductive and MR disk product families were substantially lower than the yield achieved on the mature 1800 Oe products in the third quarter of 1995. The Company typically experiences lower manufacturing yields on new products as it ramps production of these products. The Company anticipates that manufacturing yields will improve as additional production experience is gained in these new products. The rate of improvement in yields, however, remains difficult to predict. In addition to the lower start-up yields, production output in the third quarter of 1996 was restricted by product development time on production machines, retooling for new products, equipment maintenance activities, and power outages in both the U.S. and Malaysia. The Company had a total of sixteen sputtering lines in production during the third quarter of 1996, nine of which are in the U.S. and seven in Malaysia. Three new sputtering lines, added in September 1995, January 1996 and May 1996 increased physical capacity in the third quarter of 1996 relative to the third quarter of 1995.

         Over one-third of the increase in unit production volume required to support the unit sales and finished goods inventory growth for the first nine months of 1996 compared to the first nine months of 1995 was achieved through reductions in process cycle times. Physical capacity additions accounted for the remainder of the increase. Manufacturing yields and equipment utilization between the comparable nine-month periods decreased slightly.

         Net sales for the third quarter of 1996 decreased 14% relative to the record $152 million level achieved in both the first and second quarters of 1996 due in large measure to the low manufacturing yields on new products. The Company successfully achieved high-volume production of advanced proximity inductive disks, shipping over 2.5 million units of this product family into the high-end desktop market. To meet the needs of the enterprise computer market, the Company began shipments of high-performance MR disks to multiple customers at the end of the third quarter. Orders for these new products are currently strong, but low manufacturing yields continue to limit production output.

         The Company expects to increase production output in the fourth quarter of 1996 relative to the third quarter of 1996 through on-going efforts to improve these new product yields and commencement of production on two additional sputtering lines. The Company anticipates that net sales for the fourth quarter of 1996 will exceed the sales levels achieved in the first and second quarters of 1996. The fourth quarter 1996 financial performance will depend, in large measure, on the rate of improvement in manufacturing yields for the Company's new proximity inductive and MR disk product families. Although the Company is expending considerable effort to improve yields on these new products, there can be no assurance that the Company will reach acceptable yield levels in a timely manner.

     Gross Margin
         The gross margin percentage for the third quarter of 1996 was 24.0%, down significantly from the 40.1% gross margin percentage achieved for the third quarter of 1995. The combination of a decrease in the overall average selling price, low start-up yields for new products and a reduced equipment utilization rate in the third quarter of 1996 relative to the third quarter of 1995 resulted in the lower gross margin percentage in the current year period. The gross margin percentage for the first nine months of 1996 was 36.4%, down slightly from 36.8% for the first nine months of 1995. Reduction in the overall average unit selling price marginally outpaced improvement in the overall average unit production cost and resulted in the slightly lower gross margin percentage for the first nine months of 1996 relative to the comparable period of 1995.

         Assuming manufacturing efficiencies improve as expected, the gross margin percentage for the fourth quarter of 1996 is expected to increase sequentially over the third quarter of 1996 and should move towards the lower end of the Company's targeted gross margin percentage range of 33-38%. The Company anticipates that fourth quarter 1996 earnings will exceed the results of the third quarter of 1996, but will be below the earnings level reported for the fourth quarter of 1995. While financial performance for the second half of 1996 will be below the record high level achieved for the first half of 1996, the Company expects that fiscal 1996 results will compare favorably to those for fiscal 1995.

     Operating Expenses
         Research and development ("R&D") expenses increased 34% ($2.0 million) and 20% ($3.6 million) in the three- and nine-month periods of 1996, respectively, compared to the comparable periods of 1995. The increase between these periods was mainly due to development costs for next-generation proximity inductive and MR thin-film media products.

         Selling, general and administrative ("SG&A") expenses decreased 45% ($5.4 million) and 5% ($1.4 million) in the three- and nine-month periods of 1996, respectively, compared to the three- and nine-month periods of 1995. The Company's provisions for bonus and profit sharing programs decreased $5.1 million and $3.6 million for the three- and nine-month periods of 1996, respectively, compared to the three- and nine-month periods of 1995. Provisions for bad debt decreased $1.0 million and $0.6 million between the comparable three- and nine-month periods, respectively. Excluding provisions for bad debts and bonus and profit sharing, SG&A expenses increased approximately $0.7 million between the three-month periods and $2.8 million between the nine-month periods. Higher administrative costs required to support the growth in the business, including spending at the Company's front end manufacturing facility in Sarawak, Malaysia and higher worldwide recruiting and hiring costs, accounted for the majority of the increase.

     Interest and Other Income/Expense
         Interest income increased $0.1 million in the third quarter of 1996 relative to the third quarter of 1995 and $2.1 million in the first nine months of 1996 relative to the first nine months of 1995. The increases were due to higher average cash and short-term investment balances resulting from the $122 million of proceeds provided by a follow-on public stock offering completed in September 1995. Interest expense decreased $0.4 million in the third quarter of 1996 relative to the third quarter of 1995 and $1.4 million in the first nine months of 1996 relative to the first nine months of 1995. The Company used a portion of the proceeds from the public offering to repay all the existing bank debt in September 1995. Interest expense for the three- and nine-month periods of 1996 primarily represented non- utilization fees for the Company's credit facilities. Other income increased $0.1 million in the third quarter of 1996 compared to the third quarter of 1995 and decreased $0.5 million for the first nine months of 1996 relative to the first nine months of 1995. Other income in the third quarter of 1996 included $0.6 million of royalty income from AKCL for sales made outside of Japan. Other income in the third quarter of 1995 included an insurance recovery related to an electrical power disruption at the Company's Malaysian manufacturing facility.

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

     Minority Interest in KMT/Equity in Net Income of AKCL
         The minority interest in the net income of consolidated subsidiary represented Kobe Steel USA Holdings Inc.'s (Kobe USA's) share of Komag Material Technology, Inc.'s (KMT's) net income. KMT was owned 55% by the Company and 45% by Kobe USA from November 1988 to December 1995. On December 28, 1995 the Company increased its ownership of KMT to 80% through the purchase of KMT Common Stock directly from Kobe USA. Kobe retained a 20% minority interest investment in KMT. KMT recorded net income of $0.7 million and $2.3 million in the first three- and nine-month periods of 1996, respectively, compared to $1.1 million and $3.0 million in the three- and nine-month periods of 1995, respectively.

         The Company records 50% of AKCL's net income as equity in net income of unconsolidated joint venture. AKCL reported net income of $1.6 million in the third quarter of 1996, down from $5.5 million in the third quarter of 1995. AKCL's results for the third quarter of 1996 included a writedown of its remaining investment in Headway Technologies, Inc. (Headway) of $4.5 million (net of tax). There was no such writedown in the third quarter of 1995. During the third quarter of 1996 Headway's major customer, Hewlett-Packard Company (HP), announced the closure of its disk drive manufacturing operations. The anticipated future operating losses at Headway arising from the loss of HP's business formed the basis of AKCL's decision to write-off its remaining Headway investment.

         AKCL reported net income of $19.4 million for the first nine months of 1996 compared to $8.5 million for the first nine months of 1995. AKCL's improved operating performance in 1996 was primarily due to the combination of an increase in the overall average selling price of its products and a reduction in the overall average unit production cost on a substantially higher unit sales volume. AKCL recorded writedowns of its investment in Headway of $4.5 million (net of tax) and $2.2 million (net of tax) in the first nine months of 1996 and 1995, respectively.

         AKCL's functional currency is the Japanese yen and the Company translates AKCL's yen-based income statements to U.S. dollars at the average exchange rate for the period. The yen weakened approximately 16% and 17% between the comparable three- and nine-month periods, respectively. AKCL's net income would have been approximately $3.4 million and $23.2 million in the third quarter and first nine months of 1996, respectively, had the yen- based income statements been translated at the average rates in effect for the comparable 1995 periods.

         AKCL's operating performance for the fourth quarter of 1996 is expected to be substantially below the operating performance achieved for the third quarter of 1996. Order reductions and yield issues associated with AKCL's transition to next-generation products are expected to cause the lower operating performance. The Company expects that AKCL may report a loss for the fourth quarter if orders and yields do not improve beyond current expectations.

     LIQUIDITY AND CAPITAL RESOURCES:

         Cash and short-term investments of $102.9 million at the end of the third quarter of 1996 decreased $110.7 million from the end of the prior fiscal year. Operating activities generated $143.1 million in cash during the first nine months of 1996 and partially funded the Company's $261.2 million of capital spending during the nine-month period. Sales of Common Stock under the Company's stock option and stock purchase programs during this period generated $6.5 million.

         Total capital expenditures for 1996 are currently estimated at approximately $390 million. Construction and fit up of three new manufacturing facilities are the major components of the capital plan. The Company has completed construction of a 275,000 square foot facility for the front end stages of its manufacturing process in Sarawak, Malaysia and a 225,000 square foot facility for the back end stages of its manufacturing process in San Jose, California. An additional 275,000 square foot back end factory is currently under construction in Penang, Malaysia. The Sarawak factory began volume production in April 1996 and the San Jose factory plans to commence production in early November 1996. The Company plans to begin production of finished disk products at the new Penang facility in early 1997. Additionally, the Company is currently constructing a 178,000 square foot research and development facility and a 90,000 square foot administration building in San Jose, California for occupancy in the first half of 1997.

         Current noncancellable commitments total approximately $206 million. The Company believes that, in order to achieve its long-term expansion objectives and maintain and enhance its competitive position, it will need additional financing for capital expenditures, working capital, and research and development. During the two-year period of 1996 and 1997, the Company expects to spend approximately $750 million to construct new facilities and add production equipment at its new and existing facilities. The Company expects to fund its 1996 and the majority of its 1997 capital expenditures through a combination of cash flow from operations, its cash balances, and funds available from its unutilized $140 million credit facilities. However, new debt and/or equity financing will likely be required to fund a portion of the 1997 capital expenditures. If the Company is unable to obtain sufficient capital it could be required to reduce its capital equipment and research and development expenditures which could have a material adverse effect on the Company's results of operations.

     PART II. OTHER INFORMATION

          ITEM 1. Legal Proceedings -- Not Applicable.
          ITEM 2. Changes in Securities -- Not Applicable.
          ITEM 3. Defaults Upon Senior Securities -- Not Applicable.
          ITEM 4. Submission of Matters to a Vote of Security Holders -- Not Applicable.
          ITEM 5. Other Information -- Not Applicable.
          ITEM 6. Exhibits and Reports on Form 8-K
                (a)    Exhibits -- None.
                (b)    Not Applicable

                                   SIGNATURES



                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               KOMAG, INCORPORATED
                                  (Registrant)








     DATE:   November 8, 1996          BY:      /s/ William L. Potts, Jr.
           --------------------           -------------------------------

                                              William L. Potts, Jr.
                                               Senior Vice President and
                                               Chief Financial Officer

     DATE:   November 8, 1996          BY:     /s/ Stephen C. Johnson
          ---------------------           ---------------------------

                                              Stephen C. Johnson
                                               President and
                                               Chief Executive Officer

                                 EXHIBIT INDEX


Exhibit                             Description

  27                          Financial Data Schedule