Form 10KT405
period 1996-12-29
KOMAG INC /DE/
filed 1997-03-07
CIK 813347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended December 29, 1996

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

               1704 Automation Parkway, San Jose, California 95131
        (previously 275 South Hillview Drive, Milpitas, California 95035)
          (Address of Principal Executive Offices, including Zip Code)

       Registrant's telephone number, including area code: (408) 576-2000

         Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
         Title of each class                                on which registered
         -------------------                               ---------------------
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment of this Form 10-K. [X]

                            [Cover page 1 of 2 pages]

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 21, 1997 was approximately $1,093,933,984 (based upon the closing sale price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         On  February   21,  1997   approximately   51,856,539   shares  of  the
Registrant's Common Stock, $0.01 par value, were outstanding.

                       Documents Incorporated by Reference

         Designated portions of the following document are incorporated by reference into this Report on Form 10-K where indicated:

         Komag,   Incorporated   Proxy  Statement  for  the  Annual  Meeting  of
Stockholders to be held on May 14, 1997, Part III.

                                     PART I


ITEM 1.  BUSINESS


     Komag, Incorporated ("Komag" or the "Company") designs, manufactures and markets thin-film media ("disks"), the primary storage medium for digital data used in computer hard disk drives. Komag believes it is the world's largest independent manufacturer of thin-film media and is well positioned as a broad-based strategic supplier of choice for the industry's leading disk drive manufacturers. The Company's business strategy relies on the combination of advanced technology and high-volume manufacturing. Komag's products address the high-capacity/high-performance segment of the disk drive market and are used in products such as disk arrays, network file servers, high-end personal computers and engineering workstations. The Company manufactures leading-edge disk products primarily for 5 1/4-inch and 3 1/2-inch form factor hard disk drives. The Company was organized in 1983 and is incorporated in the State of Delaware.

     The Company's business is subject to risks and uncertainties, a number of which are discussed under "Risk Factors".

     Increasing demand for digital storage and low-cost, high-performance hard disk drives has resulted in strong unit demand for these products. International Data Corporation ("IDC") forecasts that worldwide disk drive unit shipments in 1997 through 2000 will grow at a 20% compound annual growth rate. Greater processing power, more sophisticated operating systems and application software, high-resolution graphics and larger data bases are among the developments that have required ever higher performance from disk drives. For example, the first 5 1/4-inch hard disk drive, introduced in 1980, offered a capacity of five megabytes (one million bytes is a megabyte or "MB") with a storage density of less than ten megabits (one million bits is a megabit; eight bits is one byte) per square inch. Current high-performance 3 1/2-inch drives have capacities of three to nine gigabytes (one billion bytes is a gigabyte or "GB") with densities typically of 650 to 850 megabits per square inch. Advances in component technology have been critical to improving the performance and storage capacity of disk drives and lowering cost per bit stored.

     The Company has capitalized on its technological strength in thin-film processes and its manufacturing capabilities to achieve and maintain its position as the leading independent supplier to the thin-film media market. The Company's technological strength stems from knowledge of materials science and an understanding of the interplay between disks, heads and other drive components. Komag's manufacturing expertise in thin-film media is evidenced by its history of delivering reliable products in high volume. Current manufacturing operations are conducted by the Company in the United States and Malaysia as well as through a joint venture in Japan. Asahi Komag Co., Ltd. ("AKCL"), a joint venture with Asahi Glass Co., Ltd. ("Asahi Glass") and Vacuum Metallurgical Company, manufactures thin-film media in Japan. The Company manufactures disk substrates in the U.S. for internal use through its subsidiary, Komag Material Technologies, Inc. ("KMT"). A 20% minority interest in KMT is held by Kobe Steel USA Holdings Inc. (together with Kobe Steel, Ltd. and other affiliated companies, "Kobe").


Technology

     Komag manufactures and sells thin-film magnetic media on rigid disk platters for use in hard disk drives. These drives are used in computer systems to record, store and retrieve digital information. Inside a disk drive, the media or disk rotates at speeds of up to 10,000 RPM. The head scans across the disk as it spins, magnetically recording or reading information. The domains where each bit of magnetic code is stored are extremely small (now typically 650 to 850 million bits per square inch in high-performance drives) and precisely placed. The tolerances of the disks and recording heads are extremely demanding and the interaction between these components is one of the most critical design aspects in an advanced disk drive.

     The primary factors governing the density of storage achievable on a disk's surface are (1) the minimum distance at which read/write heads can reliably pass over the surface of the disk to detect a change in magnetic polarity when reading from the disk, defined as glide height (measured in microinches or millionths of an inch), and (2) the strength of the magnetic field required to change the polarity of a bit of data on the magnetic layer of a disk when writing, defined as coercivity (measured in oersteds--"Oe"). As glide height is reduced, smaller bits can be read. The higher the coercivity of the media, the smaller the width of the bit that can be stored. The Company's plating, polishing and texturing processes result in a uniform surface with relatively few defects which permits the read/write heads to fly over the disk surface at glide heights of 1.2 microinches. The platinum-cobalt based alloy deposited on the surfaces of Komag's disks has high coercivity, low noise and other desirable magnetic characteristics. The combination of these factors results in more data stored in a given area on the disk surface.

     The Company currently manufactures inductive and magnetoresistive ("MR") media. Designed for use with an MR head, magnetic bits are reduced in size and packed in significantly higher densities on the surface of an MR disk than on inductive disks. The MR head uses separate read and write elements. The write element is made from conventional inductive materials, but the read element is a made of a material whose electrical resistance changes when subjected to changes in a magnetic field. MR heads are more sensitive to magnetic fields which enables them to read the more densely-packed, smaller-sized bits contained on an MR disk. The Company believes that MR disks will become the predominant media for disk drives over the next several years. In 1996, the Company began production of MR media. The Company also currently manufactures proximity media, an advanced version of inductive media. Proximity media interfaces with proximity recording heads and allows for higher density recording due to low glide heights attainable with proximity media and heads.


Products, Customers and Marketing

     Komag's thin-film disk products generally can be classified by size and type of media. The diameter of the disk corresponds roughly with the width of the disk drive. The Company sells primarily 95 mm and 130 mm disks for 3
1/2-inch and 5 1/4-inch drives, respectively. The Company currently sells inductive, proximity and MR media. Within each of these sizes and types of media, Komag offers a range of coercivities, glide height capabilities, and other parameters to meet specific customer requirements.

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

      Net sales to major customers in 1996 were as follows: Seagate Technology, Inc. ("Seagate")--52%, Western Digital Corporation ("Western Digital")--22% and Quantum Corporation ("Quantum") including its Japanese manufacturing partner, Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE")--18%. Sales are generally concentrated in a small number of customers due to the high volume requirements of the dominant disk drive manufacturers and their tendency to rely on a few suppliers because of the close interrelationship between media and other disk drive components. Given the relatively small number of high-performance disk drive manufacturers, the Company expects that it will continue its dependence on a very limited number of customers. Further there were consolidations among the Company's disk drive customers in 1996. Seagate and Conner Peripherals, Inc. merged and Quantum ceased disk drive production in Milpitas, California and Penang, Malaysia and contracted with MKE to manufacture all of its disk drives. AKCL, the Company's Japanese joint venture, has a long established working relationship with MKE and MKE has remained AKCL's largest customer for the past several years. During 1996 the Company sold product to MKE in Japan and to MKE's Singapore manufacturing facility through AKCL.

     Sales are made directly to disk drive manufacturers worldwide (except media sales into Japan) from the Company's U.S. and Malaysian operations. Sales of media for assembly into disk drives within Japan are made solely through AKCL. On a selective basis the Company has used AKCL to distribute its products to Japanese drive manufacturers for assembly outside of Japan. Media sales to the Far East from the Company's U.S. and Malaysian operations represented 88%, 62% and 54% of Komag's net sales in 1996, 1995 and 1994, respectively. All foreign sales are subject to certain risks common to all export activities, such as government regulation and the risk of imposition of tariffs or other trade barriers. Foreign sales must also be licensed by the Office of Export Administration of the U.S. Department of Commerce.

     The Company's sales are generally made pursuant to purchase orders rather than long-term contracts. These purchase orders are generally subject to change or cancellation without significant penalty. At December 29, 1996 the Company's backlog of purchase orders scheduled for delivery within 90 days totaled $113.0 million compared to $156.0 million at December 31, 1995. The Company believes it is a common practice for disk drive manufacturers to place orders in excess of actual requirements when there is an industry-wide shortage of media supply (a condition more prevalent in 1995 in comparison to 1996). These purchase orders may be changed or canceled by customers on short notice without significant penalty. Accordingly, the backlog should not be relied upon as indicative of sales for any future period.


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

      The manufacture of the Company's thin-film sputtered disks is a complex, multi-step process that converts polished aluminum substrates into finished data storage media ready for use in a hard disk drive. The process requires the deposition of extremely thin, uniform layers of metallic film onto a disk substrate. To achieve this end, the Company uses a vacuum deposition, or sputtering method, similar to that used to coat semiconductor wafers. The basic process consists of many interrelated steps which can be grouped into four major categories:

     1. Sizing and Grinding of the Substrate: A raw aluminum blank substrate is sized by precisely cutting the inner and outer diameter of the blank. A mechanical grinding process is then utilized to provide a relatively flat surface on the substrate prior to nickel alloy plating.

     2. Nickel Alloy Plating of the Substrate: Through a series of chemical baths polished aluminum substrates are plated with a uniform nickel phosphorus layer in order to provide support for the magnetic layer.

     3. Nickel Polishing, Texturing and Cleaning: During this relatively labor-intensive process disks are smoothed and cleaned so that the read/write heads of the disk drives can fly at low and constant levels over the disks.

     4. Sputtering and Lube: By a technically demanding vacuum deposition process, the magnetic layers are successively deposited on the disk and a hard protective overcoat is applied. After sputtering, a microscopic layer of lubrication is applied to the disk's surfaces to improve durability and reduce surface friction.

     5. Glide Test and Certification: In robotically controlled test cells, disks are first tested for a specified glide height and then certified for magnetic properties. Based on these test results, disks are graded according to specific characteristics and sold to customers based upon their specific performance requirements.

     Most of the critical process steps are conducted in Class 100 or better clean rooms. From the final cleaning operation forward, disks are handled by custom designed, and in many cases Company-built, automated equipment to reduce contamination and enhance process precision. Minute impurities in materials used, particulate contamination, or other production problems can reduce production yields and, in extreme cases, result in the prolonged suspension of production. Although no problems have required prolonged suspension of the Company's production to date, no assurance can be given that the Company will not experience manufacturing problems from contamination or other causes in the future.


Production Capacity

     The Company currently has 23 production lines installed at its manufacturing plants in three countries: ten in the United States, eight in Malaysia, and five at its manufacturing joint venture in Japan. The addition of the seventh line in the second quarter of 1996 in Penang, Malaysia utilized all available space in the Company's first Penang manufacturing facility. During 1996 the Company completed the construction of the second manufacturing facility in Penang and production began on the first line in this 275,000 square foot back end disk manufacturing facility in early January 1997. The Company also completed construction of a new back end facility in San Jose, California and production commenced at this 225,000 square foot facility in the fourth quarter of 1996. The Company constructed and equipped a 275,000 square foot front end manufacturing facility in the east Malaysian state of Sarawak which began production in the first half of the year. This new front end facility manufactures plated, polished substrates that are shipped to the Company's back end manufacturing facilities in the United States and Malaysia for completion. The back end plants utilize plated, polished substrates to produce finished sputtered disk product. AKCL completed the construction of a 225,000 square foot facility in Thailand for front end production of thin-film disks and began production at this site in late 1996.

     The Company currently plans to add a second production line at the new Penang plant in the second quarter of 1997. In addition, in the second quarter at the new San Jose plant, the Company plans to commence production on the first new design ("ND") sputtering machine which will have a rated capacity of twice the output of the Company's existing machines. In the third quarter the Company will add a ND machine at its new Penang plant. The addition of these production lines in the second and third quarters of 1997, coupled with the first line in the new Penang plant, will translate into the equivalent of six more sputtering lines by the end of the third quarter of 1997 than at the end of 1996. Also, in 1997 the Company will complete the equipping and production expansion of the front end manufacturing facility in Sarawak, Malaysia.

     Supplementing this new physical capacity, the Company expects that continued focus on process improvements will result in higher unit output from both current and planned production lines during 1997, thus leading to increased effective capacity.

     During the fourth quarter of 1994, the Company began a series of process improvements designed to support production of future advanced disk products. The Company believes that these improvements should enhance product performance and should enable increased unit output through reduced process cycle times. In order to utilize these process improvements on all of the Company's sputtering lines, certain older machines were upgraded. Three U.S. machines were upgraded in 1995 and three machines were upgraded in 1996. Only one sputtering line was out of production at any given time. Certain older sputtering lines at the Japanese joint venture were also upgraded during 1995 and 1996. This upgrade process is now complete, however, there can be no assurance that future modifications will not be required to meet new product needs.


Research, Development and Engineering

     Since its founding, Komag has focused on the development of advanced thin-film disk designs, as well as the process technologies necessary to produce these designs. The Company has utilized a full scale sputtering line for pilot production. The Company has recently completed the construction of a new 188,000 square foot research and development facility which the Company occupied in the first quarter of 1997. The new facility is being equipped with an additional new full scale sputter line which will be dedicated to research and development activities and available for use in the second quarter of 1997. The Company's spending and capital investment for R&D are focused on the investigation, design, development, and testing of new products and processes as well as the development of more efficient processes that can be integrated into manufacturing in a commercially viable manner.

     In the second half of 1996, the Company completed the development and quickly ramped to volume production new proximity and magnetoresistive ("MR") products. The new proximity products are low-glide, full-surface textured inductive media for use with proximity heads. The new MR products are comprised of full-surface and mechanical zone-textured MR media as well as laser zone-textured media for use with MR recording heads.

     In 1997, the Company plans to increase its R&D spending to approximately $50 million. The Company's R&D team will focus on process changes and improvements to increase yields on the proximity and MR products currently in volume production. New proximity and MR products will continue to be developed and glass media products will be developed for production in late 1997. These advanced products require new and continuing development efforts and process improvements in the front end manufacturing processes from substrate through nickel polish, as well as improved cleaning processes, improved overcoats, and improved magnetic recording characteristics for the magnetic layers on the disks.

     The  Company's   expenditures   (and  percentage  of  sales)  on  research,
development and engineering, were $29.4 million (5.1%) in fiscal 1996, $23.8 million (4.6%) in fiscal 1995, and $21.3 million (5.4%) in fiscal 1994.


Strategic Alliances

     The Company has established joint ventures with Asahi Glass and Kobe. Komag believes these alliances have enhanced the Company's competitive position by providing research, development, engineering and manufacturing expertise that reduce costs and technical risks and shorten product development cycles.

     Asahi Komag Co., Ltd. ("AKCL")

     In 1987 the Company formed a partnership (Komag Technology Partners) with the U.S. subsidiaries of two Japanese companies, Asahi Glass and Vacuum Metallurgical Company. The partners simultaneously formed a wholly owned subsidiary, AKCL, to manufacture and distribute thin-film disks in Japan. Under the joint venture agreement, the Company contributed technology developed prior to January 1987, and licensed technology developed after January 1987, to the extent such technology relates to sputtered thin-film hard disk media, for a 50% interest in the partnership. The Japanese partners contributed equity capital aggregating 1.5 billion yen (approximately $11 million). AKCL began commercial production with its first production line in 1988 and added three more production lines between 1989 and 1991. A fifth production line was added at its manufacturing facility in Yonezawa, Japan in September 1995. During the fourth quarter of 1995 the first sputtering line was removed from production for upgrading, thus offsetting the incremental unit output from the newly-installed fifth sputtering line. The second sputtering line was upgraded during the first half of 1996 and all sputtering lines were in production during the second half of 1996.

     The terms of the joint venture agreement provide that AKCL may only sell disks for incorporation into disk drives that are assembled in Japan, with no limitation on the territory in which AKCL's customers can sell such assembled disk drive products. During the term of the joint venture agreement and for five years thereafter, the Japanese partners and their affiliates have agreed not to develop, manufacture or sell sputtered media anywhere in the world other than through the joint venture, and the Company and its affiliates have agreed not to develop, manufacture or sell such media in Japan except through the joint venture. The Company has, however, periodically granted AKCL a limited right to sell its disks outside of Japan and has received royalties on such sales. Upon the occurrence of certain terminating events and the subsequent acquisition of AKCL by one or more of the joint venture partners, the restrictions related to activities of the acquiring joint venture partner(s) within Japan may lapse.

     Disk sales to AKCL represented 6% of the Company's net sales in 1996 compared to less than 1% in 1995 and 1994. The increased level of disk sales by the Company to AKCL for distribution is expected to continue in 1997. The Company purchased 3% of AKCL's unit output during 1996 compared to approximately 1% and 8% in 1995 and 1994, respectively. Demand within the Japanese thin-film disk market continued to absorb most of AKCL's production. The Company anticipates that distribution sales of AKCL-produced disks to U.S. customers in 1997 will remain a relatively small percentage of the Company's net sales.

     Komag Material Technology, Inc.  ("KMT")

     In 1988 Komag formed a wholly owned subsidiary, KMT, to secure an additional stable supply of aluminum substrates of satisfactory quality for the Company's products. In 1989 Kobe, a leading worldwide supplier of blank aluminum substrates, purchased a 45% interest in KMT for $1.4 million. In December 1995, the Company reacquired 25% of the outstanding common stock of KMT by purchasing shares from Kobe for $6.75 million. The Company's purchase raised its total ownership percentage of KMT to 80%. Under the recent stock purchase and related agreements, Kobe retained one seat on KMT's Board of Directors.

     Under these agreements, Kobe will continue to supply substrate blanks to KMT while the Company will continue to purchase KMT's entire output of finished substrates. Further, the Company has indicated its intention to purchase a substantial proportion of its future substrate requirements from Kobe, a continuation of a past procurement practice. In combination, KMT and Kobe supply in excess of 95% of the Company's substrate requirements.

     Equity Positions Held by Asahi Glass and Kobe in Komag

     Asahi Glass and Kobe each purchased two million shares of newly issued Common Stock from the Company for $20 million in January 1989 and March 1990, respectively. In 1992 Asahi Glass transferred ownership of its shares to a U.S. subsidiary of Asahi Glass. Under their respective stock purchase agreements, Asahi Glass and Kobe each have the right to purchase additional shares of the Company's Common Stock on the open market to increase their respective equity interests in the Company to 20%, the right to maintain their percentage interest in the Company by purchasing their pro rata shares of any new equity issuance by the Company, and the right to require the Company to register their shares for resale, either on a demand basis or concurrent with an offering by the Company. Each stock purchase agreement further provides that the Company shall use its best efforts to elect a representative of each investor to the Company's Board of Directors and to include such representatives on the Nominating Committee of the Board. There were no purchases or sales of the Company's stock by Asahi Glass or Kobe in 1996 and according to the Company's stock records at February 21, 1997, Asahi America and Kobe held 2,000,000 and 2,000,002 shares of Common Stock, respectively. Sales of significant amounts of the security holdings of Asahi Glass and/or Kobe in the future could adversely affect the market price of the Company's Common Stock. Any sales by either party, however, would require relinquishment of its respective seat on the Company's Board of Directors.


Competition

     Current thin-film disk competitors fall into three groups: U.S. non-captive manufacturers, U.S. captive manufacturers, and Japanese/Asian manufacturers. Historically, each of these groups has supplied approximately one-third of the worldwide thin-film disk unit output. Based upon research conducted by an independent market research firm, the Company believes it is the leading independent supplier of thin-film disks, with a market share greater than twice the size of any of the U.S. non-captive manufacturers. The Company's U.S. non-captive thin-film disk competitors include Akashic Memories Corporation (a subsidiary of Kubota, Inc.), HMT Technology Corporation and StorMedia, Inc. Japan-based thin-film disk competitors include Fuji Electric Company, Ltd., Mitsubishi Kasei Corp., Showa Denko K.K. and HOYA Corporation. The U.S. captive manufacturers include IBM and OEM disk drive manufacturers, such as Seagate and Western Digital, which manufacture disks as a part of their vertical integration programs. To date, IBM and these OEM disk drive manufacturers have sold nominal quantities of disks in the open market. See "Risk Factors--Competition".


Environmental Regulation

     The Company is subject to a variety of regulations in connection with its operations, and believes that it has obtained all necessary permits for its operations. The Company uses various industrial hazardous materials, including metal plating solutions, in its manufacturing processes. Wastes from the Company's manufacturing processes are either stored in areas with secondary containment before removal to a disposal site or processed on site and discharged  to  the  industrial  sewer  system.  In  addition,  at  one  of  its facilities, the Company receives industrial waste water from Headway Technologies, Inc., ("Headway"), which subleases a portion of a building in Milpitas, California directly from the Company. Under this arrangement, the Company processes this received waste water together with its own industrial waste water.

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

     The Company regards elements of its equipment designs and processes as proprietary and confidential and relies upon employee and vendor non-disclosure agreements and a system of internal safeguards for protection. Despite these steps for protecting proprietary and confidential information, there is a risk that competitors may obtain and use such information. Furthermore, the laws of certain foreign countries in which the Company does business may provide a lesser degree of protection to the Company's proprietary and confidential information than provided by the laws of the United States. In addition, the Company from time to time receives proprietary and confidential information from vendors, customers, and partners, the use and disclosure of which are governed by non-disclosure agreements. Through internal communication and the monitoring of use and disclosure of such information, the Company complies with its obligations regarding use and non-disclosure. However, despite these efforts, there is a risk that such information may be used or disclosed in violation of the Company's obligations of non-disclosure.

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


Employees

     As of December 29, 1996 the Company and its consolidated subsidiaries had 4,101 employees (4,027 of which are regular employees and 74 of which were employed on a temporary basis), including 3,708 in manufacturing, 222 in research, development and engineering, and 171 in sales, administrative and management positions. Of the total, 2,035 are employed at offshore facilities.

     The Company believes that its future success will depend in large part upon its ability to continue to attract, retain and motivate highly skilled and dedicated employees. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage.


Risks Factors

     The Company's business is subject to a number of risks and uncertainties. As a result of those risks described below and other risks presented elsewhere in this report, there can be no assurance that the Company will continue to be successful or will maintain a leading market position. The discussion contained in Item 1--"Business" and Item 7--"Management's Discussion and Analysis of Financial

Condition and Results of Operations" contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this discussion represents the Company's current judgment on the risks and future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Factors that could cause actual results to differ include the following: the rate of improvement in manufacturing efficiencies on new products; utilization of manufacturing equipment and facilities; product transitions to next-generation products; industry supply-demand relationships and related pricing for high-end desktop and enterprise disk products; execution of planned capacity additions; availabilty of certain sole-sourced raw material supplies and vertical integration and company consolidation within a limited customer base. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

     In addition, protection of technology through patents and other forms of intellectual property rights in technically sophisticated fields is commonplace. There can be no assurance that others have not or will not perfect such intellectual property rights and either enforce those rights to prevent the Company from practicing certain technologies or demand royalty payments from the Company in return for practicing those technologies, which may have a material adverse affect on the Company's results of operations. The Company reviews, on a routine basis, patent issuances in the U.S. and patent applications which are published in Japan. Through these reviews, the Company occasionally becomes aware of a patent, or an application that may mature into a patent, which could give rise to a claim of infringement. When such patents are identified, the Company investigates the validity and possibility of actual infringement. The Company is presently involved in such an investigation of several recently issued patents. However, the Company presently believes it is unlikely that such patents will materially adversely affect the Company's business. However, if such patents are asserted against the Company and upheld, there can be no assurance that they would not apply to a significant portion of the Company's products and would not have a material adverse effect on the Company's business.

Capacity Expansion and Capital Intensity

     Future sales and earnings growth will depend, in part, on the successful expansion of the Company's manufacturing capacity. The Company plans to expand capacity by increasing the disk output of its existing production lines through process improvements and through the installation of new production lines at its manufacturing facilities. In the second half of 1996, low yields on new products and high usage of production lines for product and process development activities constrained unit output. If planned improvements in yields, equipment utilization and process cycle times are not achieved, the Company's rate of growth may be constrained or curtailed.

     The Company recently completed the construction of two new back end production facilities, one in San Jose, California and one in Penang, Malaysia. The first production line at the new San Jose facility began operation in the fourth quarter of 1996. The first production line at the new Penang facility began operation at the beginning of 1997. The Company currently plans to add a second production line at the new Penang plant in the second quarter of 1997. In addition, in the second quarter at the new San Jose plant, the Company plans to commence production on the first new design ("ND") sputtering machine which will have a rated capacity of twice the output of the Company's existing machines. In the third quarter the Company will add a ND machine at the Penang plant. Also the Company will complete the equipping and production expansion at the front end manufacturing plant in Sarawak, Malaysia. There can be no assurance that the Company's additional production lines, especially the new ND sputtering machines, will be installed as scheduled or will attain yield and utilization rates comparable to the Company's existing production lines. Manufacturing and other challenges in connection with the commencement and subsequent expansion of operations in any location could have a material adverse affect on the Company's results of operations.

     Based upon industry forecasts of continued high growth in demand for magnetic media, the Company has developed and is executing its plan to increase its production capacity under a schedule that is substantially more aggressive than its past expansion plans. Implementation of this plan entails parallel expansion at multiple locations rather than serial expansion one location at a time, thus requiring precise planning. Under this more aggressive plan, the Company successfully completed the construction and brought into production three new manufacturing facilities on schedule during the last twelve months. Continued successful execution of this expansion plan will require the installation of the appropriate equipment to support current and advanced future products, continued recruitment and retention of high quality workforces at all facilities worldwide, and achievement of satisfactory manufacturing results on a scale greater than the Company's prior expansions.

     The Company's capital expenditures totaled $403 million in 1996 and capital expenditures for 1997 are planned at approximately $290 million. Due to the capital intensive nature of the Company's business, the construction and equipping of new manufacturing facilities requires substantial capital investment. Further, significant amounts of continuing investment in capital equipment are required to improve, modify and change existing manufacturing processes to support rapidly changing process technologies. There can be no assurance that the Company will be able to properly plan and install capable plant and equipment to support the manufacturing processes required for advanced future products in a timely and cost-effective manner due to the long lead times required to design, construct and install plant and equipment. Further, required changes in manufacturing processes could obsolete or significantly shorten the useful lives of equipment currently in use.

     There can be no assurance that the Company will successfully achieve planned process improvements or successfully manage its aggressive expansion plan. Failure to improve yields from the low levels experienced in the fourth quarter of 1996 would continue to materially adversely effect the Company's results of operations. In addition, should actual demand for the Company's products not meet the Company's forecast, and not absorb existing or planned additional capacity, the fixed costs and operating expenses related to unused capacity would have a material adverse affect on the Company's results of operations.

Dependence on a Limited Number of Customers; Dependence on the Hard Disk Drive Industry

     The Company's sales are concentrated in a small number of customers due to the high-volume requirements of the dominant disk drive manufacturers and their tendency to rely on a few suppliers because of the close interrelationship between media performance and disk drive performance. Net sales to major customers in 1996 were as follows: Seagate--52%, Western Digital--22% and Quantum, including its Japanese manufacturing partner MKE--18%. Given the relatively small number of high-performance disk drive manufacturers, the Company expects that it will continue its dependence on a very limited number of customers. Further there were consolidations among the Company's disk drive customers in 1996. Seagate and Conner merged and Quantum ceased disk drive production in Milpitas, California and Penang, Malaysia and contracted with MKE to manufacture all of its disk drives. AKCL, the Company's Japanese joint venture, has a long established working relationship with MKE and MKE has remained AKCL's largest customer for the past several years. During 1996 the Company sold product to MKE in Japan and to MKE's Singapore manufacturing facility through AKCL.

     Seagate currently produces over 50% of its disk requirements internally and has announced its intentions to produce at least 70% of its internal needs by mid-1997. In addition, Seagate currently has a long-term purchase commitment with one of the Company's competitors. Western Digital has stated its longer term intention to grow internal media capacity from under 30% to at least 40%. Other customers and potential customers have, or could adopt, similar strategies. Depending on the overall growth in market demand for disk products, such actions could result in the reduction or cessation of purchases from the Company, thus materially adversely affecting the Company's results of operations. Additionally, if one or more of the Company's customers were to begin selling disks on the open market in direct competition with the Company, the Company's results of operations could be further adversely affected.

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

Capital Needs

     The Company believes that, in order to achieve its long-term growth objectives and maintain and enhance its competitive position, it will need significant additional financial resources over the next several years for capital expenditures, working capital and research and development. During 1996, the Company spent approximately $403 million on property, plant and equipment and capital expenditures in 1997 are expected to approximate $290 million. The Company believes that it will be able to fund the 1997 expenditures from a combination of cash flow from operations, funds available from existing bank lines of credit, and existing cash balances. However, the Company may obtain additional debt or equity financing in 1997 to ensure the Company maintains adequate cash reserves. There can be no assurance that such additional funds will be available to the Company or, if available, will be available on favorable terms. In addition, the Company may require additional capital for other purposes. If the Company is unable to obtain sufficient capital, it could be required to reduce its capital equipment and research and development expenditures, which could have a material adverse affect on the Company's results of operations.

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

     Because the thin-film disk industry is capital intensive and requires a high level of fixed costs, gross margins are also extremely sensitive to changes in volume. Assuming fixed average selling prices, reductions in manufacturing efficiency cause declines in gross margins. Additionally, decreasing market demand for the Company's products generally results in reduced average selling prices and/or low capacity utilization that, in turn, adversely affects gross margins and operating results. The Company's ability to maintain average selling prices and gross margins is dependent on its ability to produce, in volume, products that are differentiated on the basis of technological superiority. In the first and second quarters of 1996, the Company achieved high gross margins as a result of high manufacturing efficiencies, coupled with strong market demand for its inductive disk products. In the third and fourth quarters of 1996, the Company made a rapid transition to new proximity and MR disk products. The lower yields on these new products, coupled with high usage of production equipment for product and process development activities, constrained unit output in the second half of the year. In light of the fixed cost nature of the business, constrained unit output resulted in high unit costs and low gross margins in the second half of the year. The Company expects gross margins to improve sequentially in the first two quarters of 1997 from the fourth quarter 1996 level and has targeted a gross margin range of 30-35% for the second half of 1997. In the event that market supply meets or exceeds demand or yields on new products do not improve at the rate expected, or the Company is unable to introduce and ramp to volume production next-generation products in a timely manner, the Company's operating results would likely be adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Fluctuations in the financial results of AKCL, the Company's unconsolidated Japanese disk manufacturing joint venture, also impact the Company's financial performance. Equity in net income of AKCL contributed 9% of the Company's 1996 consolidated net income. AKCL is subject to many of the same types of risks facing the Company including the risks associated with a similar transition to MR products which AKCL began in the second half of 1996. In addition, the equity income derived from AKCL fluctuates over time due to its dependence on a more limited customer base (MKE, Fujitsu Ltd. and Toshiba Corporation accounted for 61%, 19% and 16% respectively, of AKCL's 1996 net sales) and yen/dollar exchange rate fluctuations. AKCL's financial results were also impacted in 1996 and 1995 by write-downs of its investment in Headway Technologies, Inc. ("Headway"). AKCL sold its interest in Headway in the first quarter of 1997 and will include a gain on sale of the investment in its first quarter 1997 operating results.

Risk of Foreign Operations

     In 1996 sales to customers in the Far East, including foreign subsidiaries of domestic companies, accounted for 88% of the Company's net sales from its U.S. and Malaysian facilities, and the Company anticipates that international sales will continue to represent the majority of its net sales. All of the Company's sales are currently priced in U.S. dollars worldwide. Certain costs at the Company's foreign manufacturing and marketing operations are incurred in the local currency. The Company also purchases certain operating supplies and production equipment from Japanese suppliers in yen denominated transactions. Accordingly, the Company's operating results are subject to the risks inherent with international operations, including but not limited to, compliance with or changes in the law and regulatory requirements of foreign jurisdictions, fluctuations in exchange rates, tariffs or other barriers, difficulties in staffing and managing foreign operations, exposure to taxes in multiple jurisdictions, and transportation delays and interruptions.

     The Company's Malaysian operations in Penang and Sarawak accounted for a significant portion of the Company's 1996 consolidated net sales and operating income. Prolonged disruption of operations in Penang and or Sarawak for any reason would cause delays in shipments of the Company's products, thus materially adversely affecting the Company's results of operations.

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

     Worldwide disk drive shipments grew approximately 22% in 1996 over 1995 and are projected to grow at a 20% compound annual growth rate in 1997 through 2000 according to International Data Corporation ("IDC"). In response to the continuing rapid growth of the disk drive market and resulting strong demand for thin-film disk products, the Company as well as a majority of the Company's competitors (both independent disk manufacturers and vertically-integrated disk drive customers) are substantially increasing their disk manufacturing capacity. The Company believes that its manufacturing operations in Penang and Sarawak, Malaysia have provided a competitive cost advantage relative to most other thin-film disk manufacturers that operate exclusively in the U.S. and Japan. However, in order to remain cost competitive, many of the U.S. and Japan based competitors are currently expanding into lower cost regions in the world such as Southeast Asia. These significant investments in new disk production capacity could result in an oversupply of disk media and increase price competition in the media market. Further, slower market growth for data storage, could reduce the number of potential customers and increase competition for the remaining market. Such conditions could have a material adverse affect on the Company's results of operations.

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

Other Risk Factors

     The Company relies on a limited number of suppliers, in some cases a sole supplier, for certain materials and equipment used in its manufacturing processes. These materials include aluminum substrates, nickel plating solutions, certain polishing and texturing supplies and sputtering target materials. These suppliers work closely with the Company to optimize the Company's production processes. Although this reliance on a limited number of suppliers, or sole supplier, entails some risk that the Company's production capacity would be limited if one or more of such materials were to become unavailable or available in reduced quantities, the Company believes that the advantages of working closely with these suppliers outweigh such risks. If such materials should be unavailable for a significant period of time, the Company's results of operations would be adversely affected.

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


ITEM 2.  PROPERTIES

     Worldwide (excluding AKCL), the Company currently occupies facilities totaling approximately 1,560,000 square feet. The Company owns three disk manufacturing facilities in Malaysia, two in Penang and one in Sarawak. The square footage of each of these facilities and acreage of the related land parcels are 340,000 square feet and 13 acres; 275,000 square feet and 18 acres; and 275,000 square feet and 89 acres. The Company leases five manufacturing facilities in Milpitas, San Jose, and Santa Rosa, California. The Company's new headquarters facility and new R&D facility in San Jose, California were occupied in the first quarter of 1997. These facilities are leased for the following terms:


            Facility Size              Current Lease
            (square feet)              Term Expires           Extension Options
            -------------              -------------          -----------------
               225,000                 September 2006            20 years
               188,000                   January 2007            20 years
                82,000                  February 2007            20 years
               103,000                      July 1999            10 years
                97,000                  February 2001            10 years
                96,000                  February 2001            10 years
                44,000                     April 1999            10 years
                39,000                       May 1997               --
                51,000                     March 1997               --

     In addition to the facilities listed above, the Company leases other smaller facilities in California and Singapore. The Company owns approximately 6 acres of undeveloped land adjacent to its Milpitas manufacturing complex.


ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Company or its subsidiaries is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to the stockholders of the Company during the Company's fourth quarter of 1996.


Executive Officers of the Registrant

     As of January 31, 1997 the executive officers of the Company are as follows:

Name                                            Age           Position
----                                            ---           --------
Tu Chen......................................    61           Chairman of the Board of Directors
Stephen C. Johnson...........................    54           President, Chief Executive Officer and Director
Christopher H. Bajorek.......................    53           Senior Vice President-Chief Technical Officer
Willard Kauffman.............................    61           Senior Vice President-Chief Operating Officer
William L. Potts, Jr. .......................    50           Senior Vice President-Chief Financial Officer and
                                                                  Secretary
Fred Wiele...................................    58           Senior Vice President-Marketing and Sales
Ronald Allen.................................    48           Vice President-Equipment Technology and
                                                                  Automation
Richard Austin...............................    41           Vice President-Manufacturing and Corporate
                                                                  Facilities
Venche Kao...................................    59           Vice President Manufacturing-Milpitas Operations
Elizabeth A. Lamb............................    45           Vice President-Human Resources
Steven J. Miura..............................    44           Vice President-Quality and Product Integration
Thian Hoo Tan................................    48           Vice President Manufacturing-Asia Operations
Sonny Wey....................................    56           Vice President-Product Research and Development
William V. Whitmer...........................    54           Vice President Manufacturing-U.S. Operations
Tsutomu T. Yamashita.........................    42           Vice President-Process Technology Research and
                                                                  Development

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

     Dr. Bajorek joined the Company and was elected to the newly created position of Senior Vice President-Chief Technical Officer in June 1996. Dr. Bajorek was most recently Vice President, Technology Development and Manufacturing, for the Storage Systems Division of IBM in San Jose, California. During his 25 year career with IBM, Dr. Bajorek held various positions in research and management related to magnetic recording, magnetic bubble, and optical storage applications. He holds a Ph.D. in Electrical Engineering and Business Economics from Caltech.

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

     Mr. Potts joined the Company in 1987 and served as Vice President-Chief Financial Officer from January 1991 until his promotion to Senior Vice President-Chief Financial Officer in January 1996. In addition Mr. Potts serves as Secretary. Prior to joining Komag, Mr. Potts held financial management positions at several high technology manufacturing concerns. He has also served on the consulting staff of Arthur Andersen & Co. Mr. Potts holds a B.S. degree in Industrial Engineering from Lehigh University and a M.B.A. degree from the Stanford Graduate School of Business.

     Mr. Wiele joined the Company as Senior Vice President-Marketing and Sales in June 1996. Most recently, he was General Manager, Worldwide Sales and Marketing, for the Storage Systems Division of IBM in San Jose, California. During his 31 years with IBM, Mr. Wiele held various marketing and sales positions within the domestic and overseas operations of IBM. He headed product management for AS/400 hardware and software for IBM's U.S. Marketing and Services Division. He also directed marketing and product management for IBM Europe, Middle East, and Africa. He holds a B.S. in Mechanical Engineering from Villanova University.

     Mr. Allen was promoted to Vice President-Equipment Technology and Automation in January 1997. Mr. Allen joined the Company in October 1983 when he established the Company's automation manufacturing program which he has directed since that time. Prior to joining Komag, Mr. Allen was employed with Xerox's Palo Alto Research Center as a member of the research staff. Mr. Allen holds a B.S. degree in Physics and a minor in Chemistry from Dillard University.

     Mr. Austin was promoted to Vice President-Manufacturing and Corporate Facilities in January 1997. Mr. Austin joined the Company in October 1988 as Facilities and Equipment Maintenance Manager and most recently was Senior Director of Corporate Facilities. Prior to joining Komag, Mr. Austin was an Equipment Maintenance and Facilities Manager at VLSI Technology Inc. Mr. Austin also worked at National Semiconductor and Rockwell International between 1975 and 1983.

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

     Ms. Lamb joined the Company as Vice President-Human Resources in October 1996. From 1995 to 1996 she was Director of Worldwide Staffing and Employee Relations at Adaptec. Prior to that, Ms. Lamb was Director of Compensation, Benefits and Executive programs at Tandem. Ms. Lamb holds a B.A. degree in Communications from San Jose State University.

     Mr. Miura joined the Company in 1984 and was Director of Test Engineering prior to his promotion to Vice President-Quality and Product Integration in November 1991. Before joining Komag, Mr. Miura held various engineering positions at IBM. Mr. Miura holds both B.S. and M.S. degrees in Electrical Engineering from the University of California, Davis.

     Mr. Tan was appointed Vice President of Manufacturing in September 1993. Mr. Tan currently serves as Vice President Manufacturing-Asia Operations and is in charge of the Company's operations in Penang and Sarawak, Malaysia. He previously served as the Managing Director of the Company's Penang, Malaysia operation and prior to that was in charge of operations at the Company's first San Jose, California manufacturing facility. Before joining Komag in 1989, Mr. Tan was Vice President of Operations at HMT Technology. Mr. Tan holds a M.S. degree in Physics from the University of Malaya at Kuala Lumpur.

     Dr. Wey was appointed Vice President-Engineering in April 1988. Dr. Wey currently serves as Vice President-Product Research and Development. Dr. Wey joined the Company in November 1983 and has held director positions in both engineering and manufacturing. For 10 years prior to joining the Company, Dr. Wey worked in various engineering and engineering management positions at IBM. Dr. Wey received his Ph.D. in Physical Chemistry from the Illinois Institute of Technology and holds a B.S. degree in Chemical Engineering from National Chen-Kung University in Taiwan.

     Mr. Whitmer joined the Company as Vice President-Manufacturing in December 1987 and currently serves as Vice President Manufacturing-U.S. Operations. From 1972 to 1987, he held various positions with Raychem Corporation including the General Manager of the Materials Division. Mr. Whitmer holds a B.S. degree in Chemical Engineering from Ohio State University.

     Mr. Yamashita joined the Company in 1984 and was Senior Director of Research prior to his promotion to Vice President-Research and Development in January 1995. Mr. Yamashita currently serves as Vice President-Process Technology Research and Development. Prior to joining the Company, Mr. Yamashita was a graduate research assistant in the Department of Material Science and Engineering at Stanford University. Mr. Yamashita holds a B.S. in Chemistry and M.S. in Materials Science from Stanford University.

PART II

ITEMS 5, 6, 7 and 8.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol KMAG. The following table sets forth the range of high and low closing sales prices, as reported on the Nasdaq National Market. At February 21, 1997 the Company had approximately 483 holders of record of its Common Stock and 51,856,539 shares outstanding. The share prices have been adjusted to reflect the Company's two-for-one stock split effective December 21, 1995.

                                 Price Range of
                                  Common Stock
                                 --------------               High        Low
                                                              ----        ---
          1995
              First Quarter                                 16 7/32    11 9/16
              Second Quarter                                25 3/4     15 7/8
              Third Quarter                                 37 1/16    25 5/8
              Fourth Quarter                                34 3/8     21 15/16
          1996
              First Quarter                                 33 1/4     23
              Second Quarter                                36 9/16    24
              Third Quarter                                 27         19 3/8
              Fourth Quarter                                36         21

          1997
              First  Quarter (through February 21, 1997)    32 5/8     26 3/8

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

                                                                                        Fiscal Year Ended
                                                                 -------------------------------------------------------------------
                                                                   1996          1995          1994        1993 (1)       1992 (1)
                                                                 ---------     ---------     ---------     ---------      ---------
                                                                   (in thousands, except per share amounts and number of employees)
Consolidated Statements of
   Operations Data:
Net Sales                                                        $ 577,791     $ 512,248     $ 392,391     $ 385,375      $ 326,801
Gross Profit                                                       175,567       197,486       125,386        91,439         67,765
Restructuring Charge                                                    --            --            --        38,956             --
Income (Loss) Before
          Minority Interests and Equity
          in Joint Venture Income                                  100,553       101,410        54,156       (33,738)         4,263
Minority Interests in Net Income
          (Loss) of Consolidated
          Subsidiaries                                                 695         1,957         1,091       (18,977)        (9,458)
Equity in Net Income of
          Unconsolidated Joint Venture                              10,116         7,362         5,457         4,860          3,172
Net Income (Loss)                                                $ 109,974     $ 106,815     $  58,522     $  (9,901)     $  16,893

Net Income (Loss) Per Share (2)                                  $    2.07     $    2.14     $    1.27     $   (0.23)     $    0.40


Consolidated Balance Sheet Data:
Working Capital                                                  $ 142,142     $ 252,218     $ 118,230     $  97,265      $  97,894
Net Property, Plant & Equipment                                    643,706       329,174       228,883       187,267        192,051
Long-term Debt & Capital
          Lease Obligations (less current portion)                  70,000            --        16,250        29,482         27,613
Stockholders' Equity                                               697,940       574,564       331,215       255,331        248,738
Total Assets                                                     $ 938,357     $ 686,315     $ 424,095     $ 382,297      $ 355,849

Number of Employees at Year-end                                      4,101         2,915         2,635         3,497          3,090

(1) The results of operations for 1993 and 1992 included the operations of the Company's thin-film head operation. The results of operations for 1993 included a $39.0 million restructuring charge for the winding down of the thin-film head operation. The net effect of the restructuring charge, after related minority interest and tax adjustments, was $35.4 million ($0.83 loss per share) for 1993.

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

         The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this discussion represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Factors that could cause actual results to differ include the following: the rate of improvement in manufacturing efficiencies on new products; utilization of manufacturing facilities; product transitions to next-generation products; industry supply-demand relationship and related pricing for high-end desktop and enterprise disk products; availability of certain sole-sourced raw material supplies; vertical integration and consolidation within the Company's limited customer base; and execution of planned capacity additions. See "Business--Risk Factors" for more detailed discussions of the Company's risk factors.

1996 vs. 1995

         Product transitions were significant factors in both the 1995 and 1996 fiscal years. In 1995, the Company transitioned to its then-current leading-edge inductive disk product family. Quarterly sales and gross margins increased sequentially during 1995 from $105.1 million and 31.2%, respectively, in the first quarter of 1995 to $153.5 million and 42.6%, respectively, in the fourth quarter of 1995. The Company entered 1996 with continuing strong demand for its inductive media products. Quarterly sales in excess of $150 million and gross margins exceeding 40% in both the first and second quarters of 1996 were at near-record levels for the Company. During the third and fourth quarters of 1996, the Company began a rapid transition to two distinctly new product families--proximity media (an advanced version of inductive media) and magnetoresistive ("MR") media. Sales and gross margins decreased during the last half of 1996 as low manufacturing yields on these new products and high usage of production equipment for product and process development activities prevented the Company from fulfilling customer demand for the products. In the third quarter of 1996, net sales and gross profit decreased to $131.5 million and 24.0%. Net sales and gross profit were $141.2 million and 11.7% for the fourth quarter of 1996. During the fourth quarter of 1996, the Company achieved volume production of MR disk products and also increased the production volume for proximity products. These two new products accounted for 54% of unit shipments during the fourth quarter.

Net Sales

         Net sales for 1996 increased to $577.8 million, up 13% from $512.2 million in 1995. Net sales during 1996 included $6.5 million of substrate disk sales; no such substrate sales occurred in 1995. The

Company may periodically sell substrate products but does not currently anticipate that such sales will become a significant portion of its revenue. Excluding the substrate disk sales, net sales increased 12% between the years. The higher sales resulted from the net effect of a 21% increase in unit sales volume and an 8% decrease in the overall average selling price. The overall average selling price typically strengthens only as the result of product transitions to higher-priced, more technologically advanced product offerings. Price reductions for individual product offerings are characteristic of the thin-film media industry. The Company rapidly transitioned to higher oersted inductive products throughout 1995. Unit sales of these products increased from 41% of net sales in the first quarter of 1995 to 91% of net sales in the fourth quarter of 1995. Unit sales of these products continued to exceed 90% of sales during the first half of 1996. During the third and fourth quarters of 1996, the Company began a transition to two new product families--proximity media and MR media. The effects of price reductions on maturing inductive disk products were only partially offset by the product mix shift to these higher-priced, next-generation products.

         In addition to sales of internally produced disk products, the Company resells products manufactured by Asahi Komag Co., Ltd. ("AKCL"), its Japanese joint venture with Asahi Glass Company, Ltd. Distribution sales of product manufactured by AKCL increased to $5.7 million in 1996 from $0.9 million in 1995. The Company anticipates that distribution sales of AKCL-produced goods to U.S. customers in 1997 will remain a relatively small percentage of the Company's net sales.

         Increased production volume may occur due to increased physical capacity (additional production lines) and/or improvements in manufacturing efficiencies (improved production throughput from higher yields, better equipment utilization or shorter process cycle times). The increase in unit production required to support the increase in unit sales volume for 1996 relative to 1995 was primarily achieved through the addition of production lines. The Company added one new sputtering machine in each of March 1995, September 1995, January 1996, May 1996 and November 1996. At the end of 1996, the Company had ten and seven production lines in operation in the U.S. and Malaysia, respectively. Improvements in process cycle times only slightly outpaced decreases in manufacturing yields and equipment utilization between the years and resulted in a marginal improvement in manufacturing efficiencies. Manufacturing yields and equipment utilization decreased between the years mainly due to substantially lower yield and utilization rates in the last half of 1996 on the new MR and proximity product families. Development time for these new products, incurred on manufacturing lines, lowered the manufacturing equipment utilization rate in the last half of 1996.

         The Company plans to increase production capacity for the first and second quarters of 1997 through the addition of three new production lines. One of these lines, the first new design ("ND") sputtering machine, will have a rated capacity equal to twice the output of the Company's existing machines. During the second half of 1997, the Company expects to add one additional ND machine.


Gross Margin

         The gross margin percentage for 1996 decreased to 30.4% from 38.6% for 1995. The combination of an 8% decrease in the overall average selling price, lower yield and equipment utilization rates in the last half of 1996 and higher costs associated with the production of the new MR and advanced proximity disks resulted in the lower gross margin percentage. The Company anticipates that its overall average selling price will likely increase through the first half of 1997 as it continues to transition its sales mix toward these higher-priced, more technologically advanced products. While the Company expects continued yield improvement in 1997, the rate of yield improvement on new products will likely continue to constrain financial results during the first half of 1997. The Company believes gross margins will show sequential improvement during the first two quarters of 1997 and is targeting a gross margin range of 30-35% for the second half of the year.

Operating Expenses

         Research and development ("R&D") expenses increased 24% ($5.6 million) in 1996 relative to 1995. The increase was primarily due to development costs associated with next-generation proximity and MR media products. The Company plans to increase its R&D spending to approximately $50 million in 1997. The increase is primarily due to the installation of a sputtering line devoted exclusively to R&D efforts, completion of an R&D facility, and additional staffing. The Company expects to fully test and develop new products and processes on the R&D sputtering line prior to their introduction into manufacturing. Use of the dedicated R&D sputtering line for large-scale pilot production runs will limit the use of existing manufacturing production lines for this purpose. Selling, general and administrative ("SG&A") expenses decreased $10.9 million in 1996 compared to 1995. The decrease was primarily due to a $12.0 million reduction in the provision for the Company's bonus and profit sharing programs. Lower provisions in 1996 were primarily due to the Company's 1996 operating profit performance relative to the Company's 1996 operating profit plan. Provisions for bad debt also decreased $2.5 million between the years. Excluding provisions for bad debt and the Company's bonus and profit sharing programs, SG&A expenses increased approximately $3.6 million. Increases in administrative costs required to support the growth in operations in both the U.S. and Malaysia accounted for the increase.


Interest Income/Expense and Other Income

         Interest income increased $0.6 million (11%) in 1996 relative to 1995 primarily due to a higher average investment balance in 1996. Interest expense decreased $1.2 million in 1996 compared to 1995. The Company repaid all of its existing outstanding debt in September 1995 and remained debt free until November 1996. The Company borrowed $70.0 million under its credit facilities during November and December 1996. Other income increased $0.7 million in 1996 relative to 1995 mainly due to the commencement of a royalty from AKCL for sales AKCL made outside of Japan. The royalty began in the second half of 1996 and amounted to $1.3 million for the year.


Income Taxes

         The effective income tax rate for 1996 of 17% was lower than the 1996 combined federal and state statutory rate of 41% and the effective income tax rate of 25% in 1995 primarily as a result of an initial five-year tax holiday granted to the Company's wholly owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS"), which commenced in July 1993. Assuming the Company fulfills certain commitments under its license to operate within Malaysia, this initial tax holiday may be extended for an additional five-year period by the Malaysian government. The effective tax rate for 1996 was lower than the rate in effect for 1995 primarily due to growth in the percentage of consolidated income derived from the Company's Malaysian operations in 1996. The impact of the tax holiday was to increase net income by approximately $21.8 million ($0.41 per share) and $11.5 million ($0.23 per share) in 1996 and 1995, respectively.
Losses incurred prior to the commencement of this initial tax holiday, approximately $6.2 million, are available for carryforward to years following the expiration of this tax holiday. The Company has also been granted an additional ten-year tax holiday for new operations in Malaysia. This new tax holiday has not yet commenced at December 29, 1996.


Minority Interest in Consolidated Subsidiary/Equity in Unconsolidated Joint Venture

         The minority interest in the net income of consolidated subsidiary during 1996 represented Kobe Steel USA Holdings Inc.'s ("Kobe USA") share of Komag Material Technology, Inc.'s ("KMT") net income. KMT was owned 55% by the Company and 45% by Kobe USA from November 1988 to December 1995. On December 28, 1995, the Company increased its ownership of KMT to 80% through the purchase of KMT Common Stock directly from Kobe USA. Kobe retained a 20% minority interest investment in KMT. KMT recorded net income of $3.5 million and $4.3 million in 1996 and 1995, respectively.

         The Company records 50% of AKCL's net income as equity in net income of unconsolidated joint venture. AKCL reported net income of $20.2 million for 1996, up from $14.7 million for 1995. AKCL's results included writedowns of its investment in Headway Technologies, Inc. ("Headway") of $4.5 million and $2.2 million (net of tax) in 1996 and 1995, respectively. AKCL invested in Headway in 1994 and recorded partial writedowns of its investment through 1995 based upon net losses incurred by Headway. During the third quarter of 1996, Headway's major customer, Hewlett-Packard Company ("HP") announced the closure of its disk drive manufacturing operations. Based upon anticipated future operating losses at Headway arising from the loss of HP's business, AKCL wrote-off its remaining Headway investment at the end of the third quarter of 1996. Subsequent to year-end, AKCL sold its entire interest in Headway for $10.8 million to a group of new investors as part of a recapitalization. AKCL recorded the proceeds from this sale as a gain ($5.3 million, net of tax) in the first quarter of 1997. The Company will reflect its 50% share of this net gain in the first quarter of 1997.

         Excluding losses related to Headway, AKCL recorded net income of $24.7 million in 1996, up from $16.9 million in 1995. AKCL's improved operating performance in 1996 was primarily due to the combination of an increase in the overall average selling price of its products and a reduction in the overall average unit production cost on a substantially higher unit sales volume. Despite the improved year-to-year results, AKCL's quarterly net income decreased substantially from $6.1 million in the third quarter of 1996 (excluding the Headway write-off) to $0.8 million in the fourth quarter of 1996. The decrease was primarily due to new product transition issues similar to those experienced by the Company. Manufacturing yield and utilization issues associated with the product transition lowered AKCL's production quantity to 2.6 million units in the fourth quarter of 1996, down from 4.3 million units in the third quarter of 1996.

         The Company translates AKCL's yen-based income statements to U.S. dollars at the average exchange rate in effect for each quarterly period. The Japanese yen weakened approximately 13% in 1996 relative to 1995. AKCL's net income would have been approximately $23.9 million in 1996 had the yen-based income statement been translated at the average rate in effect for 1995.


1995 vs. 1994

Net Sales

         Net sales for 1995 rose to $512.2 million, a 31% increase over the $392.4 million reported in 1994. The combination of unit sales volume growth and an increase in the overall average selling price resulted in the substantially higher net sales. The Company began a rapid transition to high oersted inductive product offerings in the fourth quarter of 1994. Unit sales of this product increased to 91% of unit sales volume in the fourth quarter of 1995 from 14% of unit sales in the fourth quarter of 1994. The higher sales mix of high oersted inductive products and a favorable pricing environment arising from an industry shortage of this product allowed the overall average selling price to increase 7% in 1995 relative to 1994. Distribution sales of product manufactured by AKCL decreased to $0.9 million in 1995 from $9.4 million in 1994.

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

Gross Margin

         The gross margin percentage for 1995 rose to 38.6%, up markedly from the 32.0% gross margin achieved for 1994. The combination of the rapid transition to high oersted inductive products in 1995, strong industry demand for this product, and solid manufacturing performance resulted in the improved gross margin percentage. The higher overall average selling price accounted for over two-thirds of the gross margin percentage increase. Additionally, process cycle time improvements allowed the Company to lower its overall average unit cost of production despite the inherently higher costs of producing more technologically advanced inductive products.

Operating Expenses

         Research and development expenses increased 12% ($2.5 million) in 1995 relative to 1994. The increase was primarily due to development of improved sputtering processes and next-generation thin-film media products. Selling, general and administrative expenses increased $17.5 million in 1995 compared to 1994. The increase was primarily due to a $13.5 million increase in the provisions for the Company's bonus and profit sharing programs resulting from the substantially higher operating performance in 1995.

Interest Income/Expense and Other Income

         Interest income increased $2.5 million (76%) in 1995 relative to 1994. The increase was due to the combination of higher interest rates and higher average investment balances in 1995 provided by proceeds from the Company's third public offering in September 1995. Interest expense decreased $1.1 million (37%) in 1995 compared to 1994 primarily due to a lower average debt balance. The Company repaid all of its existing outstanding debt in September 1995 and exited the year with no bank debt. Other income increased $2.1 million in 1995 relative to 1994 primarily due to receipt of an insurance recovery related to an electrical power disruption at the Company's Malaysian manufacturing facility.

Income Taxes

         The effective income tax rate for 1995 of 25% was lower than the effective income tax rate of 30% in 1994 primarily as a result of a tax holiday granted to the Company's wholly owned thin-film media operation in Malaysia. Komag USA (Malaysia) Sdn. has been granted a five-year tax holiday by the Malaysian government. The impact of the tax holiday was to increase net income by approximately $11.5 million ($0.23 per share) and $6.4 million ($0.14 per share) in 1995 and 1994, respectively.

Minority Interest in Consolidated Subsidiary/Equity in Unconsolidated Joint Venture

         The minority interest in the net income of consolidated subsidiary during 1995 represented Kobe USA's 45% share of KMT's net income. KMT recorded net income of $4.3 million and $2.4 million in 1995 and 1994, respectively.

         The Company records 50% of AKCL's net income as equity in net income of unconsolidated joint venture. AKCL reported net income of $14.7 million for 1995, up from $11.0 million for 1994. AKCL's net income reflected writedowns, net of tax, of its investment in Headway of $2.2 million and $0.5 million in 1995 and 1994, respectively. The Company translates AKCL's yen-based income statements to U.S. dollars at the average exchange rate in effect during the year. The Japanese yen strengthened approximately 6% in 1995 relative to 1994. AKCL's net income would have been approximately $13.5 million in 1995 had the yen-based income statement been translated at the average rate in effect for 1994.

Liquidity and Capital Resources

         Consolidated cash and short-term investments of $93.2 million at the end of 1996 decreased substantially from $213.7 million at the end of 1995. Operating activities generated $200.9 million in cash during 1996 and partially funded the Company's $403.1 million of capital spending during the year. The Company borrowed $70.0 million under its credit facilities. Sales of Common Stock under the Company's stock option and stock purchase programs during the year generated $10.8 million. Working capital decreased to $142.1 million at the end of 1996 from $252.2 million at the end of 1995. The decrease was primarily due to the lower cash and short-term investment balances. Trade accounts payable and accounts payable to related parties increased $46.9 million as a result of the higher level of capital spending in 1996. Inventory balances, including inventory intransit between the Company's U.S. and Malaysian facilities, increased $32.9 million primarily due to the addition of offshore manufacturing capacity.

         Total capital expenditures for 1997 are currently planned at approximately $290 million. The 1997 capital spending plan includes costs to equip the Company's two recently completed back end manufacturing facilities in Penang, Malaysia and San Jose, California. Additionally, the Company plans to complete and equip a 188,000 square foot research and development facility and a 82,000 square foot administration building in San Jose, California for occupancy in the first quarter of 1997.

         Current noncancellable capital commitments total approximately $104.0 million. The Company believes that in order to achieve its long-term expansion objectives and maintain and enhance its competitive position, it will need additional financing for capital expenditures, working capital, and research and development. The Company believes that it will be able to fund its 1997 expenditures through a combination of cash generated from operations, funds available from existing bank lines of credit, and existing cash balances. However, the Company may obtain additional debt or equity financing in 1997 to maintain adequate cash reserves. If the Company is unable to obtain sufficient capital it could be required to reduce its capital equipment and research and development expenditures which could have a material adverse effect on the Company's results of operations.

                      [This page intentionally left blank]

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS

                               KOMAG, INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           Page


Report of Ernst & Young LLP, Independent Auditors                            30
Consolidated Statements of Income
     1996, 1995 and 1994                                                     31
Consolidated Balance Sheets, 1996 and 1995                                32-33
Consolidated Statements of Cash Flows,
     1996, 1995 and 1994                                                  34-35
Consolidated Statements of Stockholders' Equity,
     1996, 1995 and 1994                                                     36
Notes to Consolidated Financial Statements                                37-49

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
Komag, Incorporated

     We have audited the accompanying consolidated balance sheets of Komag, Incorporated as of December 29, 1996 and December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Asahi Komag Co., Ltd. (a corporation in which the Company has a 50% interest) as of December 29, 1996 and December 31, 1995, and for each of the three years in the period ended December 29, 1996. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Asahi Komag Co., Ltd. as of December 29, 1996 and December 31, 1995, and for each of the three years in the period ended December 29, 1996, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Komag, Incorporated at December 29, 1996 and December 31, 1995, and the consolidated results of its income and its cash flows for each of the three years in the period ended December 29, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                         ERNST & YOUNG LLP


San Jose, California
January 16, 1997


                                                  KOMAG, INCORPORATED
                                           CONSOLIDATED STATEMENTS OF INCOME
                                        (In thousands, except per share amounts)

                                                                                             Fiscal Year Ended
                                                                                   -----------------------------------
                                                                                     1996          1995         1994
                                                                                   ---------    ---------    ---------

Net sales (see Note 12)                                                            $ 577,791    $ 512,248    $ 392,391
Cost of sales (see Notes 11 and 12)                                                  402,224      314,762      267,005
                                                                                   ---------    ---------    ---------
             Gross profit                                                            175,567      197,486      125,386

Operating expenses:
   Research, development and engineering                                              29,409       23,804       21,340
   Selling, general and administrative                                                33,665       44,598       27,101
                                                                                   ---------    ---------    ---------
                                                                                      63,074       68,402       48,441
                                                                                   ---------    ---------    ---------
             Operating income                                                        112,493      129,084       76,945

Other income (expense):
    Interest income                                                                    6,437        5,802        3,306
    Interest expense                                                                    (625)      (1,856)      (2,933)
    Other, net                                                                         2,843        2,189           48
                                                                                   ---------    ---------    ---------
                                                                                       8,655        6,135          421
                                                                                   ---------    ---------    ---------
             Income before income taxes, minority
               interest and equity in joint venture income                           121,148      135,219       77,366

Provision for income taxes                                                            20,595       33,809       23,210
                                                                                   ---------    ---------    ---------
             Income before minority interest and equity
               in joint venture income                                               100,553      101,410       54,156
Minority interest in net income of
   consolidated subsidiary                                                               695        1,957        1,091
Equity in net income of unconsolidated joint venture                                  10,116        7,362        5,457
                                                                                   ---------    ---------    ---------
             Net income                                                            $ 109,974    $ 106,815    $  58,522
                                                                                   =========    =========    =========


Net income per share                                                               $    2.07    $    2.14    $    1.27
                                                                                   =========    =========    =========

Number of shares used in per share computation                                        53,132       49,905       45,994
                                                                                   =========    =========    =========

                                    See notes to consolidated financial statements.


                               KOMAG, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                                   Fiscal Year End
                                                              -------------------------
                                                                 1996          1995
                                                              ----------   ------------
Assets

Current Assets
   Cash and cash equivalents                                   $  90,741    $  14,879
   Short-term investments                                          2,500      198,799
   Accounts receivable, less allowances of $3,087 in 1996
      and $4,279 in 1995                                          55,676       61,660
   Accounts receivable from related parties                        8,449        5,034
   Inventories:
      Raw materials                                               33,734       20,213
      Work-in-process                                             21,774        7,431
      Finished goods                                               6,452        1,377
                                                               ---------    ---------
         Total inventories                                        61,960       29,021
   Prepaid expenses and deposits                                  16,192        5,196
   Deferred income taxes                                          15,579        8,569
                                                               ---------    ---------
          Total current assets                                   251,097      323,158


Investment in Unconsolidated Joint Venture                        39,754       30,143


Property, Plant and Equipment:
   Land                                                            9,367        5,268
   Building                                                      110,991       38,357
   Leasehold improvements                                        131,737       51,088
   Furniture                                                       7,754        6,118
   Equipment                                                     673,210      443,011
                                                               ---------    ---------
                                                                 933,059      543,842
    Less allowances for depreciation and amortization           (289,353)    (214,668)
                                                               ---------    ---------
            Net property, plant and equipment                    643,706      329,174

Deposits and Other Assets                                          3,800        3,840

                                                               ---------    ---------
                                                               $ 938,357    $ 686,315
                                                               =========    =========


                                                         Fiscal Year End
                                                    ---------------------------
                                                      1996               1995
                                                    ---------         ----------

Liabilities and Stockholders' Equity

Current Liabilities
    Trade accounts payable                           $ 80,089          $ 28,717
    Accounts payable to related parties                 3,294             7,761
    Accrued compensation and benefits                  21,835            31,966
    Other liabilities                                   1,913             2,096
    Income taxes payable                                1,824               400
                                                     --------          --------
            Total current liabilities                 108,955            70,940

Long-term Debt                                         70,000              --

Deferred Income Taxes                                  57,806            37,643

Other Long-term Liabilities                               497               474

Minority Interest in Consolidated Subsidiary            3,159             2,694

Commitments

Stockholders' Equity
   Preferred Stock, $0.01 par value per share:
       Authorized--1,000 shares
       No shares issued and outstanding                  --                --
   Common Stock,  $0.01 par value per share:
       Authorized--85,000 shares
       Issued and outstanding--51,696 shares
           in 1996 and 50,714 shares in 1995              517               507
   Additional paid-in capital                         388,305           374,399
   Retained earnings                                  303,579           193,605
   Accumulated translation adjustment                   5,539             6,053
                                                     --------          --------
           Total stockholders' equity                 697,940           574,564

                                                     --------          --------
                                                     $938,357          $686,315
                                                     ========          ========

                 See notes to consolidated financial statements.

                                          KOMAG, INCORPORATED
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In thousands)

                                                                           Fiscal Year Ended
                                                                  ------------------------------------
                                                                     1996         1995         1994
                                                                  ---------    ---------    ----------
Operating Activities
Net cash provided by operating activities--
   see detail on following page                                   $ 200,892    $ 188,792    $  97,517

Investing Activities
Acquisition of property, plant and equipment                       (403,062)    (166,450)    (102,435)
Purchase of subsidiary shares from minority interest holder            --         (6,750)        --
Purchases of short-term investments                                    (163)    (177,993)     (86,402)
Proceeds from short-term investments                                196,462       50,478       90,518
Proceeds from disposal of equipment                                   1,883          916       12,072
Deposits and other assets                                              (649)         113          983
                                                                  ---------    ---------    ---------
            Net cash used in investing activities                  (205,529)    (299,686)     (85,264)

Financing Activities
Increase in notes payable                                              --           --          1,500
Payments of notes payable                                              --           --         (4,500)
Proceeds from long-term obligations                                  70,000         --           --
Payments of long-term obligations                                      --        (29,482)     (14,505)
Sale of Common Stock, net of issuance costs                          10,778      132,871       12,037
Distribution to minority interest holder                               (279)        (280)        (280)
                                                                  ---------    ---------    ---------
            Net cash provided by (used in) financing activities      80,499      103,109       (5,748)

                                                                  ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents                     75,862       (7,785)       6,505

Cash and cash equivalents at beginning of year                       14,879       22,664       16,159

                                                                  ---------    ---------    ---------
               Cash and cash equivalents at end of year           $  90,741    $  14,879    $  22,664
                                                                  =========    =========    =========

                                                                         Fiscal Year Ended
                                                                -----------------------------------
                                                                  1996         1995         1994
                                                                ---------    ----------   ---------

Net income                                                      $ 109,974    $ 106,815    $  58,522
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                             86,928       65,483       47,591
         Provision for losses on accounts receivable               (1,011)       1,519         (195)
         Undistributed earnings of unconsolidated
            joint venture                                         (10,117)      (7,362)      (5,457)
         Loss on disposal of equipment                                445          508        1,156
         Deferred income taxes                                     13,153       17,418        8,709
         Deferred rent                                                 23          (74)          (7)
         Minority interest in net income of
            consolidated subsidiary                                   695        1,957        1,091
         Changes in operating assets and liabilities:
             Accounts receivable                                    6,995      (18,615)      (1,649)
             Accounts receivable from related parties              (3,415)      (4,820)          73
             Inventories                                          (32,939)      (4,920)       6,981
             Prepaid expenses and deposits                            974       (2,811)       1,419
             Trade accounts payable                                51,372       10,875       (4,923)
             Accounts payable to related parties                   (4,467)       5,407       (1,072)
             Accrued compensation and benefits                    (10,131)      14,053        1,344
             Other liabilities                                       (183)         431         (809)
             Income taxes payable (refundable)                     (7,404)       2,928          630
             Restructuring liability                                 --           --        (15,887)
                                                                ---------    ---------    ---------
                    Net cash provided by operating activities   $ 200,892    $ 188,792    $  97,517
                                                                =========    =========    =========


Supplemental disclosure of cash flow information
      Cash paid for interest                                    $     340    $   2,204    $   2,892
      Cash paid for income taxes                                   13,655       13,463       12,937
      Income tax benefit from stock
           options exercised                                        3,138        3,582        2,851


                 See notes to consolidated financial statements.

                                                   KOMAG, INCORPORATED
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     (In thousands)

                                                   Common Stock           Additional                     Accumulated
                                             --------------------------     Paid-in        Retained      Translation
                                                Shares       Amount         Capital        Earnings       Adjustment
                                             ------------- ------------ ---------------- -------------- ---------------

Balance at January 2, 1994                      43,532       $    436      $223,167       $ 28,268         $  3,460

Common Stock issued under stock
   option and purchase plans, including
   related tax benefits                          2,268             22        14,865
Common Stock issued upon exercise
   of stock warrants                                 3                            1
Net income                                                                                  58,522
Accumulated translation adjustment                                                                            2,474
                                              --------       --------      --------       --------         --------

Balance at January 1, 1995                      45,803            458       238,033         86,790            5,934

Common Stock issued under stock
   option and purchase plans, including
   related tax benefits                          1,411             14        14,298
Sale of Common Stock, net of
   issuance costs                                3,500             35       122,068
Net income                                                                                 106,815
Accumulated translation adjustment                                                                              119
                                              --------       --------      --------       --------         --------

Balance at December 31, 1995                    50,714            507       374,399        193,605            6,053

Common Stock issued under stock
   option and purchase plans, including
   related tax benefits                            982             10        13,906
Net income                                                                                 109,974
Accumulated translation adjustment                                                                             (514)
                                              --------       --------      --------       --------         --------

Balance at December 29, 1996                    51,696       $    517      $388,305       $303,579         $  5,539
                                              ========       ========      ========       ========         ========

                                     See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation: The consolidated financial statements include the accounts of the Company, its wholly owned and majority-owned subsidiaries (see
Note 11) and equity in its unconsolidated joint venture (see Note 12). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign Exchange Gains and Losses: The Company enters into foreign currency forward exchange contracts to reduce the impact of currency fluctuations on firm purchase order commitments for equipment and construction-in-process. Gains and losses related to these contracts are included in the cost of the assets acquired. The Company had approximately $10,320,000 and $17,125,000 in foreign exchange forward purchase contracts outstanding at December 29, 1996 and December 31, 1995, respectively. These forward exchange contracts were comprised of Yen, Malaysian Ringgit, and Singapore Dollar foreign currencies. The fair market value of these foreign exchange contracts was not materially different from the contract value at December 29, 1996. The Company had approximately $358,000 of unhedged Japanese yen-based firm purchase commitments at December 31, 1995. There were no such unhedged purchase commitments at December 29, 1996.

Cash Equivalents: The Company considers as a cash equivalent any highly liquid investment that matures within three months of its purchase date.

Short-Term Investments: The Company invests its excess cash in high-quality, short-term debt instruments. None of the Company's debt security investments have maturities greater than one year. At December 29, 1996, all short-term investments are designated as available for sale. Interest and dividends on the investments are included in interest income.

The following is a summary of the Company's investments by major security type at amortized cost, which approximates fair value:

                                                         Fiscal Year Ended
                                                     -----------------------
                                                        1996        1995
                                                     ---------- ------------
                                                         (in thousands)
 Municipal auction rate preferred stock                 $2,500     $198,636
 Corporate debt securities                              55,618        3,062
 Mortgage-backed securities                             35,699       19,462
                                                     ---------- ------------
                                                       $93,817     $221,160
                                                     ========== ============

 Amounts included in cash and cash equivalents         $91,317      $22,361
 Amounts included in short-term investments              2,500      198,799
                                                     ---------- ------------
                                                       $93,817     $221,1
                                                     ========== ============

There were no realized gains or losses on the Company's investments during 1996 as all investments were held to maturity during the year. The Company utilizes zero-balance accounts and other cash management tools to invest all available funds, including bank balances in excess of book balances.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. The estimated useful life of the Company's buildings is 30 years. Furniture and equipment are generally depreciated over 3 to 5 years and leasehold improvements are amortized over the shorter of the lease term or the useful life.

Revenue Recognition: The Company records sales upon shipment and provides an allowance for estimated returns of defective products.

Research and Development: Research and development costs are expensed as incurred.

Stock Compensation: The Company has adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). In accordance with the provisions of FAS 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. Note 5 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share for 1996 and 1995 as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123.

Income Taxes: The provision for income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax and book basis of assets and liabilities.

Income Per Share: Income per share has been computed using the weighted-average number of shares of Common Stock and dilutive common stock equivalents outstanding during the period. Common stock equivalents include shares issuable upon the assumed exercise of options reflected under the treasury stock method.

Fiscal Year: The Company uses a 52--53 week fiscal year ending on the Sunday closest to December 31. The years ended December 29, 1996, December 31, 1995 and January 1, 1995 were each comprised of 52 weeks.

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


Summary information for the Company's operations by geographic location is as follows:

                                               1996           1995           1994
                                           -----------    -----------    -----------
                                                         (in thousands)
Net sales
   To customers from U.S. operations       $   316,658    $   344,218    $   315,540
   To customers from Far East operations       261,133        168,030         76,851
   Intercompany from Far East operations        75,608         25,123         16,881
   Intercompany from U.S. operations            22,232          6,683             --
                                           -----------    -----------    -----------
                                               675,631        544,054        409,272
   Eliminations                                (97,840)       (31,806)       (16,881)
                                           -----------    -----------    -----------
   Total net sales                         $   577,791    $   512,248    $   392,391
                                           ===========    ===========    ===========

Operating income
   U.S. operations                         $     9,108    $    63,755    $    52,104
   Far East operations                         107,774         67,930         25,080
                                           -----------    -----------    -----------
                                               116,882        131,685         77,184
   Eliminations                                 (4,389)        (2,601)          (239)
                                           -----------    -----------    -----------
   Total operating income                  $   112,493    $   129,084    $    76,945
                                           ===========    ===========    ===========

Identifiable assets
   U.S. operations                         $   708,436    $   573,006    $   387,907
   Far East operations                         381,015        201,915        124,048
                                           -----------    -----------    -----------
                                             1,089,451        774,921        511,955
   Eliminations                               (151,094)       (88,606)       (87,860)
                                           -----------    -----------    -----------
   Total identifiable assets               $   938,357    $   686,315    $   424,095
                                           ===========    ===========    ===========

Export sales by domestic operations included the following:

                                                      Fiscal Year Ended
                                           -----------------------------------------
                                               1996           1995           1994
                                           -----------    -----------    -----------
                                                         (in thousands)
Far East (see Note 12)                      $  249,130    $   151,000     $  133,574
Europe                                              --             --          1,258

                                       39

NOTE 3.  CONCENTRATION OF CUSTOMER AND SUPPLIER RISK

The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral. Significant customers accounted for the following percentages of net sales in 1996, 1995 and 1994:

                                             Fiscal Year Ended
                                    ------------------------------------
                                       1996        1995         1994
                                    ----------- ------------ -----------
Seagate Technology, Inc.                 52%         44%         40%
Western Digital Corporation              22%         12%         12%
Quantum Corporation/MKE                  18%         23%         23%
Hewlett-Packard Company                 -10%         15%         21%

In 1996, Seagate merged with Conner Peripherals, Inc. In addition, Quantum ceased disk drive production in Milpitas, California and Penang, Malaysia and contracted with its Japanese manufacturing partner, Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE"), to manufacture all of its disk drives. Percentages for 1996, 1995 and 1994 represent the combined sales to Seagate/Conner and Quantum/MKE.

Kobe Steel, Ltd. ("Kobe") supplies aluminum substrate blanks to Komag Material Technology, Inc. ("KMT"), and the Company in turn purchases KMT's entire output of finished substrates. The Company also purchases substantial quantities of finished substrates from Kobe in addition to the substrates purchased from KMT. In combination, KMT and Kobe supply in excess of 95% of the Company's substrate requirements. The Company also relies on a limited number of other suppliers, in some cases a sole supplier, for certain other materials used in its manufacturing processes. These materials include nickel plating solutions, certain polishing and texturing supplies and sputtering target materials. These suppliers work closely with the Company to optimize the Company's production processes. Although this reliance on a limited number of suppliers, or sole supplier, entails some risk that the Company's production capacity would be limited if one or more of such materials were to become unavailable or available in reduced quantities, the Company believes that the advantages of working closely with these suppliers outweigh such risks. If such materials should be unavailable for a significant period of time, the Company's results of operations could be adversely affected.


NOTE 4.  STOCKHOLDER'S EQUITY

In 1995, the Company raised $122,100,000 from the sale of 3,500,000 shares of Common Stock in a follow-on public stock offering.

NOTE 5.  STOCK OPTION PLANS AND STOCK PURCHASE PLAN

At December 29, 1996, the Company has stock-based compensation plans, which are described below. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recorded in the financial statements for its stock option and stock purchase plans. Had compensation cost for the stock-based compensation plans been determined consistent with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                Fiscal Year Ended
                                        -------------------------------
                                          1996                  1995
                                        --------              ---------
                                            (in thousands, except per
                                                 share amounts)
Net income:  As reported                $109,974              $106,815
             Pro forma                   102,355               103,584

EPS:         As reported                   $2.07                 $2.14
             Pro forma                      1.93                  2.08


FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

Under the Company's stock option plans ("Plans"), options to purchase up to 15,760,000 shares of Common Stock may be granted to key employees and directors. The Plans provide for issuing both incentive stock options and non-qualified stock options, both of which must be granted at fair market value at the date of grant. Outstanding options generally vest over four years and expire no later than ten years from the date of grant. Options may be exercised in exchange for cash or outstanding shares of the Company's Common Stock. Approximately 5,400, 17,000 and 11,000 shares of the Company's Common Stock were received in exchange for option exercises in 1996, 1995 and 1994, respectively. At December 29, 1996, approximately 2,191,000 options were available for grant and 7,936,000 shares of Common Stock were reserved for future issuance under these Plans. Approximately 1,917,000 and 1,487,000, of the outstanding options were exercisable at December 29, 1996 and December 31, 1995, respectively.

For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 6.1% and 6.4%; volatility factors of the expected market price of the Company's Common Stock of 60.0% and 59.3%; and a weighted-average expected life of the options of 5.9 and 6.2 years. There was no dividend yield included in the calculation as the Company does not pay dividends. The weighted-average fair value of options granted during 1996 and 1995 is $12.88 and $8.58, respectively.

A summary of stock option transactions is as follows:


                                     Shares        Exercise Price       Total
                                   --------    ---------------------   --------
                                               (in thousands, except
                                                 per share amounts)
Outstanding at January 2, 1994        6,382      $ 0.49    - $ 12.00   $ 48,194
    Granted                           1,382         7.88   -   13.38     12,551
    Exercised                        (1,811)        0.49   -   12.00     (9,850)
    Cancelled                        (1,254)        2.17   -   12.00    (10,728)
                                   --------    ---------------------   --------

Outstanding at January 1, 1995        4,699         2.90   -   13.38     40,167
    Granted                           1,479        11.63   -   35.94     24,528
    Exercised                          (997)        2.90   -   12.94     (7,174)
    Cancelled                          (153)        2.90   -   25.63     (1,567)
                                   --------    ---------------------   --------

Outstanding at December 31, 1995      5,028         3.13   -   35.94     55,954
    Granted                           1,651        20.38   -   36.00     42,351
    Exercised                          (635)        3.13   -   29.81     (5,714)
    Cancelled                          (299)        8.13   -   35.25     (4,913)
                                   --------    ---------------------   --------

Outstanding at December 29, 1996      5,745       $ 3.13   - $ 36.00   $ 87,678
                                   ========    =====================   ========


The following table summarizes information concerning currently outstanding and exercisable options (option shares in thousands):

                                      Options Outstanding              Options Exercisable
                       -------------------------------------------  --------------------------
                                          Remaining
       Range of           Number          Contractual     Exercise     Number       Exercise
   Exercise Prices      Outstanding       Life (yrs)*     Price*     Exercisable     Price*
--------------------   --------------    -------------    --------  -------------  -----------
$3.13 - $12.00              2,838            6.0           $8.93       1,711          $9.00
12.01 -  20.00              1,015            8.1           13.33          60          16.40
20.01 -  28.00              1,581            9.1           24.46         108          21.98
28.01 -  36.00                311            9.2           31.79          38          31.46
                       ----------                                   --------
                            5,745                                      1,917
                       ==========                                   ========

*Weighted-Average

Under the terms of the Employee Stock Purchase Plan, employees may elect to contribute up to 10% of their compensation toward the purchase of shares of the Company's Common Stock. The purchase price per share will be the lesser of 85% of the fair market value of the stock on the first day of enrollment in a twenty-four month offering period or the last day of each semi-annual period within the twenty-four month offering period. The total number of shares of stock that may be issued under the Plan cannot exceed 2,800,000 shares. Shares issued under this plan approximated 352,000, 431,000 and 469,000 in 1996, 1995 and 1994, respectively. At December 29, 1996 approximately 46,000 shares of Common Stock were reserved for future issuance under this Plan.

For purposes of the pro forma disclosure, the fair value of the employees' purchase rights has been estimated using the Black-Scholes model with assumptions that, except for an expected life of six months and risk-free interest rates of 5.6% and 6.4% in 1996 and 1995, were consistent with those used for the Company's stock option plans described above. The weighted-average fair value of those purchase rights granted in 1996 and 1995 was $5.09 and $6.36, respectively.


NOTE 6.  BONUS AND PROFIT SHARING PLANS

The Company and its subsidiaries maintain various cash profit sharing plans. Under the terms of the cash profit sharing plans, a percentage of semi-annual operating profit, as defined in the plans, is allocated among all employees who meet certain criteria. In 1996, under the terms of the Company's bonus plans, a percentage of consolidated annual operating profit, as defined in the respective bonus plans, was paid to eligible employees. In 1995 and 1994, various percentages of an operating unit's annual operating profit, as defined in the respective bonus plans, was paid to eligible employees. The Company expensed $9,078,000, $19,990,000 and $9,083,000 under these bonus and cash profit sharing plans in 1996, 1995 and 1994, respectively.

The Company and its subsidiaries maintain savings and deferred profit sharing plans. Employees who meet certain criteria are eligible to participate. In addition to voluntary employee contributions to these plans, the Company contributes four percent of semi-annual consolidated operating profit, as defined in the plans. These contributions are allocated to all eligible employees. Furthermore, the Company matches a portion of each employee's contributions to the plans up to a maximum amount. The Company contributed $5,573,000, $6,653,000 and $4,081,000 to the plans in 1996, 1995 and 1994, respectively.

Expenses for the Company's bonus and profit sharing plans are included in selling, general and administrative expenses.


NOTE 7.  INCOME TAXES

The provision for income taxes consists of the following:

                                       Fiscal Year Ended
                          ---------------------------------------------
                             1996             1995              1994
                           --------         --------          --------
                                         (in thousands)
Federal:
    Current                $  3,988         $ 16,496          $ 13,482
    Deferred                 10,265           14,830             4,437
                           --------         --------          --------
                             14,253           31,326            17,919
State:
    Current                     496           (1,284)              264
    Deferred                  2,888            2,588             4,272
                           --------         --------          --------
                              3,384            1,304             4,536
Foreign:
    Current                   2,958            1,179               755
                           --------         --------          --------

                           $ 20,595         $ 33,809          $ 23,210
                           ========         ========          ========

The foreign provision above consists of withholding taxes on royalty and interest payments and foreign taxes of subsidiaries.

Deferred tax assets (liabilities) are comprised of the following:

                                                      Fiscal Year End
                                                ----------------------------
                                                   1996              1995
                                                --------           ---------
                                                       (in thousands)
Depreciation                                    $ (9,656)          $ (7,284)
State income taxes                               (11,988)            (7,295)
Deferred income                                  (25,764)           (13,588)
Other                                            (10,398)            (9,476)
                                                --------           --------
Gross deferred tax liabilities                   (57,806)           (37,643)
                                                --------           --------

Inventory valuation adjustments                    3,448              1,578
Accrued compensation and benefits                  2,956              2,270
State income taxes                                 5,123                901
Other                                              4,052              3,820
Tax benefit of net operating losses               35,046             34,789
                                                --------           --------
Gross deferred tax assets                         50,625             43,358
                                                --------           --------

Deferred tax asset valuation allowance           (35,046)           (34,789)
                                                --------           --------

                                                $(42,227)          $(29,074)
                                                ========           ========

As of December 29, 1996, a 60%-owned subsidiary of the Company, Dastek Holding Company, has a federal tax net operating loss carryforward of approximately $100,000,000. The Company has fully reserved for the potential future federal tax benefit of this net operating loss in the deferred tax asset valuation allowance due to the fact that its utilization is limited to the subsidiary's separately computed future taxable income and that the subsidiary has no history of operating profits. The deferred tax asset valuation allowance increased $257,000, $1,189,000 and $7,308,000 in fiscal years 1996, 1995 and 1994, respectively. The $100,000,000 net operating loss carryforward expires at various dates through 2010.

A reconciliation  of the income tax provision at the 35% federal  statutory rate to the income tax provision at the effective tax rate is as follows:
                                                                     Fiscal Year Ended
                                                       ----------------------------------------------
                                                           1996            1995             1994
                                                       -------------- ----------------   ------------
                                                                        (in thousands)
Income taxes computed at federal statutory rate              $42,402          $47,327        $27,078
State and foreign income taxes, net of federal
   benefit                                                     5,021              868          2,961
Tax-exempt interest income                                    (1,193)          (1,434)          (827)
Permanently reinvested foreign earnings                      (26,050)         (12,634)        (6,473)
Other                                                            415             (318)           471
                                                       -------------- ----------------   ------------
                                                             $20,595          $33,809        $23,210
                                                       ============== ================  =============

Foreign pretax income was  $104,300,000,  $65,903,000  and  $23,882,000 in 1996,
1995 and 1994, respectively.

Komag USA (Malaysia) Sdn. ("KMS"), the Company's wholly owned thin-film media operation in Malaysia, was granted its initial tax holiday for a period of five years commencing in July 1993. Assuming the Company fulfills certain commitments under its license to operate within Malaysia, this initial tax holiday may be extended for an additional five-year period by the Malaysian government. The impact of this tax holiday was to increase net income by approximately $21,800,000 ($0.41 per share) and $11,500,000 ($0.23 per share) in 1996 and
1995, respectively. Losses incurred prior to the commencement of this initial tax holiday, approximately $6,237,000, are available for carryforward to years following the expiration of the tax holiday. The Company has also been granted an additional ten-year tax holiday for new operations in Malaysia. This new tax holiday has not yet commenced at December 29, 1996.

The Company has generated $163,600,000 of earnings for which no U.S. tax has been provided as of December 29, 1996. These earnings are considered to be permanently invested outside the United States.


NOTE 8.  TERM DEBT AND LINES OF CREDIT

The Company has borrowed $70,000,000 under its line of credit facilities at December 29, 1996. These borrowings bear interest at 5.9% to 6.4%, with interest-only payments due quarterly. Principal payments under the line of credit agreements are due six and twelve months after the borrowing date but may be extended for additional one- to twelve-month periods through the year 2000. The Company intends to extend the principal repayment and has classified the principal as long-term debt. Interest rates in effect for the extension periods will be based upon prevailing Eurodollar, Federal Funds and/or LIBOR rates plus 0.375% to 0.55% at the time of principal extension.

The Company's credit facilities total $175,000,000 and are comprised of two separate four-year revolving line of credit agreements which expire in 2000 and two separate four-year revolving line of credit agreements which expire in 1999. These agreements may be extended, subject to bank approvals, annually for an additional year, thus perpetuating their multi-year tenors. At December 29, 1996, $105,000,000 was available under these unsecured credit facilities.

Subsequent to year-end the Company increased its total credit facilities to $265,000,000 through the addition of a new five-year $75,000,000 term loan and a $15,000,000 increase in an existing credit facility. The term loan expires in 2002.

The Company's credit facilities require maintenance of certain financial ratios and compliance with covenants that limit the amount of dividend payments without the lenders' consents. At December 29, 1996, the Company is in compliance with these debt covenants.


NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and short-term investments, accounts receivable and certain other liabilities on the Consolidated Balance Sheets approximate fair value at December 29, 1996 and December 31, 1995 due to the relatively short period to maturity of the instruments. Fair value of long-term debt was based on quoted market prices or pricing models using current market rates. The carrying value on the Consolidated Balance Sheet approximates fair value at December 29, 1996.

NOTE 10.  LEASES AND COMMITMENTS

The Company leases certain production, research and administrative facilities under operating leases that expire at various dates between 1997 and 2007. Certain of these leases include renewal options varying from five to twenty years.

At December 29, 1996, the future minimum commitments for all noncancellable operating leases are as follows (in thousands):

      1997                                            $7,682
      1998                                             7,814
      1999                                             7,003
      2000                                             6,268
      2001                                             4,995
      Thereafter                                      25,550
                                                     -------
      Total minimum lease payments                   $59,312
                                                     =======

Rental expense for all operating leases amounted to $4,838,000, $4,212,000 and $4,319,000 in 1996, 1995 and 1994, respectively.

The Company has current noncancellable capital commitments of approximately $104,000,000.


NOTE 11.  KOMAG MATERIAL TECHNOLOGY, INC.

The Company's financial statements include the consolidation of the financial results of Komag Material Technology, Inc. ("KMT"), which manufactures and sells aluminum disk substrate products for high-performance magnetic storage media. KMT is owned 80% by the Company and 20% by Kobe Steel USA Holdings Inc. ("Kobe USA"), a U.S. subsidiary of Kobe Steel, Ltd. ("Kobe").

Other transactions between Kobe or its distributors and the Company were as follows:
                                                      Fiscal Year Ended
                                                --------------------------------
                                                  1996        1995       1994
                                                --------    --------    --------
                                                         (in thousands)
Accounts payable to Kobe or its distributors:
    Balance at beginning of year                $  3,302    $  2,234   $  2,728
       Purchases                                  53,554      34,478     34,657
       Payments                                  (54,426)    (33,410)   (35,151)
                                                --------    --------   --------
          Balance at end of year                $  2,430    $  3,302   $  2,234
                                                ========    ========   ========


NOTE 12.  UNCONSOLIDATED JOINT VENTURE

In 1987, the Company formed a partnership, Komag Technology Partners ("Partnership"), with the U.S. subsidiaries of two Japanese companies and simultaneously formed a subsidiary, Asahi Komag Co., Ltd. ("AKCL"). The Company contributed technology in exchange for a 50% interest in the Partnership. The Partnership and its subsidiary (joint venture) established a facility in Japan to manufacture and sell the Company's thin-film media products in Japan. AKCL also sells its products to the Company for resale outside of Japan. In 1996, the company granted AKCL various licenses to sell its products to specified customers outside of Japan in exchange for a 5% royalty on these sales. The Company recorded approximately $1,305,000 of royalty in other income in 1996.

The Company's share of the joint venture's net income was $10,116,000, $7,362,000 and $5,457,000 in 1996, 1995 and 1994, respectively.

Other transactions between the joint venture and the Company were as follows:

                                                  Fiscal Year Ended
                                          --------------------------------
                                            1996        1995        1994
                                          --------    --------    --------
                                                   (in thousands)
Accounts receivable from joint venture:
    Balance at beginning of year          $  4,906    $     96    $    227
       Sales                                69,311      21,224       1,375
       Cash receipts                       (65,901)    (16,414)     (1,506)
                                          --------    --------    --------
          Balance at end of year          $  8,316    $  4,906    $     96
                                          ========    ========    ========

Accounts payable to joint venture:
    Balance at beginning of year          $    355    $     46    $    592
       Purchases                            12,145       5,460       9,752
       Payments                            (11,951)     (5,151)    (10,298)
                                          --------    --------    --------
          Balance at end of year          $    549    $    355    $     46
                                          ========    ========    ========


Equipment purchases by the Company from its joint venture partners were $20,655,000, $18,195,000 and $11,571,000 in 1996, 1995 and 1994, respectively.

Summary combined financial information for the Partnership and AKCL for the years ended December 31, 1996, 1995 and 1994, and as of December 31, 1996 and 1995 is as follows. The subsidiary's total assets, liabilities, revenues, costs and expenses approximate 100% of the combined totals.

                                                Fiscal Year Ended
                                          ------------------------------
                                            1996       1995       1994
                                          --------   --------   --------
                                                  (in thousands)
Summarized Income Statements:
    Net sales                             $230,904   $173,177   $131,335
    Costs and expenses                     188,707    143,766    109,674
    Provision for income taxes              21,965     14,687     10,626
                                          --------   --------   --------
                      Net Income          $ 20,232   $ 14,724   $ 11,035
                                          ========   ========   ========

                                                        Fiscal Year End
                                                      -------------------
                                                        1996       1995
                                                      --------   --------
                                                        (in thousands)
Summarized Balance Sheets:
    Current assets                                    $ 79,619   $ 52,302
    Noncurrent assets                                  129,068     99,765
                                                      --------   --------
        Total Assets                                  $208,687   $152,067
                                                      ========   ========

    Current liabilities                               $110,239   $ 71,811
    Long-term obligations                               19,902     10,412
    Partners' capital                                   78,546     69,844
                                                      --------   --------
        Total Liabilities and Partners' Capital       $208,687   $152,067
                                                      ========   ========

NOTE 13.  PARTICIPATION IN HEADWAY TECHNOLOGIES, INC.

Headway Technologies, Inc. ("Headway") was formed in 1994 to research, develop and manufacture advanced magnetoresistive ("MR") heads for the data storage industry. Hewlett-Packard Company ("HP") and AKCL (see Note 12) provided the initial cash funding to Headway in exchange for equity interests. The Company and Asahi America licensed to Headway MR technology developed through a prior joint venture and contributed certain research and production equipment in exchange for equity. As a result of these transactions, the Company held a direct voting interest in Headway of less than 20% and had no cost basis in its investment in Headway. Subsequent to year-end, the Company sold its interest in Headway for $132,000.

AKCL invested in Headway in 1994 and recorded partial writedowns of its investment through 1995 based upon net losses incurred at Headway. During the third quarter of 1996, Headway's major customer, HP, announced the closure of its disk drive manufacturing operations. Based upon anticipated future operating losses at Headway arising from the loss of HP's business, AKCL wrote-off its remaining Headway investment at the end of the third quarter of 1996. Subsequent to year-end, AKCL sold its entire interest in Headway for $10,800,000 to a group of new investors as part of a recapitalization. AKCL recorded the proceeds from this sale as a gain ($5,300,000, net of tax) in the first quarter of 1997. The Company will reflect its 50% share of this net gain in the first quarter of 1997.

NOTE 14.  QUARTERLY SUMMARIES
(in thousands, except per share amounts, unaudited)
                                                                   1996
                                   --------------------------------------------------------------------
                                     1st Quarter      2nd Quarter       3rd Quarter      4th Quarter
                                   ---------------- ----------------- ---------------- ----------------
Net sales                              $152,839        $152,208          $131,533         $141,211
Gross profit                             64,489          62,956            31,585           16,537
Net income                               42,504          42,560            16,498            8,412

Net income per share                      $0.80           $0.80             $0.31            $0.16


                                                                    1995
                                   --------------------------------------------------------------------
                                     1st Quarter      2nd Quarter       3rd Quarter      4th Quarter
                                   ---------------- ----------------- ---------------- ----------------
Net sales                              $105,063        $120,807          $132,835         $153,543
Gross profit                             32,767          46,020            53,322           65,377
Net income                               14,880          23,361            30,399           38,175

Net income per share                      $0.31           $0.48             $0.61            $0.72


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEMS 10, 11, 12 and 13.

         Items 10 through 13 of Part III will be contained in the Komag, Incorporated Proxy Statement For the Annual Meeting of Stockholders to be held
May 14,  1997  (the  "1997  Proxy  Statement")  which  will be  filed  with  the
Securities and Exchange Commission no later than April 28, 1997. The cross reference table below sets forth the captions under which the responses to these items are found:

10-K Item         Description                                   Caption in 1997 Proxy Statement
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

11                Executive Compensation                      "Additional Information: Executive
                                                                    Compensation and Related
                                                                    Information"

12                Security Ownership of Certain Beneficial    "Additional Information: Principal
                      Owners and Management                         Stockholders"

13                Certain Relationships and Related           "Additional Information: Certain
                      Transactions                                  Relationships and Related
                                                                    Transactions"

         The information set forth under the captions listed above, contained in the 1997 Proxy Statement, are hereby incorporated herein by reference in response to Items 10 through 13 of this Report on Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) List of Documents filed as part of this Report.

         1.  Financial Statements.

         The following consolidated financial statements of Komag, Incorporated are filed in Part II, Item 8 of this Report on Form 10-K:

Consolidated Statements of Income--Fiscal Years 1996, 1995 and 1994
Consolidated Balance Sheets--December 29, 1996 and December 31, 1995 Consolidated Statements of Cash Flows--Fiscal Years 1996, 1995 and 1994 Consolidated Statements of Stockholders' Equity--Fiscal Years 1996, 1995 and 1994
Notes to Consolidated Financial Statements



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

         3.  Exhibits.

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended December 31, 1995).

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

10.1.5   Amendment  to Lease  Agreement  dated  December 28, 1990 by and between
         Milpitas- Hillview II and Komag, Incorporated (incorporated by reference from Exhibit 10.1.11 filed with the Company's Report on Form 10-K for the year ended December 30, 1990).

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

10.1.10 First Amendment to Lease dated November 3, 1995 by and between Great Oaks Interests and Komag, Incorporated.

10.1.11 Lease Agreement (B10) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated.

10.1.12 Lease Agreement (B11) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated.

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

10.3.12 Stock Purchase Agreement between Komag, Incorporated and Kobe Steel USA Holdings Inc. dated November 17, 1995 (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended December 31, 1995).

10.3.13 Substrate Agreement by and between Kobe Steel, Ltd. and Komag, Incorporated dated November 17, 1995 (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended December 31, 1995) (confidential treatment obtained as to certain portions).

10.3.14 License Amendment Agreement among Komag, Incorporated, Komag Material Technology, Inc. and Kobe Steel, Ltd. dated November 17, 1995 (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended December 31,
         1995).

10.3.15 Substrate Sales Amendment Agreement among Komag, Incorporated, Komag Material Technology, Inc. and Kobe Steel, Ltd. dated November 17, 1995 (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended December 31,
         1995).

10.3.16 Joint Venture Amendment Agreement among Komag, Incorporated, Komag Material Technology, Inc. and Kobe Steel USA Holdings Inc. dated November 17, 1995 (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended December 31, 1995) (confidential treatment obtained as to certain portions).

10.4.1 Restated 1987 Stock Option Plan, effective January 31, 1996 and forms of agreement thereunder (incorporated by reference from a similarly numbered exhibit filed with the Company's report on Form 10-Q for the quarter ended June 30, 1996).

10.4.2   Komag,   Incorporated  1996  Management  Bonus  Plan  (incorporated  by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-Q for the quarter ended June 30, 1996).

10.4.3 1988 Employee Stock Purchase Plan Joinder Agreement dated July 1, 1993 between Komag, Incorporated and Komag USA (Malaysia) Sdn. (incorporated by reference from Exhibit 10.11.11 filed with the Company's Report on Form 10-K for the year ended January 2, 1994).

10.4.4   Komag, Incorporated Discretionary Bonus Plan.

10.5.1   Komag,   Incorporated   Deferred  Compensation  Plan  (incorporated  by
         reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended January 1, 1995).

10.5.2 Amendment No. 1 to Komag, Incorporated Deferred Compensation Plan dated January 1, 1997.

10.5.3 Komag Material Technology, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 10.11.12 filed with Form 10-Q for the Quarter ended October 1, 1995).

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

10.12 Credit Agreement between Komag, Incorporated and Wells Fargo Bank, N.A. (formerly First Interstate Bank of California)--Three Year Facility--dated December 15, 1994 (incorporated by reference from
         Exhibit 10.24 filed with the Company's report on Form 10-K for the year ended January 1, 1995).

10.13 Credit Agreement between Komag, Incorporated and Wells Fargo Bank, N.A.(formerly First Interstate Bank of California)--One Year
         Facility--dated  December  15, 1994  (incorporated  by  reference  from
         Exhibit 10.25 filed with the Company's report on Form 10-K for the year ended January 1, 1995).

10.14 First Amendment to Credit Agreement--Three Year Facility--by and between Komag, Incorporated and Wells Fargo Bank, N.A. (formerly First Interstate Bank of California) dated March 29, 1995 (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended December 31, 1995).

10.15 Second Amendment to Credit Agreement--Three Year Facility--by and between Komag, Incorporated and Wells Fargo Bank, N.A. (formerly First Interstate Bank of California) dated December 15, 1995 (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended December 31, 1995).

10.16 Credit Agreement between Komag, Incorporated and The Industrial Bank of Japan, Limited, San Francisco Agency dated December 15, 1995 (incorporated by reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended December 31,
         1995).

10.17 First Amendment to Credit Agreement by and between Komag, Incorporated and The Industrial Bank of Japan, Limited, San Francisco Agency dated November 19, 1996.

10.18 Second Amendment to Credit Agreement by and between Komag, Incorporated and The Industrial Bank of Japan, Limited, San Francisco Agency dated January 31, 1997.

10.19 Credit Agreement between Komag, Incorporated and The Dai-Ichi Kangyo Bank, Limited, San Francisco Agency dated October 7, 1996.

10.20 First Amendment to Credit Agreement between Komag, Incorporated and The Dai-Ichi Kangyo Bank, Limited, San Francisco Agency dated November 25, 1996.

10.21 Third Amendment to Credit Agreement--Three Year Facility--by and between Komag, Incorporated and Wells Fargo Bank, N.A. dated January 31, 1997.

10.22    Credit   Agreement   dated  as  of  February   7,  1997  among   Komag,
         Incorporated, institutional lenders and The Industrial Bank of Japan, Limited, San Francisco Agency, as agent for the lenders.

11.1     Computation of Income per Share.

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

         The preceding undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-16625 (filed August 19,
1987),  33-19851  (filed January 28, 1988),  33-25230  (filed October 28, 1988),
33-41945  (filed July 29, 1991),  33-45469  (filed  February 3, 1992),  33-53432
(filed  October 16,  1992),  33-80594  (filed June 22,  1994),  33-62543  (filed
September 12, 1995), and 333-06081 (filed June 14, 1996).

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Milpitas, California on this 4th day of March, 1997.

                              Komag, Incorporated

                                         By    Stephen C. Johnson
                                            -----------------------------------
                                               Stephen C. Johnson
                                         President and Chief Executive Officer


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


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

         Name                                                 Title                                     Date

  TU CHEN                                               Chairman of the Board                       March 4, 1997
-----------------------                                   and Director
  (Tu Chen)


  STEPHEN C. JOHNSON                                    President, Chief Executive Officer          March 4, 1997
-----------------------
(Stephen C. Johnson)


  WILLIAM L. POTTS, JR.                                 Senior Vice President-Chief                 March 4, 1997
------------------------                                  Financial Officer and Secretary
  (William L. Potts, Jr.)                                (Principal Financial and
                                                          Accounting Officer)


  CRAIG R. BARRETT                                      Director                                    March 4, 1997
-----------------------
  (Craig R. Barrett)


  CHRIS A. EYRE                                         Director                                    March 4, 1997
-----------------------
  (Chris A. Eyre)


  IRWIN FEDERMAN                                        Director                                    March 4, 1997
-----------------------
  (Irwin Federman)


  GEORGE A. NEIL                                        Director                                    March 4, 1997
-----------------------
  (George A. Neil)


  MAX PALEVSKY                                          Director                                    March 4, 1997
-----------------------
   (Max Palevsky)


  ANTHONY SUN                                           Director                                    March 4, 1997
-----------------------
  (Anthony Sun)


  MASAYOSHI TAKEBAYASHI                                 Director                                    March 4, 1997
-----------------------
  (Masayoshi Takebayashi)


*By WILLIAM L. POTTS, JR.
    -----------------------
    (William L. Potts, Jr.,
     Attorney-in-Fact)

ITEM 14(d) FINANCIAL STATEMENT SCHEDULES

                                                KOMAG, INCORPORATED

                                                    Schedule II
                                         VALUATION AND QUALIFYING ACCOUNTS
                                                   (in thousands)

Col. A                                             Col. B            Col. C          Col. D              Col. E
------                                             ------            ------          ------              ------
                                                                     Additions
                                                   Balance at        Charged to                          Balance
                                                   Beginning         Costs and                           at End
Description                                        of Period         Expenses        Deductions          of Period
-----------                                        ---------         ----------      ----------          ---------
Year ended January 1, 1995
        Allowance for doubtful accounts             $  1,682          $   (195)      $   --               $  1,487
        Allowance for sales returns                    1,875             2,146(1)       3,285(2)               736
                                                    --------          --------       --------             --------
           Sub total                                   3,557             1,951          3,285                2,223
        Restructuring liability                       15,887(3)           --           15,887(4)              --
                                                    --------          --------       --------             --------
                                                    $ 19,444          $  1,951       $ 19,172             $  2,223
                                                    ========          ========       ========             ========

Year ended December 31, 1995
        Allowance for doubtful accounts             $  1,487          $  1,519       $   --               $  3,006
        Allowance for sales returns                      736             2,351(1)       1,814(2)             1,273
                                                    --------          --------       --------             --------
                                                    $  2,223          $  3,870       $  1,814             $  4,279
                                                    ========          ========       ========             ========

Year ended December 29, 1996
        Allowance for doubtful accounts             $  3,006          $ (1,011)      $     11             $  1,984
        Allowance for sales returns                    1,273             3,528(1)       3,698(2)             1,103
                                                    --------          --------       --------             --------
                                                    $  4,279          $  2,517       $  3,709             $  3,087
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

(3)  Relates  to  the  1993  restructuring  of  the  Company's   thin-film  head
     operation.

(4) Primarily represents operating losses incurred during the shutdown of the Company's thin-film head operation.


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Asahi Komag Co., Ltd.

     We have audited the accompanying consolidated balance sheets of Asahi Komag Co., Ltd. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows, and stockholder's equity for the years then ended. We have also audited the statements of income, cash flows, and stockholder's equity of Asahi Komag Co., Ltd. for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Headway Technologies, Inc., a company investment accounted for using the equity method, which represents six percent of the Company's total assets as of December 31, 1995. Those statements were audited by other auditors whose report has been provided to us and our opinion, insofar as it relates to the amounts included for Headway Technologies, Inc., is based solely on the report of the other auditors.

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

     In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects the consolidated financial position of Asahi Komag Co., Ltd. and subsidiary as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended, and the results of operations and cash flows of Asahi Komag Co., Ltd. for the year ended December 31, 1994 in conformity with generally accepted accounting principles applicable in the United States of America.

     As discussed in Note 2b of the notes to the financial statements, the Company reporting entity changed in 1995 as a result of the establishment of a wholly owned subsidiary.

     The consolidated financial statements as of and for the year ended December 31, 1996 have been translated into United States Dollars solely for the convenience of the reader. Our audit included the translation, and in our opinion such translation has been made in accordance with the basis stated in note 2g to the financial statements.

                                             CHUO AUDIT CORPORATION

Tokyo, Japan
February 21, 1997