Form 10-Q
period 1997-03-30
KOMAG INC /DE/
filed 1997-04-30
CIK 813347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 30, 1997
                         Commission File Number 0-16852



                               KOMAG, INCORPORATED
                                  (Registrant)



                      Incorporated in the State of Delaware
                I.R.S. Employer Identification Number 94-2914864
               1704 Automation Parkway, San Jose, California 95131
                            Telephone: (408) 576-2000


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

On March 30, 1997, 51,897,255 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX

                               KOMAG, INCORPORATED

                                                                        Page No.

     PART I.        FINANCIAL INFORMATION

     Item 1.        Consolidated Financial Statements (Unaudited)

                    Consolidated statements of income--Three months
                    ended March 30, 1997, and March 31, 1996. . . . . . . . .  3

                    Consolidated balance sheets--March 30, 1997,
                    and December 29, 1996 . . . . . . . . . . . . . . . . . .  4

                    Consolidated statements of cash flows--Three months
                    ended March 30, 1997, and March 31, 1996. . . . . . . . .  5

                    Notes to consolidated financial statements--
                    March 30, 1997 . . . . . . . . . . . . . . . . . . . . . 6-8

     Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations  . . . . .9-13

     PART II.       OTHER INFORMATION

     Item 1.        Legal Proceedings . . . . . . . . . . . . . . . . . . . . 14

     Item 2.        Changes in Securities . . . . . . . . . . . . . . . . . . 14

     Item 3.        Defaults Upon Senior Securities . . . . . . . . . . . . . 14

     Item 4.        Submission of Matters to a Vote of Security Holders . . . 14

     Item 5.        Other Information . . . . . . . . . . . . . . . . . . . . 14

     Item 6.        Exhibits and Reports on Form 8-K . . . . . . . . . . . .  14

     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

PART I. FINANCIAL INFORMATION

                              KOMAG, INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, except per share data)
                                  (Unaudited)

                                                                Three Months Ended
                                                             -----------------------
                                                               March 30     March 31
                                                                 1997        1996
                                                             ---------    ---------

Net sales                                                    $ 167,242    $ 152,839
Cost of sales                                                  127,927       88,350
                                                             ---------    ---------
      GROSS PROFIT                                              39,315       64,489

Operating expenses:
   Research, development and engineering                        12,013        6,648
   Selling, general and administrative                          10,145       10,818
                                                             ---------    ---------
                                                                22,158       17,466
                                                             ---------    ---------
      OPERATING INCOME                                          17,157       47,023

Other income (expense):
  Interest income                                                1,185        2,282
  Interest expense                                              (1,467)        (106)
  Other, net                                                       687           58
                                                             ---------    ---------
                                                                   405        2,234
                                                             ---------    ---------
Income before income taxes, minority interest,
 and equity in joint venture income                             17,562       49,257
Provision for income taxes                                       2,986       10,839
                                                             ---------    ---------
Income before minority interest and equity in
 joint venture income                                           14,576       38,418
Minority interest in net income of consolidated subsidiary         182          180
Equity in net income of unconsolidated joint venture             3,405        4,266
                                                             ---------    ---------
     NET INCOME                                              $  17,799    $  42,504
                                                             =========    =========

Net income per share                                         $    0.33    $    0.80
                                                             =========    =========

Number of shares used in per share computation                  53,906       53,093
                                                             =========    =========

                 See notes to consolidated financial statements


                              KOMAG, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                                               March 30    December 29
                                                                   1997           1996
                                                            -----------    -----------
                                                            (unaudited)       (note)
ASSETS
Current Assets
     Cash and cash equivalents                              $    93,774    $    90,741
     Short-term investments                                      16,735          2,500
     Accounts receivable less allowances of
          $3,018 in 1997 and $3,087 in 1996                      72,645         55,676
     Accounts receivable from related parties                    13,613          8,449
     Inventories:
          Raw materials                                          28,401         33,734
          Work-in-process                                        24,068         21,774
          Finished goods                                          9,163          6,452
                                                            -----------    -----------
               Total inventories                                 61,632         61,960
     Prepaid expenses and deposits                                7,051         16,192
     Deferred income taxes                                       15,579         15,579
                                                            -----------    -----------
               Total current assets                             281,029        251,097
Investment in Unconsolidated Joint Venture                       40,068         39,754
Property, Plant and Equipment
     Land                                                         9,367          9,367
     Building                                                   109,552        110,991
     Equipment                                                  725,952        673,210
     Furniture                                                   10,747          7,754
     Leasehold Improvements                                     144,304        131,737
                                                            -----------    -----------
                                                                999,922        933,059
     Less allowances for depreciation and amortization         (317,296)      (289,353)
                                                            -----------    -----------
               Net property, plant and equipment                682,626        643,706
Deposits and Other Assets                                         3,936          3,800
                                                            -----------    -----------
                                                            $ 1,007,659    $   938,357
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable                                 $    52,853    $    80,089
     Accounts payable to related parties                          4,722          3,294
     Accrued compensation and benefits                           19,869         21,835
     Other liabilities                                            3,282          1,913
     Income taxes payable                                         4,017          1,824
                                                            -----------    -----------
                Total current liabilities                        84,743        108,955
Long-term Debt                                                  145,000         70,000
Deferred Income Taxes                                            57,806         57,806
Other Long-term Liabilities                                         620            497
Minority Interest in Consolidated Subsidiary                      3,341          3,159
Stockholders' Equity
     Preferred stock                                                 --             --
     Common stock                                                   519            517
     Additional paid-in capital                                 390,269        388,305
     Retained earnings                                          321,378        303,579
     Accumulated foreign currency translation adjustments         3,983          5,539
                                                            -----------    -----------
                Total stockholders' equity                      716,149        697,940
                                                            -----------    -----------
                                                            $ 1,007,659    $   938,357
                                                            ===========    ===========

Note: The balance sheet at December 29, 1996 has been derived from the audited financial statements at that date.

                See notes to consolidated financial statements.


                              KOMAG, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)
                                                                     Three Months Ended
                                                                    --------------------
                                                                    March 30    March 31
                                                                        1997        1996
                                                                    --------    --------
OPERATING ACTIVITIES
    Net income                                                      $ 17,799    $ 42,504
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                  28,576      17,931
       Provision for losses on accounts receivable                     1,034        (324)
       Equity in net income of unconsolidated joint venture           (3,405)     (4,266)
       (Gain)/loss on disposal of equipment                              (79)        127
       Deferred rent                                                     123          16
       Minority interest in net income of consolidated subsidiary        182         180
       Changes in operating assets and liabilities:
           Accounts receivable                                       (18,003)      7,823
           Accounts receivable from related parties                   (5,164)     (2,541)
           Inventories                                                   328     (10,242)
           Prepaid expenses and deposits                                (860)       (678)
           Trade accounts payable                                    (27,236)     11,609
           Accounts payable to related parties                         1,428      (4,473)
           Accrued compensation and benefits                          (1,966)    (11,616)
           Other liabilities                                           1,369        (550)
           Income taxes payable                                       12,194       1,376
                                                                    --------    --------
                 Net cash provided by operating activities             6,320      46,876

INVESTING ACTIVITIES
    Acquisition of property, plant and equipment                     (67,560)    (64,390)
    Purchases of short-term investments                              (14,235)       (163)
    Proceeds from short-term investments at maturity                    --        46,688
    Proceeds from disposal of equipment                                  327          20
    Deposits and other assets                                           (320)       (270)
    Dividend distribution from unconsolidated joint venture            1,535        --
                                                                    --------    --------
                 Net cash used in investing activities               (80,253)    (18,115)

FINANCING ACTIVITIES
    Increase in long-term obligations                                 75,000        --
    Sale of Common Stock, net of issuance costs                        1,966       1,305
    Distribution to minority interest holder                            --          (279)
                                                                    --------    --------
                 Net cash provided by financing activities            76,966       1,026

               Increase in cash and cash equivalents                   3,033      29,787
    Cash and cash equivalents at beginning of year                    90,741      14,879
                                                                    --------    --------
               Cash and cash equivalents at end of period           $ 93,774    $ 44,666
                                                                    ========    ========

                See notes to consolidated financial statements.

                               KOMAG, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 30, 1997


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 28, 1997.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996.

         The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three-month reporting periods for the comparable years included in this report are each comprised of thirteen weeks.

NOTE 2 - INVESTMENT IN DEBT SECURITIES

         The Company invests its excess cash in high-quality, short-term debt and equity instruments. None of the Company's investments in debt securities have maturities greater than one year. The following is a summary of the Company's investments by major security type at amortized cost which approximates fair value:




                                                          Mar 30          Dec 29
(in thousands)                                              1997            1996
                                                      ----------       ---------
Corporate debt securities                                $70,560         $55,618
Mortgage-backed securities                                39,353          35,699
Municipal auction rate preferred stock                    16,735           2,500
                                                      ----------       ---------
                                                        $126,648         $93,817
                                                      ==========       =========


Amounts included in cash and cash equivalents           $109,913         $91,317
Amounts included in short-term investments                16,735           2,500
                                                      ----------       ---------
                                                        $126,648         $93,817
                                                      ==========       =========



         The Company utilizes zero-balance accounts and other cash management tools to invest all available funds including bank balances in excess of book balances.


NOTE 3 - INCOME TAXES

         The estimated annual effective income tax rate for 1997 of 17% is lower than the 1997 combined federal and state statutory rate of 41% and unchanged from the effective income tax rate for 1996 of 17%. The difference between the effective tax rate and the combined statutory rate is primarily due to an initial five-year tax holiday (commencing in July 1993) for the Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS"). Assuming KMS fulfills certain commitments under its license to operate within Malaysia, this initial tax holiday may be extended for an additional five-year period by the Malaysian government. KMS has also been granted a ten-year tax holiday for its second and third plant sites in Malaysia. This new tax holiday has not yet commenced at March 30, 1997.


NOTE 4 - TERM DEBT AND LINES OF CREDIT

         In February 1997, the Company increased its total credit facilities to $265,000,000 through the addition of a new five-year $75,000,000 term loan and a $15,000,000 increase in an existing credit facility. The term loan expires in 2002. The Company has drawn down $145,000,000 under these facilities.

NOTE 5 - EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which the Company is required to adopt for its fiscal year ending December 29, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 30, 1997 and March 31, 1996 of $0.01 and $0.04 per share, respectively. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

                               KOMAG, INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

         The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Factors that could cause actual results to differ include the following: the rate of improvement in manufacturing efficiencies on magnetoresistive ("MR") and proximity-inductive products; utilization of manufacturing facilities; industry supply-demand relationship and related pricing for high-end desktop and enterprise disk products; vertical integration and consolidation within the Company's limited customer base; increased competition; extensibility of process equipment to meet more stringent future product requirements; product transitions to next-generation products; availability of certain sole-sourced raw material supplies; execution of planned capacity additions; and the risk factors listed in the Company's Form 10-K filed in March 1997. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Revenue

         Net sales of thin-film media increased 9% in the first quarter of 1997 relative to the first quarter of 1996. The net effect of a higher unit sales volume and a slight decrease in the overall average selling price resulted in the increased net sales. The overall average selling price typically strengthens only as the result of product transitions to higher-priced, more technologically advanced product offerings. Price reductions for individual product offerings are characteristic of the thin-film media industry. The Company began a rapid transition to new magnetoresistive ("MR") and proximity-inductive product offerings in the second half of 1996. Sales of these products increased rapidly and accounted for 76% of unit sales in the first quarter of 1997. The effect of the sales mix shift to these new higher-priced, next-generation products offset most of the effect of price reductions on maturing inductive disk products and resulted in only a slight decrease in the overall average selling price.

         In addition to sales of internally produced disk products, the Company resells products manufactured by its Japanese joint venture, Asahi Komag Co., Ltd. (AKCL). Distribution sales of thin-film media manufactured by AKCL were $2.7 million in the first quarter of 1997 compared to $0.3 million in the first quarter of 1996. The Company expects that distribution sales of AKCL product will remain at a relatively low level throughout 1997.

         During the first quarter of 1997 three customers individually accounted for at least ten percent of consolidated net sales: Seagate Technology, Inc. (31%), Western Digital Corporation (26%) and Quantum Corporation, together with its Japanese manufacturing partner, Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") (22%). The Company expects that it will continue to derive a substantial portion of its sales from relatively few customers. The distribution of sales among customers may vary from quarter to quarter based on the match of the Company's product capabilities with specific disk drive programs of the customers.

         Unit production increased approximately 6% in the first quarter of 1997 relative to the first quarter of 1996. Increased production volume typically occurs due to increased physical capacity (additional sputtering lines) and/or improvements in manufacturing efficiencies (improved production throughput from higher yields, better equipment utilization, and shorter process cycle times). The combination of substantially lower yields for new products and a reduction in equipment utilization largely offset the effects of a 22% increase in physical capacity in the first quarter of 1997 relative to the first quarter of 1996. Sputtering cycle times improved slightly between the periods. In the first quarter of 1996, the Company was primarily producing mature product offerings with stable, higher yield and utilization rates. Production of the new MR and proximity product families began in the last half of 1996 at substantially lower yields. Additionally, increased development time for these new products, incurred on manufacturing machines, resulted in lower manufacturing equipment utilization rates.

         The Company increased unit output in the first quarter of 1997 approximately 16% relative to the fourth quarter of 1996. The higher sequential output was primarily due to an increase in manufacturing yields and production capacity. Equipment utilization also rose slightly on a sequential basis. The Company expects another strong sequential increase in production output in the second quarter of 1997 as a result of further yield gains and the addition of two new production lines. One of these lines will be the Company's first higher-throughput new design ("ND") sputtering machine. A second ND production line is expected to be added in Penang in the second half of 1997. The rate of quarter-to-quarter growth in unit production during the second half of 1997 will depend, in large measure, on the achievement of further yield gains, the levels of equipment utilization and throughput, and the effectiveness of the ND sputtering machines. Given the timing of planned capacity additions and expected productivity improvements, the growth rate in quarterly production output, measured on a percentage basis from the prior quarter, will slow during the second half of 1997.

Gross Margin

         The gross margin percentage for the first quarter of 1997 was 24%, down significantly from the 42% gross margin percentage achieved for the first quarter of 1996. Lower manufacturing yields and reduced equipment utilization rates in the first quarter of 1997 relative to the first quarter of 1996, combined with inherently higher product costs for the new MR and advanced proximity disks, resulted in the lower gross margin percentage. Sequentially, the Company's gross margin improved from the 12% gross margin percentage achieved for the fourth quarter of 1996. The Company anticipates that additional manufacturing yield improvements should result in further gross margin improvement in the second quarter of 1997. The Company believes that yield and utilization gains will be necessary to achieve the Company's previously announced, second half of 1997, targeted gross margin range of 30-35%.

Operating Expenses

         Research and development ("R&D") expenses increased 81% ($5.4 million) in the first quarter of 1997 relative to the first quarter of 1996. In the first quarter of 1997 the Company completed construction of an R&D facility and installed a sputtering line devoted exclusively to R&D efforts. The Company expects to fully test and develop new products and processes on the R&D sputtering line prior to their introduction into manufacturing. Use of the dedicated R&D sputtering line for large-scale pilot production runs will eventually minimize the use of existing manufacturing production lines for this purpose. Relocation costs related to the move to the new facility, including costs to move and install existing R&D equipment, amounted to approximately $2.1 million in the first quarter of 1997. The remaining increase resulted from costs for increased R&D staffing and higher costs related to the new facility. The Company expects to increase R&D spending to approximately $50 million in 1997 from $29 million in 1996. Costs for the new facility, sputtering line and additional staffing account for the planned increase.

         Selling, general and administrative ("SG&A") expenses decreased approximately 6% ($0.7 million) in the first quarter of 1997 relative to the first quarter of 1996. The Company's provisions for bonus and profit sharing programs decreased $2.4 million between the comparable three-month periods. Provisions for bad debt increased $1.4 million between the periods. Excluding provisions for bad debt and the Company's bonus and profit sharing programs, SG&A expenses increased $0.3 million.

         Interest and Other Income/Expense Interest income decreased $1.1 million in the first quarter of 1997 relative to the first quarter of 1996. The decrease is primarily due to a lower average cash and short-term investment balance in the current year period. Interest expense increased $1.4 million in the first quarter of 1997 compared to the first quarter of 1996. The Company borrowed $145.0 million under its credit facilities between the beginning of December 1996 and the end of March 1997. The Company had no outstanding debt in the first quarter of 1996. Other income increased approximately $0.6 million in the first quarter of 1997 compared to the first quarter of 1996. Other income in the first quarter of 1997 included approximately $0.8 million of royalty income from AKCL for sales made by AKCL outside of Japan. No such royalty was received in the first quarter of 1996.

Income Taxes

         The estimated annual effective income tax rate for 1997 of 17% is lower than the 1997 combined federal and state statutory rate of 41% and unchanged from the effective income tax rate for 1996 of 17%. The difference between the effective tax rate and the combined statutory rate is primarily due to an initial five-year tax holiday (commencing in July 1993) for the Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS"). Assuming KMS fulfills certain commitments under its license to operate within Malaysia, this initial tax holiday may be extended for an additional five-year period by the Malaysian government. KMS has also been granted a ten-year tax holiday for its second and third plant sites in Malaysia. This new tax holiday has not yet commenced at March 30, 1997.

Minority  Interest in KMT/Equity in Net Income of AKCL

         The minority interest in the net income of consolidated subsidiary represented Kobe Steel USA Holdings Inc.'s ("Kobe USA's") 20% share of Komag Material Technology, Inc.'s ("KMT's") net income. KMT recorded net income of $0.9 million in the first quarter of both 1997 and 1996.

         The Company records 50% of AKCL's net income as equity in net income of unconsolidated joint venture. AKCL reported net income of $6.8 million in the first quarter of 1997, down from $8.6 million in the first quarter of 1996. In the first quarter of 1997, AKCL sold its entire interest in Headway
Technologies, Inc. ("Headway") for $10.8 million and recorded a gain of $5.3 million (net of tax). In contrast, AKCL's results for the first quarter of 1996 included a writedown of $1.0 million (net of tax) related to its Headway investment. Excluding the Headway items, AKCL's net income decreased to $1.5 million in the first quarter of 1997 from $9.6 million in the first quarter of 1996. Higher costs and lower yields related to the transition to new MR and advanced proximity products dampened AKCL's results in the first quarter of 1997 relative to the first quarter of 1996. While AKCL's manufacturing yields improved sequentially in the first quarter of 1997 from the fourth quarter of 1996, product qualification issues at AKCL will most likely cause the joint venture's operating performance to decline sequentially between the first and second quarters of 1997.

         As a result of the expected decline in AKCL's operating performance and without the positive effect of the one-time investment gain, AKCL's equity contribution to the Company is expected to be sharply lower and possibly negative in the second quarter of 1997.


Liquidity and Capital Resources:

         Cash and short-term investments of $110.5 million at the end of the first quarter of 1997 increased $17.3 million from the end of the prior fiscal year. Consolidated operating activities generated $6.3 million in cash during the first three-month period of 1997. The Company borrowed $75.0 million under its credit facilities and spent $67.6 million on capital requirements during the first quarter of 1997. Sales of Common Stock under the Company's stock option program and a dividend received from AKCL during this period generated $2.0 million and $1.5 million, respectively.

         Total capital expenditures for 1997 are currently planned at approximately $290 million. The 1997 capital spending plan includes costs to equip the Company's two newest back end manufacturing facilities in Penang, Malaysia and San Jose, California. Additionally, the plan includes costs to complete and equip the Company's 188,000 square foot research and development facility and 82,000 square foot administration facility, which were occupied in February and March 1997, respectively.

         Current noncancellable capital commitments total approximately $125 million. The Company believes that in order to achieve its long-term expansion objectives and maintain and enhance its competitive position, it will need additional financing for capital expenditures, working capital, and research and development. The Company believes that it will be able to fund its 1997 expenditures through a combination of cash generated from operations, funds available from existing bank lines of credit, and existing cash balances. However, the Company may obtain additional debt or equity financing in 1997 to maintain adequate cash reserves. If the Company is unable to obtain sufficient capital it could be required to reduce its capital equipment and research and development expenditures which could have a material adverse effect on the Company's results of operations.

  PART II. OTHER INFORMATION
             ITEM 1. Legal Proceedings-Not Applicable.

             ITEM 2. Changes in Securities-Not Applicable.

             ITEM 3. Defaults Upon Senior Securities-Not Applicable.

             ITEM 4. Submission of Matters to a Vote of Security Holders-
                     Not Applicable.

             ITEM 5. Other Information-Not Applicable.

             ITEM 6. Exhibits and Reports on Form 8-K

                   (a)    Exhibit 27-Financial Data Schedule

                   (b)    Not Applicable

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               KOMAG, INCORPORATED
                                  (Registrant)








DATE:   April 28, 1997               BY:  /s/ William L. Potts, Jr.
    ------------------                    --------------------------------------
                                             William L. Potts, Jr.
                                             Senior Vice President and
                                             Chief Financial Officer

DATE:   April 28, 1997                BY: /s/ Stephen C. Johnson
     -----------------                    --------------------------------------
                                              Stephen C. Johnson
                                              President and
                                              Chief Executive Officer