Form 10-Q
period 1997-06-29
KOMAG INC /DE/
filed 1997-08-06
CIK 813347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 29, 1997
                         Commission File Number 0-16852

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

                          Yes __X__      No _____.

On June 29, 1997, 52,349,575 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX

                               KOMAG, INCORPORATED

                                                                        Page No.

PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements (Unaudited)

                  Consolidated statements of income-Three- and six-months
                  ended June 29, 1997, and June 30, 1996. .................... 3

                  Consolidated balance sheets-June 29, 1997,
                  and December 29, 1996 ...................................... 4

                  Consolidated statements of cash flows-Three- and six-
                  months ended June 29, 1997, and June 30, 1996 .............. 5

                  Notes to consolidated financial statements-
                  June 29, 1997  ........................................... 6-8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  .......... 9-14

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings  ........................................ 15

Item 2.           Changes in Securities  .................................... 15

Item 3.           Defaults Upon Senior Securities  .......................... 15

Item 4.           Submission of Matters to a Vote of Security Holders .... 16-17

Item 5.           Other Information  ........................................ 18

Item 6.           Exhibits and Reports on Form 8-K  ......................... 18

SIGNATURES  ................................................................. 19

PART I.   FINANCIAL INFORMATION



                                             KOMAG, INCORPORATED
                                      CONSOLIDATED STATEMENTS OF INCOME
                                    (In Thousands, except per share data)
                                                 (Unaudited)


                                                             Three Months Ended         Six Months Ended
                                                          ----------------------    ----------------------
                                                            June 29      June 30      June 29      June 30
                                                               1997         1996         1997         1996
                                                          ---------    ---------    ---------    ---------
Net sales                                                 $ 175,121    $ 152,208    $ 342,363    $ 305,047
Cost of sales                                               139,460       89,252      267,387      177,602
                                                          ---------    ---------    ---------    ---------
          GROSS PROFIT                                       35,661       62,956       74,976      127,445

Operating expenses:
     Research, development and engineering                   11,326        7,011       23,339       13,659
     Selling, general and administrative                      7,605       11,256       17,750       22,074
                                                          ---------    ---------    ---------    ---------
                                                             18,931       18,267       41,089       35,733
                                                          ---------    ---------    ---------    ---------
          OPERATING INCOME                                   16,730       44,689       33,887       91,712

Other income (expense):
     Interest income                                          1,429        1,856        2,614        4,138
     Interest expense                                        (2,505)        (109)      (3,972)        (215)
     Other, net                                                 (83)        (141)         604          (83
                                                          ---------    ---------    ---------    ---------
                                                             (1,159)       1,606         (754)       3,840
                                                          ---------    ---------    ---------    ---------
Income before income taxes, minority interest,
   and equity in joint venture income (loss)                 15,571       46,295       33,133       95,552
Provision for income taxes                                    2,647        8,274        5,633       19,113
                                                          ---------    ---------    ---------    ---------
Income before minority interest and equity in
   joint venture income (loss)                               12,924       38,021       27,500       76,439
Minority interest in net income of
   consolidated subsidiary                                      187          122          369          302
Equity in net income (loss) of unconsolidated
 joint venture                                               (1,060)       4,661        2,345        8,927
                                                          ---------    ---------    ---------    ---------
          NET INCOME                                      $  11,677       42,560    $  29,476    $  85,064
                                                          =========    =========    =========    =========


Net income per share                                      $    0.22    $    0.80    $    0.55    $    1.60
                                                          =========    =========    =========    =========


Number of shares used in per share computation               53,862       53,364       53,844       53,233
                                                          =========    =========    =========    =========



                             See notes to consolidated financial statements.


                                             KOMAG, INCORPORATED
                                        CONSOLIDATED BALANCE SHEETS
                                               (In Thousands)

                                                                        June 29        Dec. 29
                                                                           1997           1996
                                                                    -----------    -----------
                                                                     (unaudited)         (note)
ASSETS
Current Assets
        Cash and cash equivalents                                   $    55,793    $    90,741
        Short-term investments                                           32,185          2,500
        Accounts receivable less allowances of
                $6,158 in 1997 and $3,087 in 1996                        79,766         55,676
        Accounts receivable from related                                 12,331          8,449
        Inventories:
                Raw materials                                            36,232         33,734
                Work-in-process                                          21,154         21,774
                Finished goods                                            9,981          6,452
                                                                    -----------    -----------
                        Total inventories                                67,367         61,960
        Prepaid expenses and deposits                                     8,614         16,192
        Deferred income taxes                                            15,579         15,579
                                                                    -----------    -----------
                        Total current assets                            271,635        251,097
Investment in Unconsolidated Joint Venture                               41,514         39,754
Property, Plant and Equipment
        Land                                                              9,368          9,367
        Building                                                        111,744        110,991
        Equipment                                                       767,875        673,210
        Furniture                                                        11,540          7,754
        Leasehold Improvements                                          146,519        131,737
                                                                    -----------    -----------
                                                                      1,047,046        933,059
        Less allowances for depreciation and amortization              (338,564)      (289,353)
                                                                    -----------    -----------
                        Net property, plant and equipment               708,482        643,706
Deposits and Other Assets                                                 3,959          3,800
                                                                    -----------    -----------
                                                                    $ 1,025,590    $   938,357
                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
        Trade accounts payable                                      $    46,083    $    80,089
        Accounts payable to related parties                               4,846          3,294
        Accrued compensation and benefits                                20,775         21,835
        Other liabilities                                                 4,745          1,913
        Income taxes payable                                              6,266          1,824
                                                                    -----------    -----------
                        Total current liabilities                        82,715        108,955
Long-term Debt                                                          145,000         70,000
Deferred Income Taxes                                                    57,806         57,806
Other Long-term Liabilities                                                 746            497
Minority Interest in Consolidated Subsidiary                              3,528          3,159
Stockholders' Equity
        Preferred stock                                                      --             --
        Common stock                                                        523            517
        Additional paid-in capital                                      395,728        388,305
        Retained earnings                                               333,055        303,579
        Accumulated foreign currency translation adjustments              6,489          5,539
                                                                    -----------    -----------
                        Total stockholders' equity                      735,795        697,940
                                                                    -----------    -----------
                                                                    $ 1,025,590    $   938,357
                                                                    ===========    ===========

           Note: The balance sheet at December 29, 1996 has been derived from the audited financial statements at that date.

                         See notes to consolidated financial statements.

                                               -4-


                                           KOMAG, INCORPORATED
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In Thousands)
                                               (Unaudited)

                                                                                       Six Months Ended
                                                                                   ----------------------
                                                                                     June 29      June 30
                                                                                        1997         1996
                                                                                   ---------    ---------
OPERATING ACTIVITIES
      Net income                                                                   $  29,476    $  85,064
      Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization                                             59,172       38,168
            Provision for losses on accounts receivable                                  860          252
            Equity in net income of unconsolidated joint venture                      (2,345)      (8,927)
            Loss on disposal of equipment                                              1,149          241
            Deferred rent                                                                249           (2)
            Minority interest in net income of consolidated subsidiary                   369          302
            Changes in operating assets and liabilities:
                  Accounts receivable                                                (24,950)      (5,186)
                  Accounts receivable from related parties                            (3,882)       3,726
                  Inventories                                                         (5,407)     (19,663)
                  Prepaid expenses and deposits                                       (2,422)          (5)
                  Trade accounts payable                                             (34,006)      12,551
                  Accounts payable to related parties                                  1,552       (2,060)
                  Accrued compensation and benefits                                   (1,060)      (7,646)
                  Other liabilities                                                    2,832         (188)
                  Income taxes payable                                                14,442        4,798
                                                                                   ---------    ---------
                         Net cash provided by operating activities                    36,029      101,425

INVESTING ACTIVITIES
      Acquisition of property, plant and equipment                                  (125,198)    (167,386)
      Purchases of short-term investments                                            (29,685)        (163)
      Proceeds from short-term investments at maturity                                    --       72,626
      Proceeds from disposal of equipment                                                470        1,160
      Deposits and other assets                                                         (528)        (550)
      Dividend distribution from unconsolidated joint venture                          1,535           --
                         Net cash used in investing activities                      (153,406)     (94,313)
                                                                                   ---------    ---------

FINANCING ACTIVITIES
      Increase in long-term obligations                                               75,000           --
      Sale of Common Stock, net of issuance costs                                      7,429        6,172
      Distribution to minority interest holder                                            --         (279)
                                                                                   ---------    ---------
                         Net cash provided by financing activities                    82,429        5,893

                      Increase (decrease) in cash and cash equivalents               (34,948)      13,005

      Cash and cash equivalents at beginning of year                                  90,741       14,879
                                                                                   ---------    ---------

                      Cash and cash equivalents at end of period                   $  55,793    $  27,884
                                                                                   =========    =========

                                     See notes to consolidated financial statements.


                               KOMAG, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  June 29, 1997


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 29, 1997 are not necessarily indicative of the results that may be expected for the year ending December 28, 1997.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996.

     The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three- and six-month reporting periods for the comparable years included in this report are comprised of thirteen and twenty-six weeks, respectively.

 NOTE 2 - INVESTMENT IN DEBT SECURITIES

         The Company invests its excess cash in high-quality, short-term debt and equity instruments. None of the Company's investments in debt securities have maturities greater than one year. The following is a summary of the Company's investments by major security type at amortized cost which approximates fair value:



                                                         June 29     December 29
(in thousands)                                              1997            1996
                                                         -------         -------
Corporate debt securities                                $22,770         $55,618
Mortgage-backed securities                                35,162          35,699
Municipal auction rate preferred stock                    32,185           2,500
                                                         -------         -------
                                                         $90,117         $93,817
                                                         =======         =======

Amounts included in cash and cash equivalents            $57,932         $91,317
Amounts included in short-term investments                32,185           2,500
                                                         -------         -------
                                                         $90,117         $93,817
                                                         =======         =======




     The Company utilizes zero-balance accounts and other cash management tools to invest all available funds including bank balances in excess of book balances.


NOTE 3 - INCOME TAXES

         The estimated annual effective income tax rate for 1997 of 17% is lower than the 1997 combined federal and state statutory rate of 41% and unchanged from the effective income tax rate for 1996 of 17%. The difference between the effective tax rate and the combined statutory rate is primarily due to an initial five-year tax holiday (commencing in July 1993) for the Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS"). Assuming KMS fulfills certain commitments under its license to operate within Malaysia, this initial tax holiday may be extended for an additional five-year period by the Malaysian government. KMS has also been granted a ten-year tax holiday for its second and third plant sites in Malaysia. This new tax holiday has not yet commenced as of June 29, 1997.

NOTE 4 - TERM DEBT AND LINES OF CREDIT

         In June 1997, the Company amended an existing line of credit facility. The amended agreement increased the Company's total credit facilities to $345,000,000. At June 29, 1997, a total of $200,000,000 was available for additional borrowings under these credit facilities. Loan availability is subject to compliance with certain financial covenants.


NOTE 5 - EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings per Share", which the Company is required to adopt for its fiscal year ending December 28, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Application of FAS 128 is expected to have no impact on primary earnings per share for the second quarter ended June 29, 1997 but will increase primary earnings per share for the second quarter ended June 30, 1996 by $0.03 per share. Earnings per share for the six-month periods ended June 29, 1997 and June 30, 1996 will increase by $0.02 and $0.07 per share, respectively. A calculation of diluted earnings per share will also be required; however, this is not expected to differ materially from the Company's reported primary earnings per share.

                               KOMAG, INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

         The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Factors that could cause actual results to differ include the following: industry supply-demand relationship and related pricing for high-end desktop and enterprise disk products; successful product qualification of next-generation products; utilization of manufacturing facilities; rate of improvement in manufacturing efficiencies on magnetoresistive ("MR") products; vertical integration and consolidation within the Company's limited customer base; increased competition; availability of sufficient cash resources; extensibility of process equipment to meet more stringent future product requirements; availability of certain sole-sourced raw material supplies; and the risk factors listed in the Company's Form 10-K filed in March 1997. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview
         Results for the first half of 1997 were dramatically lower than the first half of 1996. In the first half of 1996, the Company was producing mature product offerings at high yields with full utilization of its capacity and strong demand for these products. Gross margins exceeding 40% in both the first and second quarters of 1996 were at near-record levels for the Company. In the last half of 1996, the Company began a rapid transition to magnetoresistive
("MR") and proximity-inductive thin-film media products. Manufacturing yields for these products were substantially below the high yields achieved during the first half of 1996. Additionally, the Company devoted significant portions of its manufacturing capacity to development efforts for the new products. As a result of these low yields and equipment utilization rates, the Company's sales in the second half of 1996 were production constrained and declined from the levels during the first half of the year. Furthermore, an increasing mix of the low yielding new products led to a sequential decline in gross margin percentages in the second half of 1996. The gross margin percentage for the third and fourth quarters of 1996 were 24.0% and 11.2%, respectively.

         During the first two quarters of 1997, the Company sequentially improved unit output primarily through increased production capacity. Despite the sequential improvement, overall manufacturing yields and equipment utilization were substantially lower in the first half of 1997 than in the first half of 1996 due to the large mix of new MR and proximity-inductive products in the first half of 1997. In the second quarter of 1997 the Company increased unit output and net sales from the first quarter of 1997. Despite this sequential improvement, the gross margin percentage decreased to 20.4% in the second quarter of 1997 from 23.5% in the first quarter of 1997. The Company's financial performance for the second quarter of 1997 was negatively affected by a slowdown in the market demand for enterprise-class disk products, lower factory utilization due to changing customer orders, yield-related production issues late in the second quarter, and increased reserves related to inventory. The Company recorded approximately $5.6 million in inventory reserves in the second quarter of 1997 primarily related to the slowdown in market demand for enterprise-class disks and production issues for in-process product. Excluding these inventory reserves, the gross margin percentage for the second quarter of 1997 was approximately the same as the gross margin percentage for the first quarter of 1997.

         Near the end of the second quarter of 1997, the Company received notification from a significant customer that orders for the second half of 1997 would be reduced substantially. The customer accounted for 31% and 14% of net sales in the first and second quarters of 1997, respectively. Given the high fixed cost nature of the Company's business, replacement of this lost order volume is critical to the Company's second half performance. Unfortunately, the current anticipated level of order replacement will be insufficient to fully utilize the Company's expanded second half production capacity. As a result of the anticipated lower capacity utilization, gross margins and net income for the third and fourth quarters of 1997 are expected to fall below the levels of the first and second quarters of 1997.

         In view of the this lower demand outlook, the Company has reevaluated its capital plan. Based on this review the Company plans to adjust the current quarterly capital expenditure rate of approximately $70 million downward by 40-50% possibly as early as the fourth quarter of 1997. To achieve this result, the Company will focus expenditures primarily on projects that improve process capabilities and support an increasing MR product mix. Production capacity expansion will be curtailed after installation of a new production line in the second half, the last of four lines added in 1997. In addition to reviewing its capital spending plans, the Company is evaluating other actions to align spending levels with revenue expectations.

Revenue
         Net sales increased 15% in the second quarter of 1997 relative to the second quarter of 1996. Net sales in the second quarter of 1996 included approximately $5.4 million of substrate sales; no such sales occurred in the second quarter of 1997. Excluding substrate sales, net sales of thin-film media increased 19%. The increase was primarily due to a 16% increase in unit sales volume coupled with a modestly higher overall average selling price. The overall average selling price typically strengthens only as the result of product transitions to higher-priced, more technologically advanced product offerings. Price reductions for individual product offerings are characteristic of the thin-film media industry. Sales of the new MR and proximity-inductive products, which began in the last half of 1996, increased rapidly and accounted for 95% of unit sales in the second quarter of 1997. The effect of the sales mix shift to these new higher-priced, next-generation products more than offset the effect of price reductions on maturing inductive disk products and resulted in the increase in the overall average selling price.

         Net sales increased 12% in the first half of 1997 relative to the first half of 1996 primarily due to an increase in unit sales volume. Excluding substrate disk sales of $2.0 million in the first six months of 1997 and $5.4 million in the first half of 1996, net sales of thin-film media increased approximately 14%. The overall average selling price increased slightly between the periods. The sales mix shift to higher-priced MR and proximity-inductive products described in the quarterly comparison more than offset the effect of price reductions on maturing inductive disk products and resulted in the slight increase in the overall average selling price.

         In addition to sales of internally produced disk products, the Company has historically resold products manufactured by its Japanese joint venture, Asahi Komag Co., Ltd. (AKCL). Distribution sales of thin-film media manufactured by AKCL were negligible in the second quarter of 1997 compared to $1.8 million in the second quarter of 1996. Distribution sales of thin-film media manufactured by AKCL were $2.7 million in the first half of 1997 compared to $2.2 million in the first half of 1996. The Company expects that distribution sales of AKCL product will remain at a relatively low level throughout 1997.

         During the second quarter of 1997 five customers individually accounted for at least ten percent of consolidated net sales: Western Digital Corporation (27%), Quantum Corporation, together with its Japanese manufacturing partner, Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") (21%), Maxtor Corporation (20%), International Business Machines ("IBM") (14%) and Seagate Technology, Inc. (14%). The Company expects that it will continue to derive a substantial portion of its sales from relatively few customers. The distribution of sales among customers may vary from quarter to quarter based on the match of the Company's product capabilities with specific disk drive programs of the customers.

         Unit production increased 7% in the second quarter of 1997 relative to the second quarter of 1996. Increased production volume typically occurs due to increased physical capacity (additional sputtering lines) and/or improvements in manufacturing efficiencies (improved production throughput from higher yields, better equipment utilization, and shorter process cycle times). The combination of substantially lower yields for new MR and proximity-inductive products and a reduction in equipment utilization largely offset the effect of a 28% increase in physical capacity in the second quarter of 1997 relative to the second quarter of 1996. Unit production volume also increased approximately 7% in the first half of 1997 compared to the first half of 1996. The net effect of a 25% increase in unit production capacity offset decreases in manufacturing yield and utilization rates during the comparable six-month periods. Product transition issues as discussed in the quarterly comparison were the primary contributors to the lower yield and utilization rates.

Gross Margin
         The gross margin percentage for the second quarter of 1997 was 20.4%, compared to 41.4% for the second quarter of 1996. The gross margin percentage for the first half of 1997 was 21.9%, down from 41.8% for the first half of 1996. The substantial decreases in the gross margin percentages were primarily attributable to a combination of lower manufacturing yields, reduced equipment utilization rates and inherently higher product material and processing costs for MR and advanced proximity disks.

Operating Expenses
         Research and development ("R&D") expenses increased 62% ($4.3 million) and 71% ($9.7 million) in the three- and six-month periods of 1997 relative to the comparable periods of 1996. The Company occupied a newly constructed 188,000 square-foot R&D facility in the first quarter of 1997. Costs for the new facility and increased R&D staffing accounted for the increases between the three- and six-month periods of 1997 and the comparable periods of 1996. The Company expects to increase R&D spending by 70% to approximately $50 million in 1997 from $29 million in 1996 primarily due to additional facility, equipment and staffing costs.

         Selling, general and administrative ("SG&A") expenses decreased approximately 32% ($3.6 million) in the second quarter of 1997 relative to the second quarter of 1996. Lower provisions for bonus and profit sharing programs (decrease of $4.1 million) and lower provisions for bad debt (decrease of $0.7 million) resulted in the overall decrease in SG&A expenses between the quarters. Excluding provisions for bonus and profit sharing programs and provisions for bad debt, SG&A expenses increased $1.2 million. The higher spending was primarily due to the combination of increased payroll and facility costs. The Company occupied a newly constructed administration facility in March 1997. SG&A expenses decreased 20% ($4.3 million) in the first half of 1997 compared to the first half of 1996 primarily due to a $6.4 million reduction in bonus and profit sharing provisions. Provisions for bad debt increased $0.6 million in the first half of 1997 compared to the first half of 1996. Excluding provisions for bonus and profit sharing programs and provisions for bad debt, SG&A expenses increased $1.5 million due mainly to the higher payroll and facility costs.

Interest and Other Income/Expense
         Interest income decreased $0.4 million in the second quarter of 1997 relative to the second quarter of 1996 and $1.5 million in the first half of 1997 relative to the first half of 1996. The decreases were due to lower average cash and short-term investment balances in the current year periods. Interest expense increased $2.4 million in the second quarter of 1997 compared to the second quarter of 1996 and $3.8 million in the first half of 1997 relative to the first half of 1996. The Company borrowed $145.0 million under its credit facilities between the beginning of December 1996 and the end of March 1997. The Company had no outstanding debt during the first half of 1996.

         Other expense decreased $0.1 million in the second quarter of 1997 compared to the second quarter of 1996. The effect of increased losses for the disposal of property, plant and equipment of $1.1 million in the second quarter of 1997 was more than offset by reduced foreign currency losses and the receipt of royalty income in the second quarter of 1997. Royalty income received from AKCL for sales made by AKCL outside of Japan amounted to approximately $0.6 million (royalties from AKCL began in the third quarter of 1996). Other income increased $0.7 million in the first half of 1997 relative to the first half of 1996. Royalty income from AKCL of $1.4 million and decreased foreign exchange losses more than offset the effect of a $0.9 million increase in losses for the disposal of property plant and equipment.

Income Taxes
         The estimated annual effective income tax rate for 1997 of 17% is lower than the 1997 combined federal and state statutory rate of 41% and unchanged from the effective income tax rate for 1996 of 17%. The difference between the effective tax rate and the combined statutory rate is primarily due to an initial five-year tax holiday (commencing in July 1993) for the Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS"). Assuming KMS fulfills certain commitments under its license to operate within Malaysia, this initial tax holiday may be extended for an additional five-year period by the Malaysian government. KMS has also been granted a ten-year tax holiday for its second and third plant sites in Malaysia. This new tax holiday has not yet commenced at June 29, 1997.

Minority Interest in KMT/Equity in Net Income of AKCL
         The minority interest in the net income of consolidated subsidiary represented Kobe Steel USA Holdings Inc.'s ("Kobe USA's") 20% share of Komag Material Technology, Inc.'s ("KMT's") net income. KMT recorded net income of $0.9 million and $1.8 million in the second quarter and first half of 1997, respectively, compared to $0.6 million and $1.5 million in the second quarter and first half of 1996, respectively.

         The Company records 50% of AKCL's net income (loss) as equity in net income (loss) of unconsolidated joint venture. AKCL reported a net loss of $2.1 million in the second quarter of 1997, down substantially from net income of $9.3 million in the second quarter of 1996. AKCL reported net income of $4.6 million in the first half of 1997 compared to $17.9 million in the first half of 1996. Results for the first half of 1997 included a $5.3 million (net of tax) gain on AKCL's March 1997 sale of its investment in Headway Technologies, Inc. Excluding the gain, AKCL incurred a net loss of $0.7 million in the first half of 1997. Similar to Komag, AKCL was primarily producing mature inductive products with more stable, higher yields in the second quarter and first half of 1996. Product transition issues related to AKCL's qualification and production of MR products adversely affected both the second quarter and first half of 1997. The Company anticipates that MR production and qualification issues may continue into the last half of 1997. As a result, the Company expects that AKCL will substantially underutilize its manufacturing capacity and incur losses for at least the remainder of 1997.


Liquidity and Capital Resources:

         Cash and short-term investments of $88.0 million at the end of the second quarter of 1997 decreased $5.3 million from the end of the prior fiscal year. Consolidated operating activities generated $36.0 million in cash during the first half of 1997. The Company borrowed $75.0 million under its credit facilities and spent $125.2 million on capital requirements during the first half of 1997. Sales of Common Stock under the Company's stock option and employee stock purchase programs generated $7.4 million. Additionally, the Company received a $1.5 million cash dividend from AKCL.

         Total capital expenditures for 1997 were previously planned at approximately $290 million, and included expenditures for additional production capacity, equipment upgrades, facility expansions, and R&D equipment. In view of the current demand outlook, the Company has reevaluated its capital plan. Based on this review the Company plans to adjust the current quarterly capital expenditure rate of approximately $70 million downward by 40-50% possibly as early as the fourth quarter of 1997. To achieve this result, the Company will focus expenditures primarily on projects that improve process capabilities and support an increasing MR product mix. Production capacity expansion will be curtailed after installation of a new production line in the second half, the last of four lines added in 1997.

         Current noncancellable capital commitments total approximately $125 million. In addition to reviewing its capital spending plans, the Company is evaluating other actions to align spending levels with revenue expectations. The Company currently has $200 million available under its $345 million unsecured, multi-year bank lines of credit. The availability of funds under these lines of credit is subject to compliance with certain financial covenants, including limitations on the number of quarterly losses. The Company believes that the reduction in capital spending and certain reductions in operating expenses currently under evaluation will be required in order to ensure that the Company maintains adequate cash reserves.

PART II. OTHER INFORMATION
         ITEM 1. Legal Proceedings-Not Applicable.

         ITEM 2. Changes in Securities-Not Applicable.

         ITEM 3. Defaults Upon Senior Securities-Not Applicable.

         ITEM 4. Submission of Matters to a Vote of Security Holders-Not Applicable.

                      (a) The Annual Meeting of Stockholders was held on May 14, 1997.

                      (b) The meeting included the election of the Board of Directors, submitted as Item No. 1, whose names are as follows:

                             Tu Chen
                             Stephen C. Johnson
                             Craig R. Barrett
                             Chris A. Eyre
                             Irwin Federman
                             George A. Neil
                             Max Palevsky
                             Anthony Sun
                             Masayoshi Takebayashi


                      (c)    Other  matters  voted  upon  at  the   stockholders
                             meeting were:

                      Item No. 2, Approval of Amendments to Restated 1987 Stock Option Plan; and

                      Item No. 3, Approval of Amendments to the Company's 1988 employee stock purchase plan; and

                      Item No. 4, Approval of Amendments to the Company's management bonus plan; and

                      Item No. 5, Ratification of the Appointment of Ernst & Young LLP as the Company's Independent Auditors for the year ended December 28, 1997.

         Shares of Common Stock voted were as follows:

Item No. 1
(Election of Board of Directors)

                                     Total Vote For          Total Vote Withheld
                                      Each Director           From Each Director
                                     --------------          -------------------
Tu Chen                                44,619,750                         79,315
Stephen C. Johnson                     44,618,553                         80,512
Craig R. Barrett                       44,486,100                        212,965
Chris A. Eyre                          44,616,501                         82,564
Irwin Federman                         44,614,801                         84,264
George A. Neil                         44,617,334                         81,731
Max Palevsky                           44,613,545                         85,520
Anthony Sun                            44,615,811                         83,254
Masayoshi Takebayashi                  44,615,740                         83,325




                                                                        Broker
                                   For        Against       Abstain    Non-Vote
                               ----------    ---------      -------    ---------
Item No. 2
(Amendment to Restated
1987 Stock Option
Plan)                          30,089,860    6,866,958      212,628    7,529,619

Item No. 3
(Amendment to 1988
Employee Stock Purchase
Plan)                          34,449,843    2,499,211      220,392    7,529,619

Item No. 4
(Amendment to the
Management Bonus Plan)         41,776,156    1,411,179      260,528    1,251,702

Item No. 5
(Selection of
Independent Auditors)          44,611,330       37,202       50,333          200


     (d) Not Applicable.

         ITEM 5. Other Information-Not Applicable.

         ITEM 6. Exhibits and Reports on Form 8-K

                  (a) Exhibit 10.23 Amended and Restated Credit Agreement Among Komag, Incorporated and BankBoston, N.A. as Agent.
                        Exhibit 27-Financial Data Schedule.

                  (b)   Not Applicable

                                   SIGNATURES



                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               KOMAG, INCORPORATED
                                  (Registrant)








DATE:  August 5, 1997               BY: /s/ William L. Potts, Jr.
       ------------------               ----------------------------
                                            William L. Potts, Jr.
                                            Senior Vice President and
                                            Chief Financial Officer



DATE:  August 5, 1997               BY: /s/ Stephen C. Johnson
     -------------------                ----------------------------
                                            Stephen C. Johnson
                                            President and
                                            Chief Executive Officer