Form 10-Q
period 1997-09-28
KOMAG INC /DE/
filed 1997-11-10
CIK 813347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 28, 1997
                         Commission File Number 0-16852



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

On September 28, 1997, 52,488,107 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

Part 1.  Financial Information
Item 1.   Financial Statements
                              KOMAG, INCORPORATED
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, except per share data)
                                  (Unaudited)

                                          Three Months Ended   Nine Months Ended
                                         -------------------  -------------------
                                         Sept. 28, Sept. 29,  Sept. 28, Sept. 29,
                                         1997      1996       1997      1996
                                         --------- ---------  --------- ---------
Net sales                                $129,694  $131,533   $472,057  $436,580
Cost of sales                             129,492    99,948    396,879   277,550
                                         --------- ---------  --------- ---------
      GROSS PROFIT                            202    31,585     75,178   159,030
                                         --------- ---------  --------- ---------
Operating expenses:
   Research, development and engineering   13,118     7,849     36,457    21,508
   Selling, general and administrative      3,913     6,789     21,663    28,863
   Restructuring charge                    52,157        --     52,157        --
                                         --------- ---------  --------- ---------
                                           69,188    14,638    110,277    50,371
                                         --------- ---------  --------- ---------
      OPERATING INCOME (LOSS)             (68,986)   16,947    (35,099)  108,659
                                         --------- ---------  --------- ---------
Other income (expense):
  Interest income                           1,159     1,388      3,773     5,526
  Interest expense                         (2,541)     (112)    (6,513)     (327)
  Other, net                                1,077     1,594      1,681     1,511
                                         --------- ---------  --------- ---------
                                             (305)    2,870     (1,059)    6,710
                                         --------- ---------  --------- ---------
Income (loss) before income taxes,
 minority interest, and equity in
 joint venture income (loss)              (69,291)   19,817    (36,158)  115,369
Provision (benefit) for income taxes      (20,411)    3,961    (14,778)   23,074
                                         --------- ---------  --------- ---------
Income (loss) before minority interest
 and equity in joint venture income
 (loss)                                   (48,880)   15,856    (21,380)   92,295
Minority interest in net income
 (loss) of consolidated subsidiary             (6)      148        363       450
Equity in net income (loss) of
 unconsolidated joint venture              (3,874)      790     (1,529)    9,717
                                         --------- ---------  --------- ---------
     NET INCOME (LOSS)                   ($52,748)  $16,498   ($23,272) $101,562
                                         ========= =========  ========= =========
Net income (loss) per share                ($1.01)    $0.31     ($0.45)    $1.91
                                         ========= =========  ========= =========
Number of shares used in per
 share computation                         52,399    53,035     52,101    53,165
                                         ========= =========  ========= =========

                 See notes to consolidated financial statements.

                              KOMAG, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                   September 28,  December 29,
                                                   1997           1996
                                                   -------------  -------------
                                                    (unaudited)      (note)
ASSETS
Current Assets
     Cash and cash equivalents                          $45,308        $90,741
     Short-term investments                              24,400          2,500
     Accounts receivable less allowances of
          $3,104 in 1997 and $3,087 in 1996              60,177         55,676
     Accounts receivable from related parties             6,345          8,449
     Inventories:
          Raw materials                                  35,402         33,734
          Work-in-process                                17,554         21,774
          Finished goods                                 21,648          6,452
                                                   -------------  -------------
               Total inventories                         74,604         61,960
     Prepaid expenses and deposits                        4,620          2,866
     Income taxes receivable                             13,387         13,326
     Deferred income taxes                               15,579         15,579
                                                   -------------  -------------
               Total current assets                     244,420        251,097
Investment in Unconsolidated Joint Venture               36,376         39,754
Property, Plant and Equipment
     Land                                                 9,368          9,367
     Building                                           114,060        110,991
     Equipment                                          792,844        673,210
     Furniture                                           12,012          7,754
     Leasehold improvements                             149,350        131,737
                                                   -------------  -------------
                                                      1,077,634        933,059
     Less allowances for depreciation and
        amortization                                   (403,204)      (289,353)
                                                   -------------  -------------
               Net property, plant and equipment        674,430        643,706
Deposits and Other Assets                                 3,688          3,800
                                                   -------------  -------------
                                                       $958,914       $938,357
                                                   =============  =============






LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable                             $28,335        $80,089
     Accounts payable to related parties                  3,297          3,294
     Accrued compensation and benefits                   16,812         21,835
     Other liabilities                                    3,957          1,913
     Income taxes payable                                    44          1,824
     Restructuring liability                             16,521            --
                                                   -------------  -------------
                Total current liabilities                68,966        108,955
Long-term Debt                                          145,000         70,000
Deferred Income Taxes                                    57,806         57,806
Other Long-term Liabilities                                 860            497
Minority Interest in Consolidated Subsidiary              3,522          3,159
Stockholders' Equity
     Preferred stock                                        --             --
     Common stock                                           525            517
     Additional paid-in capital                         396,702        388,305
     Retained earnings                                  280,307        303,579
     Accumulated foreign currency translation
        adjustments                                       5,226          5,539
                                                   -------------  -------------
                Total stockholders' equity              682,760        697,940
                                                   -------------  -------------
                                                       $958,914       $938,357
                                                   =============  =============

Note: The balance sheet at December 29, 1996 has been derived from the audited financial statements at that date.

                See notes to consolidated financial statements.

                              KOMAG, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                             Nine Months Ended
                                                        ------------------------
                                                        Sept. 28,    Sept. 29,
                                                        1997         1996
                                                        -----------  -----------
OPERATING ACTIVITIES
    Net income (loss)                                     ($23,272)    $101,562
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
       Depreciation and amortization                        96,035       60,920
       Provision for losses on accounts receivable              42           52
       Equity in net (income) loss of unconsolidated
           joint venture                                     1,530       (9,717)
       Loss on disposal of equipment                         1,260           49
       Non-cash portion of restructing charge related
         to write-off of property, plant and equipment      33,013           --
       Deferred rent                                           363          (55)
       Minority interest in net income of
           consolidated subsidiary                             363          450
       Changes in operating assets and liabilities:
           Accounts receivable                              (4,543)      11,794
           Accounts receivable from related parties          2,104       (2,187)
           Inventories                                     (12,644)     (30,962)
           Prepaid expenses and deposits                    (1,754)        (743)
           Trade accounts payable                          (51,754)      13,967
           Accounts payable to related parties                   3       (1,639)
           Accrued compensation and benefits                (5,023)      (8,707)
           Other liabilities                                 2,044          210
           Income taxes payable (receivable)                (1,841)       8,082
           Restructuring liability                          16,521           --
                                                        -----------  -----------
               Net cash provided by operating
                   activities                               52,447      143,076
                                                        -----------  -----------
INVESTING ACTIVITIES
    Acquisition of property, plant and equipment          (160,976)    (261,199)
    Purchases of short-term investments                    (21,900)        (163)
    Proceeds from short-term investments at maturity            --      137,862
    Proceeds from disposal of equipment                        497        1,607
    Deposits and other assets                                 (441)        (420)
    Dividend distribution from unconsolidated joint
         venture                                             1,535           --
                                                        -----------  -----------
               Net cash used in investing
                   activities                             (181,285)    (122,313)
                                                        -----------  -----------
FINANCING ACTIVITIES
    Increase in long-term obligations                       75,000           --
    Sale of Common Stock, net of issuance costs              8,405        6,483
    Distribution to minority interest holder                    --         (279)
                                                        -----------  -----------
               Net cash provided by financing
                   activities                               83,405        6,204
                                                        -----------  -----------
    Increase (decrease) in cash and cash equivalents       (45,433)      26,967
    Cash and cash equivalents at beginning of year          90,741       14,879
                                                        -----------  -----------
    Cash and cash equivalents at end of period             $45,308      $41,846
                                                        ===========  ===========

                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 28, 1997


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 28, 1997 are not necessarily indicative of the results that may be expected for the year ending December 28, 1997.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 1996.

     The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three- and nine-month reporting periods for the comparable years included in this report are comprised of thirteen and thirty-nine weeks, respectively.


 NOTE 2 - INVESTMENT IN DEBT SECURITIES

        The Company invests its excess cash in high-quality, short-term debt and equity instruments. None of the Company's investments in debt securities have maturities greater than one year. The following is a summary of the Company's investments by major security type at amortized cost which approximates fair value:


                                                September 28, December 29,
                                                    1997          1996
(in thousands)                                  ------------- -------------

Corporate debt securities                             $9,549       $55,618
Mortgage-backed securities                            34,197        35,699
Municipal auction rate preferred stock                24,400         2,500
                                                ------------- -------------
                                                     $68,146       $93,817
                                                ============= =============


Amounts included in cash and cash equivalents        $43,746       $91,317
Amounts included in short-term investments            24,400         2,500
                                                ------------- -------------
                                                     $68,146       $93,817
                                                ============= =============

     The Company utilizes zero-balance accounts and other cash management tools to invest all available funds including bank balances in excess of book balances.


NOTE 3 - INCOME TAXES

        The tax provision for the first nine months of 1997 represents tax loss carrybacks associated with the Company's U.S. operations. The Company's wholly-owned thin-film media operation Komag USA (Malaysia)
Sdn. ("KMS") operates under an initial five-year tax holiday which commenced in July 1993. Assuming KMS fulfills certain commitments under its license to operate within Malaysia, this initial tax holiday may be extended for an additional five-year period by the Malaysian government. KMS has also been granted a ten-year tax holiday for its second and third plant sites in Malaysia. This new tax holiday has not commenced as of September 28, 1997.


NOTE 4 - TERM DEBT AND LINES OF CREDIT

        In June 1997, the Company amended an existing line of credit facility. The amended agreement increased the Company's total credit facilities to $345,000,000. At September 28, 1997, a total of $200,000,000 was available for additional borrowings under these credit facilities. Loan availability is subject to compliance with certain financial covenants, including limitations on the number of sequential quarterly losses.


NOTE 5 - RESTRUCTURING CHARGE

During the third quarter of 1997 the Company undertook an evaluation of the size and location of its existing production capacity relative to the short-term market demand outlook. Based upon this evaluation the Company implemented a restructuring plan in August 1997. Under the restructuring plan, the Company will consolidate its U.S. manufacturing operations onto its new campus in San Jose, California and close two older factories in Milpitas, California. The smaller of the two Milpitas factories was closed at the end of the third quarter of 1997 and the second factory is scheduled to close by the end of the second quarter of 1998. Over time the Company expects that its Malaysian manufacturing operations will account for an increasing portion of the Company's production output. By the end of 1998 the Company anticipates that approximately three-quarters of its disk output will be produced at the Malaysian manufacturing facilities, up from approximately 50% currently. These facilities are closer to customers' disk drive assembly plants in Southeast Asia and enjoy certain cost and tax advantages over the Company's U.S. manufacturing facilities.

The planned restructuring actions resulted in a charge of $52.2 million and included reducing headcount, vacating leased facilities, consolidating operations and disposing of assets. The restructuring charge included $3.9 million for severance costs associated with terminated employees, $33.0 million for the write-off of the net book value of equipment and leasehold improvements, $10.1 million related to equipment order cancellations and other equipment related costs and $5.2 million for facility closure costs. Non-cash items included in the restructuring charge totaled approximately $33.0 million. At September 29, 1997, $16.5 million related to the restructuring activities remained in current liabilities.

        The restructuring provisions were established and approved by the Company's executive management and its Board of Directors. Actual restructuring costs are recognized as reductions in the restructuring liability in the period incurred.


NOTE 6 - EARNINGS (LOSS) PER SHARE

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings per Share", which the Company is required to adopt for its fiscal year ending December 28, 1997. At that time, the Company will be required to change the method currently used to compute earnings (loss) per share and to restate all prior periods. Under the new requirements for calculating primary earnings (loss) per share, the dilutive effect of stock options will be excluded.
Application of FAS 128 is expected to have no impact on primary earnings (loss) per share for the three- and nine-month periods ended September 28, 1997 nor for the three-month period ended September 29, 1996. Earnings per share for the nine-month period ended September 29, 1996 will increase by $0.08 per share. The calculation of diluted earnings per share does not differ materially from the Company's reported primary earnings per share.



                               KOMAG, INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

        The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Factors that could cause actual results to differ include the following: industry supply-demand relationship and related pricing for high-end desktop and enterprise disk products; successful product qualification of next-generation products; utilization of manufacturing facilities; rate of improvement in manufacturing efficiencies on magnetoresistive ("MR") products; extensibility of process equipment to meet more stringent future product requirements; availability of sufficient cash resources; vertical integration and consolidation within the Company's limited customer base; increased competition; availability of certain sole-sourced raw material supplies; and the risk factors listed in the Company's Form 10-
K filed in March 1997. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview
        Results for the first nine-months of 1997 were dramatically lower than the first nine-months of 1996. Entering 1996 the Company was producing mature product offerings at high yields with full utilization of its capacity and strong demand for these products. Gross margins exceeding 40% in both the first and second quarters of 1996 were at near-record levels for the Company. In the third quarter of 1996, the Company began a rapid transition to MR and proximity-inductive thin-film media products. Manufacturing yields for these products were substantially below the high yields achieved during the first half of 1996. Additionally, the Company devoted significant portions of its manufacturing capacity to development efforts for the new products. As a result of these low yield and equipment utilization rates, the Company's sales in the second half of 1996 were production constrained and declined from the levels during the first half of the year.
Furthermore, an increasing mix of the low yielding new products led to a sequential decline in gross margin percentages in the second half of 1996. The gross margin percentage for the third and fourth quarters of 1996 were 24.0% and 11.7%, respectively.

        Net sales increased sequentially during the first two quarters of 1997, primarily due to manufacturing capacity additions, but fell sharply in the third quarter of 1997 as an excess supply of enterprise-class disk drives caused drive manufacturers to reduce their build plans
for this class of drives.   The Company's net sales and gross margin
decreased sharply to $129.7 million and 0.2%, respectively, in the third quarter of 1997, down sequentially from $175.1 million and 20.4%, respectively. Lower unit production volumes in the third quarter of 1997, coupled with the high fixed cost structure of the Company's business, increased unit production costs. Additionally, write-downs for excess supplies of certain inventories further depressed the third quarter's gross margin percentage.

        During the third quarter of 1997 the Company undertook an evaluation of the size and location of its existing production capacity relative to the short-term market demand outlook. Based upon this evaluation the Company implemented a restructuring plan in August 1997. Under the restructuring plan, the Company will consolidate its U.S. manufacturing operations onto its new campus in San Jose, California and close two older factories in Milpitas, California. The smaller of the two Milpitas factories was closed at the end of the third quarter of 1997 and the second factory is scheduled to close by the end of the second quarter of 1998. Over time the Company expects that its Malaysian manufacturing operations will account for an increasing portion of the Company's production output. By the end of 1998 the Company anticipates that approximately three-quarters of its disk output will be produced at the Malaysian manufacturing facilities, up from approximately 50% currently. These facilities are closer to customers' disk drive assembly plants in Southeast Asia and enjoy certain cost and tax advantages over the Company's U.S. manufacturing facilities.

        The Company anticipates that net sales for the fourth quarter of 1997 will rebound substantially relative to the third quarter of 1997 due in large measure to increased order volume for desktop media products. Disk sales into the enterprise market during the fourth quarter will remain well below the Company's historical levels due to the anticipated slow recovery of this segment. During the third quarter several customers qualified the Company's latest advanced disk offerings that permit recording densities of 1.5 gigabits ("Gb") per square inch and above, the equivalent of 2 gigabytes ("GB") of information on a 3 1/2 inch disk platter. These drive programs entered volume production late in the third quarter. The Company is in the process of qualifying this class of disk products into other disk drive programs. Such additional qualifications, if successful, could positively influence fourth quarter results but will more likely affect results in the first two quarters of 1998.


Revenue
        Net sales decreased 1% in the third quarter of 1997 relative to the third quarter of 1996. The decrease was primarily due to a decrease in unit volume. The overall average unit selling price was relatively unchanged between the comparable three-month periods. The overall average selling price typically strengthens only as the result of product transitions to higher-priced, more technologically advanced product offerings. Price reductions for individual product offerings are characteristic of the thin-film media industry. Sales of the new MR and proximity-inductive products, which began in the last half of 1996, increased rapidly and accounted for nearly all unit sales in the third quarter of 1997. The effect of the sales mix shift to these new higher-priced, next-generation products more than offset the effect of price reductions on individual product offerings and resulted in the flat overall average selling price. Net sales in the third quarter of 1997 and third quarter of 1996 included $1.8 million and $1.5 million of substrate sales, respectively. The Company periodically sells substrate products but does not currently anticipate that such sales will become a significant portion of its revenue.

        Net sales increased 8% in the first nine-months of 1997 relative to the first nine-months of 1996 primarily due to an increase in unit sales volume. Excluding substrate disk sales of $3.7 million in the first nine months of 1997 and $6.8 million in the first nine months of 1996, net sales of thin-film media increased approximately 9%. The increase was almost entirely due to a higher unit sales volume in the first three quarters of 1997. The overall average selling price increased less than 1% between the periods. The sales mix shift to higher-priced MR and proximity-inductive products described in the quarterly comparison more than offset the effect of price reductions on individual product offerings and resulted in the slight increase in the overall average selling price.

        In addition to sales of internally produced disk products, the Company has historically resold products manufactured by its Japanese joint venture, Asahi Komag Co., Ltd. (AKCL). Distribution sales of thin-film media manufactured by AKCL were $1.7 million in both the third quarter of 1997 and third quarter of 1996. Distribution sales of thin-film media manufactured by AKCL were $4.5 million in the first nine months of 1997 compared to $3.8 million in the first nine months of 1996. The Company expects that distribution sales of AKCL product will remain at a relatively low level throughout 1997.

        During the third quarter of 1997 three customers accounted for nearly 90% of consolidated net sales: Western Digital Corporation (50%), Maxtor Corporation (25%), and International Business Machines ("IBM") (14%). The Company expects that it will continue to derive a substantial portion of its sales from relatively few customers.

        The distribution of sales among customers may vary from quarter to quarter based on the match of the Company's product capabilities with specific disk drive programs of the customers. The Company's customer mix shifted dramatically in the third quarter of 1997 as a result of the reduction in enterprise-class disk drive production by the Company's customers. In the third quarter of 1997 Quantum Corporation, together with its Japanese contract manufacturing partner, Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") and Seagate Technology, Inc. collectively accounted for less than ten percent of the Company's net sales. The Company's disk sales to these customers were primarily incorporated into enterprise-class disk drives. These two customers collectively accounted for 35% of net sales in the second quarter of 1997.

        Unit production increased 22% in the third quarter of 1997 relative to the third quarter of 1996. Increased production volume typically occurs due to increased physical capacity (additional sputtering lines) and/or improvements in manufacturing efficiencies (improved production throughput from higher yields, better equipment utilization, and shorter process cycle times). In the third quarter of 1997 relative to the third quarter of 1996, the increased unit production volume was primarily due to the addition of physical capacity. Higher production throughput achieved through shorter process cycle times was largely offset by lower equipment utilization rates.
The Company operated below capacity in the third quarter of 1997 as a result of weak market demand for enterprise-class disk products. Manufacturing yields improved slightly between the comparable three-month periods.

        Unit production volume increased approximately 11% in the first nine months of 1997 compared to the first nine months of 1996. The net effect of a 21% increase in unit production capacity, coupled with an improvement in process cycle times, outpaced decreases in manufacturing yield and utilization rates during the comparable nine-month periods. Lower manufacturing yields occurred as a result of the product transition to MR and advanced proximity-inductive media. Product transition issues and the third quarter 1997 weakness in market demand for enterprise-class disk products were the primary contributors to the lower utilization rates.

        The Company expects to exit 1998 with a production capacity of 20 million disks per quarter after closure of the Company's two Milpitas, California plants. When fully equipped, the Company currently believes that its remaining manufacturing facilities in the U.S. and Malaysia will have the capacity to manufacture approximately 115 million disks per year. The Company's U.S. and Malaysian factories produced approximately 49 million disks in 1996 and 41 million disks during the first three quarters of 1997.

Gross Margin
        The gross margin percentage for the third quarter of 1997 was 0.2%, compared to 24.0% for the third quarter of 1996. The gross margin percentage for the first nine months of 1997 was 15.9%, down from 36.4% for the first nine months of 1996. The substantial decreases in the gross margin percentages between the comparable nine-month periods were primarily attributable to a combination of lower manufacturing yields, reduced equipment utilization rates and inherently higher product material and processing costs for MR and advanced proximity disks. Additionally, the Company incurred inventory write-downs of $10.8 million and $18.5 million in the third quarter and first nine months of 1997, respectively. Inventory write-downs were not significant in the third quarter and first nine months of 1996.

        The Company expects that gross margins should improve but will likely remain under pressure during the fourth quarter of 1997 and throughout the first half of 1998 until the Company's restructuring plan becomes fully implemented in the second half of 1998.

Operating Expenses
        Research and development ("R&D") expenses increased 67% ($5.3 million) and 70% ($14.9 million) in the three- and nine-month periods of 1997 relative to the comparable periods of 1996. The Company occupied a newly constructed 188,000 square-foot R&D facility in the first quarter of 1997. Costs for the new facility and increased R&D staffing accounted for the increases between the three- and nine-month periods of 1997 and the comparable periods of 1996. The Company expects to increase R&D spending by 70% to approximately $50 million in 1997 from $29 million in 1996 primarily due to additional facility, equipment and staffing costs.

        Selling, general and administrative ("SG&A") expenses decreased approximately 42% ($2.9 million) in the third quarter of 1997 relative to the third quarter of 1996. Lower provisions for bonus and profit sharing programs (decrease of $2.9 million) and lower provisions for bad debt (decrease of $0.4 million) resulted in the overall decrease in SG&A expenses between the quarters. Excluding provisions for bonus and profit sharing programs and provisions for bad debt, SG&A expenses increased $0.4 million. The higher spending was primarily due to increased payroll-related costs. SG&A expenses decreased 25% ($7.2 million) in the first nine months of 1997 compared to the first nine months of 1996 primarily due to a $9.3 million reduction in bonus and profit sharing provisions. Provisions for bad debt increased $0.2 million in the first nine months of 1997 compared to the first nine months of 1996. Excluding provisions for bonus and profit sharing programs and provisions for bad debt, SG&A expenses increased $2.0 million due mainly to higher payroll and facility-related costs. The Company occupied a newly constructed administration facility in March 1997.

        The Company implemented a restructuring plan for its U.S. manufacturing operations in the third quarter of 1997 and recorded a restructuring charge of $52.2 million. The restructuring charge included $3.9 million for severance costs associated with terminated employees, $33.0 million for the write-off of the net book value of equipment and leasehold improvements, $10.1 million related to equipment order cancellations and other equipment related costs and $5.2 million for facility closure costs. Non-cash items included in the restructuring charge totaled approximately $33.0 million.

Interest and Other Income/Expense
        Interest income decreased $0.2 million in the third quarter of 1997 relative to the third quarter of 1996 and $1.8 million in the first nine months of 1997 relative to the first nine months of 1996. The decreases were due to lower average cash and short-term investment balances in the current year periods. Interest expense increased $2.4 million in the third quarter of 1997 compared to the third quarter of 1996 and $6.2 million in the first nine months of 1997 relative to the first nine months of 1996. The Company borrowed $145.0 million under its credit facilities between the beginning of December 1996 and the end of March 1997. The Company had no outstanding debt during the first nine months of 1996.

        Other income decreased $0.5 million in the third quarter of 1997 compared to the third quarter of 1996. Other income in the third quarter of 1997 included increased gains on foreign currency transactions ($1.0 million), higher losses on the disposal of property, plant and equipment ($0.4 million), reduced royalty income from AKCL for sales made by AKCL outside of Japan ($0.6 million) and increases in other miscellaneous expenses ($0.5 million). Other income increased $0.2 million in the first nine months of 1997 relative to the first nine months of 1996. Other income in the first nine months of 1997 included increased gains on foreign currency transactions ($1.2 million), higher losses on the disposal of property, plant and equipment ($1.2 million), increased royalty income from AKCL for sales made by AKCL outside of Japan ($0.7 million) and increases in other miscellaneous expenses ($0.5 million).

Income Taxes
        The tax provision for the first nine months of 1997 represents tax loss carrybacks associated with the Company's U.S. operations. The Company's wholly-owned thin-film media operation Komag USA (Malaysia)
Sdn. ("KMS") operates under an initial five-year tax holiday which commenced in July 1993. Assuming KMS fulfills certain commitments under its license to operate within Malaysia, this initial tax holiday may be extended for an additional five-year period by the Malaysian government. KMS has also been granted a ten-year tax holiday for its second and third plant sites in Malaysia. This new tax holiday has not commenced as of September 28, 1997.

Minority Interest in KMT/Equity in Net Income (Loss) of AKCL
        The minority interest in the net income (loss) of consolidated subsidiary represented Kobe Steel USA Holdings Inc.'s ("Kobe USA's") 20% share of Komag Material Technology, Inc.'s ("KMT's") net income
(loss). KMT recorded a minimal net loss in the third quarter of 1997 and net income of $0.9 million in the third quarter of 1996. KMT recorded net income of $1.8 million and $2.3 million in the first nine months of 1997 and 1996, respectively.

        The Company records 50% of AKCL's net income (loss) as equity in net income (loss) of unconsolidated joint venture. AKCL reported a net loss of $7.7 million in the third quarter of 1997, substantially worse than the net income of $1.6 million incurred in the third quarter of 1996. AKCL reported a net loss of $3.1 million in the first nine months of 1997 compared to a net income of $19.4 million in the first nine months of 1996. Results for the first nine months of 1997 included a $5.3 million (net of tax) gain on AKCL's March 1997 sale of its investment in Headway Technologies, Inc. Excluding the gain, AKCL incurred a net loss of $8.4 million in the first nine months of 1997.

        AKCL was primarily producing mature inductive products with more stable, higher yields in the third quarter and first nine months of 1996. Product transition issues related to AKCL's qualification and production of MR products adversely affected both the third quarter and first nine months of 1997. AKCL operated substantially under capacity in the third quarter of 1997 and the Company anticipates that AKCL will continue to underutilize its capacity through at least the end of 1997. AKCL's equity contribution is expected to remain negative but could show some improvement over the third quarter's result. AKCL is currently in the process of qualifying MR products with customers. Assuming AKCL successfully qualifies for new drive programs, volume production and shipments into those programs are not expected to begin until at least the first quarter of 1998.

Liquidity and Capital Resources:

        Cash and short-term investments of $69.7 million at the end of the third quarter of 1997 decreased $23.5 million from the end of the prior fiscal year. Consolidated operating activities generated $52.4 million in cash during the first nine months of 1997. The Company borrowed
$75.0 million under its credit facilities and spent $161.0 million on capital requirements during the first nine months of 1997. Sales of Common Stock under the Company's stock option and employee stock purchase programs generated $8.4 million. Additionally, the Company received a $1.5 million cash dividend from AKCL.

        Total capital expenditures for 1997 were previously planned at approximately $290 million, and included expenditures for additional production capacity, equipment upgrades, facility expansions, and R&D equipment. The Company has reevaluated its capital plan. Based on this review the Company currently expects capital expenditures to approximate $200 million to $220 million for 1997. The Company will focus expenditures primarily on projects that improve process capabilities and support an increasing MR product mix.

        Current noncancellable capital commitments total approximately $95 million. The Company currently has $200 million available under its $345 million unsecured, multi-year bank lines of credit. The availability of funds under these lines of credit is subject to compliance with certain financial covenants, including limitations on the number of sequential quarterly losses. The Company believes that the reduction in capital spending and the completion of the Company's restructuring plan are necessary to ensure that the Company maintains adequate cash reserves through 1998.



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

             ITEM 3. Defaults Upon Senior Securities-Not Applicable.

             ITEM 4. Submission of Matters to a Vote of Security Holders-
                     Not Applicable.

             ITEM 5. Other Information-Not Applicable.

             ITEM 6. Exhibits and Reports on Form 8-K

                   (a) Exhibit 10.24-First Amendment to Amended and Restated Credit Agreement dated October 9, 1997 Among Komag, Incorporated and
                           BankBoston,  N.A. as Agent.


                          Exhibit 27-Financial Data Schedule

                   (b)    Not Applicable

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               KOMAG, INCORPORATED
                                  (Registrant)








DATE:   November 7, 1997           BY:  /s/ William L. Potts, Jr.
       -----------------              --------------------------------------
                                             William L. Potts, Jr.
                                             Senior Vice President and
                                             Chief Financial Officer

DATE:   November 7, 1997           BY: /s/ Stephen C. Johnson
        -----------------             --------------------------------------
                                              Stephen C. Johnson
                                              President and
                                              Chief Executive Officer