Form 10-K405
period 1997-12-28
KOMAG INC /DE/
filed 1998-03-25
CIK 813347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended December 28, 1997

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

               1704 Automation Parkway, San Jose, California 95131 (Address of Principal Executive Offices, including Zip Code)

       Registrant's telephone number, including area code: (408) 576-2000

         Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
         Title of each class                                on which registered
         -------------------                               --------------------
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

                            [Cover page 1 of 2 pages]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment of this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 20, 1998 was approximately $722,784,028 (based upon the closing sale price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         On  February  20,  1998   approximately   52,806,139   shares  of  the
Registrant's Common Stock, $0.01 par value, were outstanding.

                       Documents Incorporated by Reference

         Designated portions of the following document are incorporated by reference into this Report on Form 10-K where indicated:

         Komag,   Incorporated   Proxy  Statement  for  the  Annual  Meeting  of
Stockholders to be held on May 27, 1998, Part III.

                                     PART I

ITEM 1.  BUSINESS

Komag, Incorporated ("Komag" or the "Company") designs, manufactures and markets thin-film media ("disks"), the primary storage medium for digital data used in computer hard disk drives. Komag believes it is the world's largest independent manufacturer of thin-film media and is well positioned as a broad-based strategic supplier of choice for the industry's leading disk drive manufacturers. The Company's business strategy relies on the combination of advanced technology and high-volume manufacturing. Komag's products address the high-end desktop and the high-capacity/high-performance enterprise segments of the disk drive market and are used in products such as personal computers, disk arrays, network file servers and engineering workstations. The Company manufactures leading-edge disk products primarily for 3 1/2-inch and 5 1/4-inch form factor hard disk drives. The Company was organized in 1983 and is incorporated in the State of Delaware.

The Company's business is subject to risks and uncertainties, a number of which are discussed under "Risk Factors."

Increasing demand for digital storage and low-cost, high-performance hard disk drives has resulted in strong unit demand for these products. International Data Corporation ("IDC") forecasts that worldwide disk drive unit shipments in 1998 through 2001 will grow at a 17% compound annual growth rate. Greater processing power, more sophisticated operating systems and application software, high-resolution graphics and larger data bases are among the developments that have required ever higher performance from disk drives. For example, the first 5 1/4-inch hard disk drive, introduced in 1980, offered a capacity of five megabytes (one million bytes is a megabyte or "MB") with a storage density of less than two megabits (one million bits is a megabit; eight bits is one byte) per square inch. Current-generation 3 1/2-inch drives typically have capacities of one to nine gigabytes (one billion bytes is a gigabyte or "GB") with densities of approximately 1.0 to 1.5 gigabits (one billion bits is a gigabit) per square inch. Advances in component technology have been critical to improving the performance and storage capacity of disk drives and lowering the cost per bit stored.

The Company has capitalized on its technological strength in thin-film processes and its manufacturing capabilities to achieve and maintain its position as the leading independent supplier to the thin-film media market. The Company's technological strength stems from the depth of its understanding of materials science and the interplay between disks, heads and other drive components. Komag's manufacturing expertise in thin-film media is evidenced by its history of delivering reliable products in high volume. Current manufacturing operations are conducted by the Company in the U.S. and Malaysia as well as through Asahi Komag Co., Ltd. ("AKCL"), a joint venture with Asahi Glass Co., Ltd. ("Asahi Glass") and Vacuum Metallurgical Company, which manufactures thin-film media in Japan and Thailand. The Company manufactures disk substrates for internal use through its subsidiary, Komag Material Technology, Inc. ("KMT") located in Santa Rosa, California. A 20% minority interest in KMT is held by Kobe Steel USA Holdings Inc. ("Kobe USA"), together with Kobe Steel, Ltd. ("Kobe") and other affiliated companies.

Technology
Komag manufactures and sells thin-film magnetic media on rigid disk platters for use in hard disk drives. These drives are used in computer systems to record, store and retrieve digital information. Inside a disk drive, the media or disk rotates at speeds of up to 10,000 rpm.
The head scans across the disk as it spins, magnetically recording or reading information. The domains where each bit of magnetic code is stored are extremely small and precisely placed. The tolerances of the disks and recording heads are extremely demanding and the interaction between these components is one of the most critical design aspects in an advanced disk drive.

The primary factors governing the density of storage achievable on a disk's surface are (1) the minimum distance at which read/write heads can reliably pass over the surface of the disk to detect a change in magnetic polarity when reading from the disk, defined as glide height (measured in microinches or millionths of an inch); (2) the strength of the magnetic field required to change the polarity of a bit of data on the magnetic layer of a disk when writing, defined as coercivity (measured in oersteds-"Oe"), and (3) the ability of the head to discriminate a signal from background media noise (signal-to-noise ratio). As glide height is reduced, smaller bits can be read. The higher the coercivity of the media, the smaller the width of the bit that can be stored. The signal-to-noise ratio is determined by the choice of magnetic materials and the method for depositing those materials on the disk's surface. The Company's plating, polishing and texturing processes result in a uniform surface with relatively few defects, which permits the read/write heads to fly over the disk surface at glide heights of 0.8 to 1.0 microinches. The magnetic alloys deposited on the surfaces of Komag's disks have high coercivity, low noise and other desirable magnetic characteristics. The combination of these factors results in more data stored in a given area on the disk surface.

The Company currently manufactures inductive and magnetoresistive
("MR") media. Inductive media is designed for use in conjunction with a conventional head that uses a single electromagnet to read and write data. The most advanced versions of inductive media are termed proximity media, describing the extremely low glide height necessary to achieve high recording density. An MR disk is optimized for use with MR heads that use separate read and write elements. The write element is made from conventional inductive materials, but the read element is made of a material whose electrical resistance changes when subjected to changes in a magnetic field. MR heads are more sensitive to magnetic fields enabling them to read more densely-packed, smaller-sized bits. The Company believes that MR disks will be the predominant media for disk drives in 1998. In 1997, MR media accounted for nearly half of the Company's net revenue.

Products, Customers and Marketing
Komag's thin-film disk products generally can be classified by size and type of media. The diameter of the disk corresponds roughly with the width of the disk drive. The Company sells primarily 95-mm and 130-mm disks for 3 1/2-inch and 5 1/4-inch drives, respectively. The Company currently sells inductive (including proximity) and MR media. Within each of these sizes and types of media, Komag offers a range of coercivities, glide height capabilities and other parameters to meet specific customer requirements.

 Komag primarily sells its media products to independent OEM disk drive manufacturers for incorporation into hard disk drives that are marketed under the manufacturers' own labels. The Company also currently sells its disks to computer system manufacturers who make disk drives for their own use or for sale in the open market. The Company works closely with customers as they design new high-performance disk drives and generally customizes its products according to customer specifications.

 Five customers accounted for approximately 96% of the Company's net sales in 1997. Net sales to major customers were as follows: Western Digital Corporation ("Western Digital")-38%; Maxtor Corporation, a subsidiary of Hyundai Electronics America, ("Maxtor")-19%; Quantum Corporation ("Quantum"), including its Japanese manufacturing partner, Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE")-15%; Seagate Technology, Inc. ("Seagate")-14%; and International Business Machines ("IBM")-10%. Sales are generally concentrated in a small number of customers due to the high volume requirements of the dominant disk drive manufacturers and their tendency to rely on a few suppliers because of the close interrelationship between media and other disk drive components. Further, industry consolidation continued among the Company's disk drive customers in 1997 with the bankruptcy and shutdown of Micropolis in November. Given the relatively small number of high-performance disk drive manufacturers, the Company expects that it will continue its dependence on a limited number of customers.

Sales are made directly to disk drive manufacturers worldwide (except media sales into Japan) from the Company's U.S. and Malaysian operations. Sales of media for assembly into disk drives within Japan are made solely through AKCL. On a selective basis, the Company has used AKCL to distribute its products to Japanese drive manufacturers for assembly outside of Japan. During 1997, the Company sold product to MKE in Japan and to MKE's Singapore manufacturing facility through AKCL. Media sales to the Far East from the Company's U.S. and Malaysian operations represented 96%, 88% and 62% of Komag's net sales in 1997, 1996 and 1995, respectively. The Company's customers assemble a substantial portion of their disk drives in the Far East and subsequently sell these products throughout the world. Therefore, the Company's high concentration of Far East sales does not accurately reflect the eventual point of consumption of the assembled disk drives. All foreign sales are subject to certain risks common to all export activities, such as government regulation and the risk of imposition of tariffs or other trade barriers. Foreign sales must also be licensed by the Office of Export Administration of the U.S. Department of Commerce.

The Company's sales are generally made pursuant to purchase orders rather than long-term contracts. At December 28, 1997, the Company's backlog of purchase orders scheduled for delivery within 90 days totaled approximately $23.7 million compared to $113.0 million at December 29, 1996. These purchase orders may be changed or canceled by customers on short notice without significant penalty. Accordingly, the backlog should not be relied upon as indicative of sales for any future period.

Manufacturing

        Komag's manufacturing expertise in thin-film media is evidenced by its history of delivering reliable products in high volume. Through the utilization of proprietary processes and techniques, the Company has the capability to produce advanced disk products that generally exhibit uniform performance characteristics. Such uniform performance characteristics enhance the reliability of the drive products manufactured by the Company's customers. In addition, these characteristics raise production yields on the customers' manufacturing lines, which is an important cost consideration especially in high-performance disk drives with large component counts. Manufacturing costs are highly dependent upon the Company's ability to effectively utilize its installed physical capacity to produce large volumes of products at acceptable yields. To improve yields and capacity utilization, Komag has adopted formal continuous improvement programs at all of its worldwide operations. The process technologies employed by the Company require substantial capital investment. In addition, long lead times to install new increments of physical capacity complicate capacity planning.

 The manufacture of the Company's thin-film sputtered disks is a complex, multistep process that converts aluminum substrates into finished data storage media ready for use in a hard disk drive. The process requires the deposition of extremely thin, uniform layers of metallic film onto a disk substrate. To achieve this end, the Company uses a vacuum deposition, or sputtering, method similar to that used to coat semiconductor wafers. The basic process consists of many interrelated steps that can be grouped into five major categories:

1. Sizing and Grinding of the Substrate: A raw aluminum blank substrate is sized by precisely cutting the inner and outer diameter of the blank. A mechanical grinding process is then utilized to provide a relatively flat surface on the substrate prior to nickel alloy plating.

2. Nickel Alloy Plating and Polishing of the Substrate: Through a series of chemical baths aluminum substrates are plated with a uniform nickel phosphorus layer in order to provide support for the magnetic layer. Next, this layer is polished to achieve the required flatness.

3. Fine Polishing, Texturing and Cleaning: During these process steps, disks are smoothed and cleaned to remove surface defects to allow the read/write heads of the disk drives to fly at low and constant levels over the disks.

4. Sputtering and Lube: By a technically demanding vacuum deposition process, magnetic layers are successively deposited on the disk and a hard protective overcoat is applied. After sputtering, a microscopic layer of lubrication is applied to the disk's surfaces to improve durability and reduce surface friction.

5. Glide Test and Certification: In robotically controlled test cells, disks are first tested for a specified glide height and then certified for magnetic properties. Based on these test results, disks are graded against customers' specific performance requirements.

Most of the critical process steps are conducted in Class 100 or better environments. Throughout the process, disks are generally handled by custom-designed and, in many cases, Company-built automated equipment to reduce contamination and enhance process precision. Minute impurities in materials used, particulate contamination or other production problems can reduce production yields and, in extreme cases, result in the prolonged suspension of production. Although no contamination problems have required prolonged suspension of the Company's production to date, no assurance can be given that the Company will not experience manufacturing problems from contamination or other causes in the future.

To address increased areal density requirements of disk products that will be introduced in mid-1998 and beyond, the Company has decided to make certain modifications to its current production processes during 1998. While the major processing steps remain the same, the implementation of various steps will be different. For a discussion of the process changes and the risks associated with these changes, see "Risk Factors-Rapid Technology Change."

Facilities and Production Capacity
Due to a recent slowdown in the growth of demand for media, improvements in the capabilities of the Company's competitors (both captive and noncaptive) and deployment of significant amounts of new media manufacturing capacity by many media suppliers including Komag, the Company's capacity is materially underutilized for the first time since 1989. The Company is in the process of executing a restructuring plan to reduce its manufacturing floorspace in response to these current conditions. At December 28, 1997, the Company and its joint venture, AKCL, had facilities in the U.S., Japan, Malaysia and Thailand.

The Company occupied four production factories in the U.S. comprising approximately 468,000 square feet of floorspace, an R&D facility of approximately 188,000 square feet and warehouse and administrative facilities with approximately 130,000 square feet. One factory, subject to closure under the Company's restructuring plan, and a warehouse are located in Milpitas, California. Two factories are located in San Jose, California. The fourth factory, the Company's majority-owned subsidiary
(KMT), is located in Santa Rosa, California. The factories in Milpitas and San Jose primarily perform the process steps from fine polishing through test whereas the KMT facility manufactures aluminum substrates. At the end of the third quarter of 1997, the Company closed the first of the two Milpitas factories in accordance with the restructuring plan. This space has been subleased. Subsequent to year-end, the Company closed the second Milpitas factory.

The Company owns three production facilities in Malaysia, two in Penang totaling approximately 615,000 square feet and one in Sarawak of approximately 275,000 square feet. One of the Penang factories performs all of the Company's process steps except aluminum substrate preparation and the other is equipped to perform the fine polish through test steps. The Sarawak factory is primarily dedicated to plating and polishing and has limited capacity to manufacture aluminum substrates. The Company has strategically located a large portion of its total worldwide front end and back end manufacturing capacity in Malaysia. These facilities are closer to the customers' disk drive assembly plants in Southeast Asia and enjoy certain cost and tax advantages.
AKCL occupies approximately 495,000 square feet of building space. AKCL's Japanese facilities are primarily dedicated to fine polish through test and its Thailand facility is designed for plating and polishing.

The Company expects to have installed equipment capacity at its U.S.
and Malaysian facilities capable of producing 20 million units per quarter by the end of 1998, assuming full utilization with proper labor staffing and adequate yields. These facilities when fully equipped and staffed are expected to be capable of producing in excess of 25 million units per quarter. AKCL anticipates exiting 1998 with a quarterly capacity of approximately 7 million units. Beginning in 1998, the Company and AKCL will use a combination of in-line and static sputtering machines to manufacture their disk products. See "Risk Factors-Rapid Technology Change".

Research, Development and Engineering
Since its founding, Komag has focused on the development of advanced thin-film disk designs as well as the process technologies necessary to produce these designs. The Company's spending and capital investment for R&D are aimed at the investigation, design, development and testing of new products and processes as well as the development of more efficient processes that can be integrated into manufacturing in a commercially viable manner. Historically, the Company has utilized a full-scale in-line sputtering line for both development and pilot production. The new R&D facility is equipped with two in-line sputtering lines and two static sputtering systems. The Company believes this additional capacity will allow more rapid development of new products as well as expanded prototype and pilot production capability.

In 1998, the Company plans to spend approximately $50 million for R&D, comparable to the amount spent in 1997. The Company's R&D team will focus on introduction of new product generations, on process changes to manufacture such products, and on improvements to increase yields of products currently in volume production. As areal density increases, recording heads are required to read and write smaller data bits packed more tightly together on the surface of a disk. To accomplish this, the read/write head must fly closer to the disks' surfaces and be able to discriminate smaller, weaker magnetic signals. Disk substrates must be smoother and flatter, with fewer, smaller defects. In addition, more uniform crystal growth and improved magnetic orientation on the surface of the disk is needed to facilitate increased density. The Company plans to migrate its sputtering process from the deposition of a magnetic layer over an amorphous underlayer to epitaxial deposition of the active magnetic layer upon a crystalline underlayer, to achieve these desired magnetic characteristics. Since epitaxial deposition requires higher temperatures and dryer process chambers than current processes, a number of changes must be made during 1998. First, the processes related to producing substrates, prior to sputtering, must be changed by adding new annealing steps to accommodate higher process temperatures. Next, to make substrates smoother and reduce defects a new polish step will be added. Further, the Company plans to upgrade its existing in-line sputtering lines to increase process temperatures and provide higher vacuum capability. While the Company believes the relatively slow deposition rate achieved in its in-line sputtering machines will provide a competitive advantage over time, the Company and AKCL will also purchase and use static sputtering lines. This will allow the Company to gain experience using static sputtering equipment, which runs at higher deposition rates and temperatures than the Company's in-line sputtering systems. Finally, the Company will have to continue reducing and eliminating sources of contamination throughout its process to reduce small surface defects on its disk products. See "Risk Factors-Rapid Technology Change."

        The Company's expenditures (and percentage of sales) on research, development and engineering, were $51.4 million (8.1%) in fiscal 1997, $29.4 million (5.1%) in fiscal 1996 and $23.8 million (4.6%) in fiscal 1995.

Strategic Alliances
The Company has established joint ventures with Asahi Glass and Kobe. Komag believes these alliances have enhanced the Company's competitive position by providing research, development, engineering and manufacturing expertise that reduce costs and technical risks and shorten product development cycles.

Asahi Komag Co., Ltd. ("AKCL")
In 1987, the Company formed a partnership (Komag Technology Partners) with the U.S. subsidiaries of two Japanese companies, Asahi Glass and Vacuum Metallurgical Company. The partners simultaneously formed a wholly owned subsidiary, AKCL, to manufacture and distribute thin-film disks in Yonezawa, Japan. Under the joint venture agreement, the Company contributed technology developed prior to January 1987 and licensed technology developed after January 1987, to the extent such technology relates to sputtered thin-film hard disk media, for a 50% interest in the partnership. The Japanese partners contributed equity capital aggregating 1.5 billion yen (equivalent to approximately $11 million at that time). AKCL began commercial production in 1988.

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

Disk sales to AKCL represented 14% of the Company's net sales in 1997 compared to 6% in 1996 and less than 1% in 1995. Disk sales by the Company to AKCL for distribution are expected to decline in 1998. The Company purchased 11% of AKCL's unit output during 1997 compared to approximately 3% and 1% in 1996 and 1995, respectively. The Company anticipates that distribution sales of AKCL-produced disks to U.S. customers in 1998 will remain a relatively small percentage of the Company's net sales.

As a result of product transition and qualification issues, AKCL operated substantially under capacity for the majority of 1997. While AKCL has obtained qualification on new product offerings, the Company anticipates that AKCL will continue to underutilize its capacity through at least the second quarter of 1998. In February 1998, AKCL decided to replace certain manufacturing equipment. The capacity underutilization, coupled with the equipment write-off, will most likely generate substantial quarterly losses at AKCL for at least the first half of 1998.

AKCL plans to use a combination of static and in-line sputtering machines to manufacture its disk products. AKCL believes that the products produced by a static sputtering process will be technically similar to those produced by other Japanese media suppliers, thus improving AKCL's ability to meet specific requirements of certain Japanese customers on a timely basis. AKCL also plans to implement the new epitaxial process on certain in-line sputtering equipment. The successful implementation of the epitaxial process on AKCL's in-line sputtering equipment, and the Japanese market acceptance of products produced using in-line equipment, will determine AKCL's relative mix of in-line and static machines.

Komag Material Technology, Inc. ("KMT")
In 1988, Komag formed a wholly owned subsidiary, KMT, to secure an additional stable supply of aluminum substrates of satisfactory quality for the Company's products. In 1989, Kobe, a leading worldwide supplier of blank aluminum substrates, purchased a 45% interest in KMT for $1.4 million. In December 1995, the Company reacquired 25% of the outstanding Common Stock of KMT by purchasing shares from Kobe for $6.75 million. The Company's purchase raised its total ownership percentage of KMT to 80%. Under the recent stock purchase and related agreements, Kobe retained one seat on KMT's Board of Directors.

Under these agreements, Kobe will continue to supply substrate blanks to KMT while the Company will continue to purchase KMT's entire output of finished substrates. Further, the Company has indicated its intention to purchase a substantial proportion of its future substrate requirements from Kobe, a continuation of a past procurement practice. In combination, KMT, Kobe, and the Company's Sarawak facility supply substantially all of the Company's substrate requirements. The Company's Sarawak facility began substrate production in 1997.

Equity Positions Held by Asahi Glass and Kobe in Komag
Asahi Glass and Kobe each purchased two million shares of newly issued Common Stock from the Company for $20 million in January 1989 and March 1990, respectively. In 1992, Asahi Glass transferred ownership of its shares to a U.S. subsidiary of Asahi Glass. Under their respective stock purchase agreements, Asahi Glass and Kobe each have the right to purchase additional shares of the Company's Common Stock on the open market to increase their respective equity interests in the Company to 20%, to maintain their percentage interest in the Company by purchasing their pro rata shares of any new equity issuance by the Company and to require the Company to register their shares for resale, either on a demand basis or concurrent with an offering by the Company. Each stock purchase agreement further provides that the Company shall use its best efforts to elect a representative of each investor to the Company's Board of Directors and to include such representatives on the Nominating Committee of the Board. There were no purchases or sales of the Company's stock by Asahi Glass or Kobe in 1997 and according to the Company's stock records at February 20, 1998, Asahi America and Kobe held 2,000,000 and 2,000,002 shares of Common Stock, respectively. Sales of significant amounts of the security holdings of Asahi Glass and/or Kobe in the future could adversely affect the market price of the Company's Common Stock. Any sales by either party, however, would relieve the Company of its obligation to nominate that party's representative for election to the Board of Directors.



Competition

Current thin-film disk competitors fall into three groups: U.S. noncaptive manufacturers, U.S. captive manufacturers, and Japanese/Asian manufacturers. Historically, each of these groups has supplied approximately 30% to 40% of the worldwide thin-film disk unit output. Based upon research conducted by an independent market research firm, the Company believes it is the leading independent supplier of thin-film disks. The Company's 1997 net sales were more than 90% greater than the next largest U.S. noncaptive manufacturer during the same period. U.S. noncaptive thin-film disk competitors include HMT Technology Corporation and StorMedia Inc. (including the former Akashic Memories Corporation, which was purchased by StorMedia as of December 31, 1997). Japan-based thin-film disk competitors include Fuji Electric Company, Ltd.; Mitsubishi Kasei Corp.; Showa Denko K.K.; and HOYA Corporation. The U.S. captive manufacturers include IBM and OEM disk drive manufacturers, such as Maxtor, Seagate and Western Digital, which manufacture disks as a part of their vertical integration programs. To date, IBM and these OEM disk drive manufacturers have sold nominal quantities of disks in the open market. Captive media suppliers, in particular Seagate, added significant capacity in 1997 and gained market share. The captive manufacturers supplied in the low-40% range of the disk drive industry's media requirements for 1997 and exited the year with a market share in the mid- to high-40% range. Continued success by the captive suppliers could heighten competition among the noncaptive media suppliers for the remaining available market. Such competition could adversely affect the financial results of noncaptive suppliers, such as Komag. See "Risk Factors-Competition."



Environmental Regulation

The Company is subject to a variety of regulations in connection with its operations and believes that it has obtained all necessary permits for its operations. The Company uses various industrial hazardous materials, including metal plating solutions, in its manufacturing processes. Wastes from the Company's manufacturing processes are either stored in areas with secondary containment before removal to a disposal site or processed on site and discharged to the industrial sewer system.

The Company has made investments in upgrading its waste-water treatment facilities to improve the performance and consistency of its waste-water processing. Nonetheless, industrial waste-water discharges from the Company may, in the future, be subject to more stringent regulations. Failure to comply with present or future regulations could result in the suspension or cessation of part or all of the Company's operations. Such regulations could restrict the Company's ability to expand at its present locations or could require the Company to acquire costly equipment or incur other significant expenses.


Patents and Proprietary Information
Komag holds and has applied for U.S. and foreign patents and has entered into cross-licenses with certain of its customers. While possession of patents could present obstacles to the introduction of new products by competitors and possibly result in royalty-bearing licenses from third parties, the Company believes that its success does not depend on the ownership of intellectual property rights but rather on its innovative skills, technical competence and marketing abilities. Accordingly, the patents held and applied for will not constitute any assurance of the Company's future success.

The Company regards elements of its equipment designs and processes as proprietary and confidential and relies upon employee and vendor nondisclosure agreements and a system of internal safeguards for protection. Despite these steps for protecting proprietary and confidential information, there is a risk that competitors may obtain and use such information. Furthermore, the laws of certain foreign countries in which the Company does business may provide a lesser degree of protection to the Company's proprietary and confidential information than provided by the laws of the U.S. In addition, the Company from time to time receives proprietary and confidential information from vendors, customers and partners, the use and disclosure of which are governed by nondisclosure agreements. Through internal communication and the monitoring of use and disclosure of such information, the Company complies with its obligations regarding use and nondisclosure. However, despite these efforts, there is a risk that such information may be used or disclosed in violation of the Company's obligations of nondisclosure.

        The Company has occasionally received, and may receive in the future, communications from third parties asserting violation of intellectual rights alleged to cover certain of the Company's products or manufacturing processes or equipment. In such cases, the Company evaluates whether it would be necessary to defend against the claims or to seek licenses to the rights referred to in such communications.
However, no assurance can be given that the Company will be able to negotiate necessary licenses on terms that would not have a material adverse effect on the Company, or at all, or that any litigation resulting from such claims would not have a material adverse effect on the Company's business and financial results.

Employees
As of December 28, 1997, the Company and its consolidated subsidiaries had 4,738 employees (4,689 of which are regular employees and 49 of which were employed on a temporary basis), including 4,233 in manufacturing, 330 in research, development and engineering and 175 in sales, administrative and management positions. Of the total, 2,930 are employed at offshore facilities.

The Company believes that its future success will depend in large part upon its ability to continue to attract, retain and motivate highly skilled and dedicated employees. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage.



Risks Factors

The Company's business is subject to a number of risks and uncertainties. While this discussion represents the Company's current judgment on the risks and future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. The discussion contained in
Item 1-"Business" and Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations" contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ are the following. The Company sells a single product into a market characterized by rapid technological change and sudden shifts in the balance between supply and demand. Further, the Company is dependent on a limited number of customers, some of whom also manufacture some or most of their own disks internally. Competition in the market, defined by both technology offerings and pricing, can be fierce, especially during times of excess available capacity. The Company has a high fixed-cost structure that can cause operating results to vary dramatically with changes in the yield, productivity and utilization of its factories. In addition, the business requires substantial investments for research and development activities and for physical assets such as equipment and facilities, that are dependent on the Company's access to financial resources. These and other risks are discussed more fully below. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Rapid Technology Change

The thin-film disk industry has been characterized by rapid technological developments, increasingly shorter product life cycles and price erosion. The Company believes that its future success depends, in large measure, on its ability to develop and implement new process technologies in a timely manner and to continually improve these technologies. Such technologies must support cost-effective, high-volume production of thin-film disks that meet the ever-advancing customer requirements for enhanced magnetic recording performance.

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

As areal density increases, recording heads are required to write and read smaller data bits packed more tightly together on the surface of the disk. To accomplish this, the read/write head must fly closer to the disks' surfaces and be able to discriminate smaller, weaker magnetic signals. Disk substrates must be smoother and flatter, with fewer, smaller defects. In addition, more uniform crystal growth and improved magnetic orientation on the disk surface is needed to facilitate increased density. The Company plans to migrate its sputtering process from the deposition of a magnetic layer over an amorphous underlayer to epitaxial deposition of the active magnetic layer upon a crystalline underlayer to achieve these desired magnetic characteristics. Since epitaxial deposition requires higher temperatures and dryer process chambers than current processes, a number of changes must be made during 1998. First, the processes related to producing substrates, prior to sputtering, must be changed by adding new annealing steps to accommodate higher process temperatures. Next, to make substrates smoother and reduce defects a new polish step will be added. Further, the Company plans to upgrade its existing in-line sputtering lines to increase process temperatures and provide higher vacuum capability. While the Company believes the relatively slow deposition rate achieved in its in-line sputtering machines will provide a competitive advantage over time, the Company and AKCL will also purchase and use static sputtering lines. This will allow the Company to gain experience using static sputtering equipment, which runs at higher deposition rates and temperatures than the Company's in-line sputtering systems. Finally, the Company will have to continue reducing and eliminating sources of contamination throughout its process to reduce small defects on the disks' surfaces. There can be no assurance that the Company and AKCL will succeed in modifying equipment or deploying these new processes into manufacturing in a timely or cost-effective manner. Failure to execute these process changes, or to execute them on time, or the inability to achieve expected improvements through these planned changes could result in products that would not meet industry needs. This would in turn lead to delay in, or failure of, new product qualification and resulting lower sales, which could have a material adverse effect on the Company's results of operations.

Dependence on Hard Disk Drive Industry; Limited Number of Customers

The demand for the Company's high-performance thin-film disks depends upon the demand for hard disk drives and the Company's ability to provide technically superior products at competitive prices. The hard disk drive market is characterized by short product life cycles and rapid technological change. Failure by the Company to qualify new products and/or successfully achieve volume production of new customer products could adversely affect the Company's results of operations. The market is also characterized by changes in the balance between supply and demand. During periods of excess supply, prices can drop rapidly, causing abrupt changes in the Company's financial performance. Prior to 1997, the Company's financial performance was partially insulated from this effect due to its focus on sales of enterprise-class disk products. The enterprise disk drive market segment experienced increased competitive pressures and an excess supply of disk drives in 1997 as new entrants vied for market share in this historically higher-margin segment. Additionally, the captive media operations of various disk drive manufacturers became stronger technically and supplied enterprise-class disks in volume during 1997. As a result, the Company's exposure to the more price-competitive desktop market increased significantly while the Company's sales volume and pricing of enterprise-class disk products declined sharply.

 In June 1997, a major customer made a sudden and material cut in the Company's orders due to the increased competition and oversupply in the enterprise segment of the data storage business. This customer reduced its disk drive production, utilized its own captive media operations and purchased limited quantities of disks from noncaptive suppliers, including Komag. Since June, the production of disk drives for the enterprise market segment has remained at low levels as excess inventories of enterprise-class disk drives were gradually reduced, thus limiting the Company's sales of enterprise disk products. The $45 million drop in sales from the second quarter of 1997 to the third quarter of 1997 was primarily attributable to reductions in enterprise disk sales to two major customers. These two customers comprised 43% of sales in the first half of 1997 compared to only 12% of sales in the second half of the year. In late December 1997, the Company experienced another unexpected and material reduction in disk orders for high-end desktop drives due to deteriorating conditions within this market segment. The weak market condition in both the enterprise and desktop market segments will adversely affect the Company's financial performance for at least the first half of 1998. Furthermore, the Company's sales are generally made pursuant to purchase orders that are subject to cancellation, modification or rescheduling without significant penalties. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will recover to the levels of earlier periods or that the Company will be able to obtain orders from new customers.

In general, the Company's customers are moving towards fewer larger-volume programs, characterized by shorter product life cycles. Competition for this limited number of programs is increasing due to media capacity additions during 1997. Additionally, customer expectations of media suppliers are growing more demanding. Media must be more customized to each disk drive program and supply chain management, including just-in-time delivery, has assumed greater importance. Timely development of new products and technologies that assist customers in reducing their time-to-market performance and operational excellence that supports high-volume manufacturing ramps and tight inventory management throughout the supply chain will be keys to both the Company's profitability and the maintenance of constructive customer relationships. There can be no assurance that the Company will respond to this rapidly changing environment in a manner that will maximize utilization of its production facilities and minimize its inventory losses.

Furthermore, the Company's sales are concentrated in a small number of customers due to the high-volume requirements of the dominant disk drive manufacturers and their tendency to rely on a few suppliers because of the close interrelationship between media performance and disk drive performance and the complexity of integrating components from a variety of suppliers. Net sales to major customers in 1997 were as follows: Western Digital Corporation ("Western Digital")-38%; Maxtor Corporation, a subsidiary of Hyundai Electronics America, ("Maxtor")- 19%; Quantum Corporation ("Quantum") including its Japanese manufacturing partner, Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE")-15%; Seagate Technology, Inc. ("Seagate")-14%; and
International Business Machines ("IBM")-10%. Consolidation continued among the Company's disk drive customers in 1997 with the bankruptcy and shutdown of Micropolis in November 1997. Given the relatively small number of disk drive manufacturers, the Company expects that it will continue its dependence on a very limited number of customers.

AKCL, the Company's Japanese joint venture, despite a long-established working relationship with MKE, suffered a dramatic drop in sales of AKCL-produced media to MKE due to difficulties with new product qualifications. Like the Company, AKCL is converting its processes to epitaxial deposition in order to improve its competitive position in the future. During 1997, all of the Company's product sales to MKE in Japan and to MKE's Singapore manufacturing facility were through AKCL.


Competition

The Company's thin-film disk products primarily serve the 3 1/2-inch and 5 1/4-inch hard disk drive market, where product performance, consistent quality and availability, taken together, are of great competitive importance. To succeed in an industry characterized by rapid technological developments, the Company must continuously advance its thin-film technology at a pace consistent with or faster than its competitors. However, if the Company is not able to keep pace with rapid advances, the Company may lose market share and face increased price competition from other manufacturers. Such competition could materially adversely affect its results of operations.

Worldwide disk drive shipments grew approximately 23% in 1997 over 1996 and are projected to grow at a 17% compound annual growth rate in 1998 through 2001 according to International Data Corporation ("IDC"). In response to these historical and projected growth rates for the disk drive market, the Company and a majority of the Company's competitors (both independent disk manufacturers and captive disk manufacturers owned by vertically integrated disk drive customers) have substantially increased their disk manufacturing capacity to satisfy the anticipated demand for disk products. The Company believes that its manufacturing operations in Penang and Sarawak, Malaysia can provide a competitive cost advantage relative to most other thin-film disk manufacturers that operate exclusively in the U.S. and Japan. However, in order to remain cost competitive, many of the U.S.- and Japan-based competitors, including captive manufacturers, have or are currently expanding into lower-cost regions in the world such as Southeast Asia. These significant investments in capable new disk production capacity, combined with the recent slowdown in demand, have resulted in an oversupply of disk media and increased price competition in the media market. These supply-demand conditions have increased competition for the remaining market and have led to higher than historical price erosion and lower factory utilization. These conditions are expected to adversely affect the Company's results of operations for the first half of 1998, particularly in the first quarter. Such conditions, should they continue beyond the first half of 1998, would continue to adversely affect the Company's results of operations.

Of the Company's U.S.-based customers, IBM, Seagate and Western
Digital produce significant portions of their media demand internally. During 1997 IBM and Seagate produced in excess of 75% of their media demand internally. Western Digital produced approximately one-third of its media requirement. For the longer term, IBM and Seagate are expected to maintain a similarly high proportion while Western Digital has announced its intention to produce more of its media needs internally. Another customer, Maxtor, recently commenced internal media production. Other customers and potential customers could adopt similar vertical-integration strategies. Depending on the overall growth in market demand for disk products, such actions could result in the reduction or cessation of purchases from the Company, thus materially adversely affecting the Company's results of operations.


Fluctuation in Operating Results

The Company believes that its future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the cyclical nature of the hard disk drive industry; the ability to develop and implement new manufacturing process technologies; the ability to introduce new products and to achieve cost-effective, high-volume production in a timely manner; changes in product mix and average selling prices; the availability and the extent of utilization of the Company's production capacity; manufacturing yields; prolonged disruptions of operations at any of the Company's facilities for any reason; changes in the cost of or limitations on availability of labor; and increases in production and engineering costs associated with initial design and production of new product programs.

Because thin-film disk manufacturing requires a high level of fixed costs, gross margins are also extremely sensitive to changes in volume. At constant average selling prices, reductions in manufacturing efficiency cause declines in gross margins. Additionally, decreasing market demand for the Company's products generally results in reduced average selling prices and/or low capacity utilization that, in turn, adversely affect gross margins and operating results. The Company's ability to maintain average selling prices is dependent on its ability to produce, in volume, products that are differentiated on the basis of technological superiority. During 1997, competitive technology had advanced to the point that the Company's current products did not provide a sufficient advantage, increasing the downward pressure on pricing.

During 1997, the Company introduced new products to keep pace with the industry's 60% improvement in areal density. These products incorporate many new technologies including smoother substrates, laser textures and new magnetic alloys. Industry pricing for new products has typically decreased over a given product life cycle based on the assumption that as improvements in new product yield and other manufacturing efficiencies were realized, profit margins would be maintained. In light of increasingly complex production processes and shorter product cycles, accurately forecasting yields is a difficult task. The difficulty in maintaining cost competitiveness through improving yields will continue to be magnified by ever-increasing process complexity and by the compression of product life cycles. Lower-than-planned yields on new products, coupled with continued high usage of production equipment for product and process development activities, constrained unit output throughout 1997. In addition, weak demand for enterprise-class disks in the second half of 1997 resulted in a further reduction in utilization of the Company's factories. Further, in December 1997, the desktop segment of the market weakened; several customers have reduced their order volumes in the first quarter of 1998. The Company expects that net sales could be as much as 55% lower in the first quarter of 1998 than in the fourth quarter of 1997. Even with expected, improved industry conditions in the second quarter, the Company expects financial results will remain under pressure due to capacity utilization and pricing issues. In light of the capital-intensive, fixed-cost nature of the business, low unit output results in high unit costs and low gross margins. In the event that market demand does not improve, that yields of new products do not improve at the rate expected or that the Company is unable to introduce and ramp to volume production next-generation products in a timely manner, the Company's operating results would likely continue to be adversely affected.


Financial Resources

The thin-film disk industry is highly capital intensive. The Company must anticipate customer demand for both production volume and technological capability. Careful planning is essential since the lead time for deployment of new capacity and new process capabilities typically exceeds current product life cycles. The Company must make major commitments well in advance of anticipated need. The inaccurate estimation of capacity requirements or the failure to implement the proper technologies in a timely manner would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company believes that, in order to achieve its long-term growth objectives and maintain and enhance its competitive position, it will need significant additional financial resources over the next several years for capital expenditures, working capital and research and development. During 1996 and 1997, the Company spent approximately $403 million and $199 million, respectively, on property, plant and equipment. In 1998, the Company plans to spend $120 million, primarily to upgrade existing facilities and equipment in order to deploy new process technologies into manufacturing and to improve yield and productivity. There can be no assurance that net sales will increase sufficiently to absorb these additional costs.

The Company borrowed $175 million during 1997 and $15 million subsequent to year-end, increasing overall debt to $260 million and leaving a balance of $85 million available for future borrowing under existing lines of credit. The Company's lines of credit are subject to certain covenants, including the number and size of consecutive quarterly losses. In anticipation of a violation of these profitability tests at the end of the first quarter of 1998, the Company renegotiated the terms and covenants of its $175 million syndicated loan facility to provide for continued access to these funds. Current borrowings under this facility totaled $100 million at December 28, 1997. The Company will most likely remain in compliance with its other credit facilities through at least the first half of 1998. There can be no assurance that these funds will remain available should the Company violate its loan covenants at any future date or that any available funds will be sufficient for the Company needs. The Company believes that it will be able to fund planned 1998 expenditures from a combination of cash flow from operations, funds available from existing bank lines of credit and existing cash balances. If the Company is unable to obtain sufficient capital, it could be required to reduce its capital equipment and research and development expenditures, which could have a material adverse affect on the Company's results of operations.


Risk of Foreign Operations / Joint Venture

In 1997, sales to customers in the Far East, including the foreign subsidiaries of domestic disk drive companies, accounted for approximately 96% of the Company's net sales from its U.S. and Malaysian facilities. The Company's customers assemble a substantial portion of their disk drives in the Far East and subsequently sell these products throughout the world. Therefore, the Company's high concentration of Far East sales does not accurately reflect the eventual point of consumption of the assembled disk drives. The Company anticipates that international sales will continue to represent the majority of its net sales. All of the Company's sales are currently priced in U.S. dollars worldwide. Certain costs at the Company's foreign manufacturing and marketing operations are incurred in the local currency. The Company also purchases certain operating supplies and production equipment from Japanese suppliers in yen-denominated transactions. Accordingly, the Company's operating results are subject to the risks inherent with international operations, including, but not limited to, compliance with or changes in the law and regulatory requirements of foreign jurisdictions, fluctuations in exchange rates, tariffs or other barriers, difficulties in staffing and managing foreign operations, exposure to taxes in multiple jurisdictions and transportation delays and interruptions.

The Company's Malaysian operations accounted for a significant portion of the Company's 1997 consolidated net sales and generated profits that partially offset losses incurred in the U.S. Prolonged disruption of operations in Malaysia for any reason would cause delays in shipments of the Company's products, thus materially adversely affecting the Company's results of operations. Recently, there has been a substantial devaluation of the Malaysian ringgit, along with other Southeast Asian currencies. Changes in relative currency values can be swift and unpredictable. While the effect of the ringgit's devaluation has been to reduce the U.S. dollar equivalent of the ringgit-based operating expenses, future fluctuations may have the opposite effect.

Fluctuations in the financial results of AKCL, the Company's unconsolidated Japanese disk manufacturing joint venture, also impact the Company's financial performance. Equity in the net loss of AKCL increased the Company's 1997 consolidated net loss by $4.9 million.
AKCL operated substantially under capacity for the majority of 1997 and the Company anticipates that AKCL will continue to underutilize its capacity through at least the first half of 1998. This underutilization, coupled with the anticipated write-off of certain unutilized equipment, will most likely generate substantial quarterly losses at AKCL for at least the first half of 1998. AKCL is subject to many of the same risks facing the Company, including the risks associated with new product introduction. In addition, the equity income derived from AKCL fluctuates over time due to its dependence on a more limited customer base (MKE and Fujitsu Ltd. accounted for 76% and 17%, respectively, of AKCL's 1997 net sales) and yen/dollar exchange rate fluctuations.


Volatility of Stock Price

The Company's Common Stock has experienced and can be expected to experience substantial price volatility in response to actual or anticipated quarterly variations in operating results; announcements of technological innovations or new products by the Company or its competitors; the success or failure of new product qualifications (especially as new generations of product are introduced); developments related to patents or other intellectual property rights; developments in the Company's relationships with its customers or suppliers; announcements of alliances, mergers or other relationships by or between the Company's competitors and/or customers; and other events or factors. In addition, any shortfall or changes in revenue, gross margins, earnings or other financial results from analysts' expectations could cause the price of the Company's Common Stock to fluctuate significantly. In recent years, the stock market in general has experienced extreme price and volume fluctuations which have particularly affected the market price of many technology companies and which have often been unrelated to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. See "Price Range of Common Stock."


Patents and Proprietary Information

Protection of technology through patents and other forms of intellectual property rights in technically sophisticated fields is commonplace. In the disk drive industry, it is not uncommon for companies and individuals to initiate actions against others in the industry to enforce intellectual property rights. There can be no assurance that others have not or will not perfect intellectual property rights and either enforce those rights to prevent the Company from practicing certain technologies or demand royalty payments from the Company in return for practicing those technologies, both of which may have a material adverse affect on the Company's results of operations. As a measure of protection, the Company has entered into cross-license agreements with certain of its customers. In addition, the Company reviews, on a routine basis, patent issuances in the U.S. and patent applications that are published in Japan. Through these reviews, the Company occasionally becomes aware of a patent, or an application that may mature into a patent, which could give rise to a claim of infringement. When such patents are identified, the Company investigates the validity and possibility of actual infringement. The Company is presently involved in such an investigation of several recently issued patents.


Other Risk Factors

The Company relies on a limited number of suppliers, in some cases a sole supplier, for certain materials and equipment used in its manufacturing processes. These materials include aluminum substrates, nickel plating solutions, certain polishing and texturing supplies, and sputtering target materials. These suppliers work closely with the Company to optimize the Company's production processes. Although this reliance on a limited number of suppliers, or a sole supplier, entails some risk that the Company's production capacity would be limited if one or more of such materials were to become unavailable or available in reduced quantities, the Company believes that the advantages of working closely with these suppliers outweigh such risks. If such materials should be unavailable for a significant period of time, the Company's results of operations would be adversely affected.

Given the Company's dependence on a few customers and a limited number of product programs for each customer, the magnitude of the inventory commitments the Company must make to support its customers' programs and the Company's limited remedies in the event of program cancellations, if a customer cancels or materially reduces one or more product programs, or should a customer experience financial difficulties, the Company may be required to take significant inventory charges, which, in turn, could materially and adversely affect the Company's results of operations. While the Company has taken certain charges including inventory write-downs, to address known issues, there can be no assurance that the Company will not be required to take additional inventory write-downs due to the Company's inability to obtain necessary product qualifications or due to further order cancellations by customers.

Recently the Company was forced to reduce, for a short period of time, operations at its Malaysian factories due to smoke generated by wide-spread fires in the region. This curtailment did not have a material effect on the Company's operations. In addition, the Company's California manufacturing facilities, its Japanese joint venture (AKCL), its Japanese supplier of aluminum blanks for substrate production, other Japanese suppliers of key manufacturing supplies and its Japanese supplier of sputtering machines are each located in areas with seismic activity. The Company has incurred no significant disruptions to its business due to seismic activity; however, there can be no assurance that natural or man-made disasters will not result in a prolonged disruption of production in the future. Such disruptions could have a material adverse effect on the Company's results of operations.

ITEM 2. PROPERTIES

Worldwide (excluding AKCL), the Company currently occupies facilities totaling approximately 1.6 million square feet. The Company owns three disk-manufacturing facilities in Malaysia, two in Penang and one in Sarawak. The square footage of each of these facilities and acreage of the related land parcels are 340,000 square feet and 13 acres, 275,000 square feet and 18 acres, and 275,000 square feet and 89 acres. The Company leases five manufacturing facilities in Milpitas, San Jose and Santa Rosa, California. The Company's new headquarters facility and new R&D facility in San Jose, California were occupied in the first quarter of 1997. These facilities are leased for the following terms:

        Facility Size   Current Lease
        (square feet)   Term Expires    Extension Options

        225,000         September 2006    20 years
        188,000         January 2007      20 years
        103,000         July 1999         10 years
        97,000  (1)     February 2001     10 years
        96,000  (2)     February 2001     10 years
        82,000          February 2007     20 years
        48,000          December 1999      -
        44,000          April 1999        10 years

In addition to the facilities listed above, the Company leases other smaller facilities in California and Singapore. The Company owned approximately 6 acres of undeveloped land adjacent to its Milpitas manufacturing complex, which it sold in March 1998.

(1) This facility was vacated in the third quarter of 1997 as part of the Company's restructuring plan and subleased in December 1997.

(2) Subsequent to year-end, the Company closed this facility as part of the Company's restructuring plan.

ITEM 3. LEGAL PROCEEDINGS
There are no material legal proceedings to which either the Company or its subsidiaries is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to the stockholders of the Company during the Company's fourth quarter of 1997.

Executive Officers of the Registrant

     As of February 23, 1998 the executive officers of the Company are as follows:


          Name            Age                    Position
------------------------- ---- ---------------------------------------------
Tu Chen..................  62  Chairman of the Board of Directors
Stephen C. Johnson.......  55  President, Chief Executive Officer and Director
Christopher H. Bajorek...  54  Senior Vice President and Chief Technical Officer
Willard Kauffman.........  62  Senior Vice President and Chief Operating Officer
William L. Potts, Jr. ...  51  Senior Vice President, Chief Financial Officer
                                   and Secretary
Thian Hoo Tan............  49  Senior Vice President - Worldwide Manufacturing
Fred J. Wiele............  59  Senior Vice President - Marketing and Sales
Ronald Allen.............  49  Vice President - Equipment Technology and
                                   Automation
Richard Austin...........  42  Vice President - U.S. Manufacturing
Elizabeth A. Lamb........  46  Vice President - Human Resources
Ray Martin...............  54  Vice President - Product Assurance and Product
                                   Test
Steven J. Miura..........  45  Vice President - Advanced Products
Sonny Wey................  58  Vice President - Product Research and Development
Tsutomu T. Yamashita.....  43  Vice President - Process Technology Research and
                                   Development

Dr. Chen is a founder of the Company and has served as Chairman of the Board from its inception in June 1983. From 1971 to June 1983, he was a Member, Research Staff and principal scientist at Xerox Corporation's Palo Alto Research Center. From 1968 to 1971, Dr. Chen was employed as a research scientist for Northrop Corp. Dr. Chen received his Ph.D. and M.S. degrees in Metallurgical Engineering from the University of Minnesota and holds a B.S. degree in Metallurgical Engineering from Cheng Kung University in Taiwan. Dr. Chen is a director of Headway Technologies, Inc.

Mr. Johnson has served as President and Chief Executive Officer of the Company since September 1983. From 1977 to 1983, Mr. Johnson was an officer of Boschert Incorporated, a manufacturer of switching power supplies, initially as Vice President, Marketing and subsequently as President and Chief Executive Officer. Mr. Johnson holds a B.S. degree in Engineering from Princeton University, a M.S. degree in Electrical Engineering from the University of New Mexico and an M.B.A. degree from the Harvard Graduate School of Business. Mr. Johnson is a director of Uniphase Corporation.

Dr. Bajorek joined the Company and was elected to the newly created position of Senior Vice President-Chief Technical Officer in June 1996. Dr. Bajorek was most recently Vice President, Technology Development and Manufacturing for the Storage Systems Division of IBM in San Jose, California. During his 25-year career with IBM, Dr. Bajorek held various positions in research and management related to magnetic recording, magnetic bubble and optical storage applications. He holds a Ph.D. degree in Electrical Engineering and Business Economics from Caltech.

Mr. Kauffman was appointed Senior Vice President and Chief Operating Officer in February 1990. For three years prior to joining the company, Mr. Kauffman was Executive Vice President and Chief Operating Officer of Vitelic Corporation. Prior to that, he was employed at Intel Corporation for 16 years in a variety of positions, including Vice President of Component Production and Vice President of Component Quality. Mr. Kauffman holds B.S. and M.S. degrees in Engineering Physics from Lehigh University.

Mr. Potts joined the Company in 1987 and served as Vice President and Chief Financial Officer from January 1991 until his promotion to Senior Vice President and Chief Financial Officer in January 1996. In addition, Mr. Potts serves as Secretary. Prior to joining Komag, Mr. Potts held financial management positions at several high-technology manufacturing concerns. He has also served on the consulting staff of Arthur Andersen & Co. Mr. Potts holds a B.S. degree in Industrial Engineering from Lehigh University and an M.B.A. degree from the Stanford Graduate School of Business.

Mr. Tan was appointed Vice President of Manufacturing in September
1993 and was promoted to Senior Vice President-Worldwide Manufacturing in February 1998. He previously served as Vice President-Manufacturing-Asia Operations in charge of the Company's operations in Penang and Sarawak, Malaysia. Prior to that, he served as the Managing Director of the Company's Penang, Malaysia operation. Mr. Tan joined Komag in 1989 and was in charge of operations at the Company's first San Jose, California manufacturing facility. Before joining Komag in 1989, Mr. Tan was Vice President of Operations at HMT Technology. Mr. Tan holds a M.S. degree in Physics from the University of Malaya at Kuala Lumpur.

Mr. Wiele joined the Company as Senior Vice President-Marketing and Sales in June 1996. Most recently, he was General Manager, Worldwide Sales and Marketing for the Storage Systems Division of IBM in San Jose, California. During his 31 years with IBM, Mr. Wiele held various marketing and sales positions within the domestic and overseas operations of IBM. He headed product management for AS/400 hardware and software for IBM's U.S. Marketing and Services Division. He also directed marketing and product management for IBM Europe, Middle East and Africa. He holds a B.S. degree in Mechanical Engineering from Villanova University.

Mr. Allen was promoted to Vice President-Equipment Technology and Automation in January 1997. Mr. Allen joined the Company in October 1983 to establish the Company's automation manufacturing program that he has since directed. Prior to joining Komag, Mr. Allen was employed with Xerox's Palo Alto Research Center as a member of the research staff. Mr. Allen holds a B.S. degree in Physics and a minor in Chemistry from Dillard University.

Mr. Austin joined the Company in October 1988 as Facilities and Equipment Maintenance Manager. Prior to his promotion to Vice President-U.S. Manufacturing in August 1997, Mr. Austin served Komag as Vice President-Manufacturing and Corporate Facilities. Prior to joining Komag, Mr. Austin was an Equipment Maintenance and Facilities Manager at VLSI Technology Inc. Mr. Austin also worked at National Semiconductor and Rockwell International between 1975 and 1983.

Ms. Lamb joined the Company as Vice President-Human Resources in October 1996. From 1995 to 1996 she was Director of Worldwide Staffing and Employee Relations at Adaptec. Prior to that, Ms. Lamb was Director of Compensation, Benefits and Executive programs at Tandem. Ms. Lamb holds a B.A. degree in Communications from San Jose State University.

Mr. Martin joined the Company as Vice President-Product Assurance and Product Test in October 1997. From 1990 to 1997, he headed product engineering and head/media development as Director of Process and Technology at Quantum Corporation. Prior to working at Quantum, Mr. Martin held a number of management and engineering positions at several leading disk drive manufacturers, including Western Digital, Seagate, and IBM. Mr. Martin holds a B.S. degree in Mechanical Engineering from Kansas State University.

Mr. Miura joined the Company in 1984 as Director of Test Engineering prior to his promotion to Vice President-Quality and Product
Integration in November 1991. He currently serves as Vice President-Advanced Products. Before joining Komag, Mr. Miura held various engineering positions at IBM. Mr. Miura holds both B.S. and M.S. degrees in Electrical Engineering from the University of California, Davis.

Dr. Wey was appointed Vice President-Engineering in April 1988. Dr.
Wey currently serves as Vice President-Product Research and Development. Dr. Wey joined the Company in November 1983 and has held director positions in both engineering and manufacturing. For 10 years prior to joining the Company, Dr. Wey worked in various engineering and engineering management positions at IBM. Dr. Wey received his Ph.D. degree in Physical Chemistry from the Illinois Institute of Technology and holds a B.S. degree in Chemical Engineering from National Chen-Kung University in Taiwan.

Mr. Yamashita joined the Company in 1984 and was Senior Director of Research prior to his promotion to Vice President-Research and Development in January 1995. Mr. Yamashita currently serves as Vice President-Process Technology Research and Development. Prior to joining the Company, Mr. Yamashita was a graduate research assistant in the Department of Material Science and Engineering at Stanford University. Mr. Yamashita holds a B.S. degree in Chemistry and an M.S. degree in Materials Science from Stanford University.

                                      PART II

ITEMS 5, 6, 7 and 8.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol KMAG. The following table sets forth the range of high and low closing sales prices, as reported on the Nasdaq National Market. At February 20, 1998 the Company had approximately 507 holders of record of its Common Stock and 52,806,139 shares outstanding.

                                               Price Range of
                                                Common Stock
                                            --------------------
                                              HIGH        LOW
                                            ---------  ---------
     1996
        First Quarter                        33 1/4     23
        Second Quarter                       36 9/16    24
        Third Quarter                        27         19 3/8
        Fourth Quarter                       36         21

     1997
        First Quarter                        32 7/8     25 13/32
        Second Quarter                       35 1/8     16 7/16
        Third Quarter                        22 7/16    16 1/8
        Fourth Quarter                       21 3/8     14 1/2

     1998
        First Quarter (through
         February 20, 1998)                  15 5/8     12 1/16

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

                                                             Fiscal Year Ended
                                     ---------------------------------------------------------------
                                        1997         1996         1995         1994          1993
                                     -----------  -----------  -----------  -----------  -----------
                                     (in thousands, except per share amounts and number of employees)
Consolidated Statements of
   Operations Data:
Net Sales                              $631,082     $577,791     $512,248     $392,391     $385,375
Gross Profit                             93,546      175,567      197,486      125,386       91,439
Restructuring Charge                     52,157          --           --           --        38,956
Income (Loss) Before
   Minority Interests and Equity
   in Joint Venture Income (Loss)       (16,838)     100,553      101,410       54,156      (33,738)
Minority Interests in Net Income
   (Loss) of Consolidated
   Subsidiaries                             400          695        1,957        1,091      (18,977)
Equity in Net Income (Loss) of
   Unconsolidated Joint Venture          (4,865)      10,116        7,362        5,457        4,860
Net Income (Loss)                      ($22,103)    $109,974     $106,815      $58,522      ($9,901)

Basic Income (Loss) Per Share            ($0.42)       $2.15        $2.24        $1.31       ($0.23)
Diluted Income (Loss) Per Share          ($0.42)       $2.07        $2.14        $1.27       ($0.23)


Consolidated Balance Sheet Data:
Working Capital                        $296,099     $142,142     $252,218     $118,230      $97,265
Net Property, Plant & Equipment         678,596      643,706      329,174      228,883      187,267
Long-term Debt (less current
   portion)                             245,000       70,000          --        16,250       29,482
Stockholders' Equity                    686,184      697,940      574,564      331,215      255,331
Total Assets                         $1,084,664     $938,357     $686,315     $424,095     $382,297

Number of Employees at Year-end           4,738        4,101        2,915        2,635        3,497

(1) Results of operations for 1997 included a $52.2 million restructuring charge related to the consolidation of the Company's U.S. manufacturing operations.

(2) Results of operations for 1993 included the Company's thin-film head operations and a restructuring charge for the closure of the thin-film head operations.

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

Risk Factors

        The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this discussion represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Factors that could cause actual results to differ include the following: industry supply-demand relationship and related pricing for enterprise and high-end desktop disk products; successful product qualification of next-generation products; successful deployment of new process technologies into manufacturing; utilization of manufacturing facilities; rate of improvement in manufacturing efficiencies; extensibility of process equipment to meet more stringent future product requirements;
availability of sufficient cash resources; vertical integration and consolidation within the Company's limited customer base; increased competition; and availability of certain sole-sourced raw material supplies. See "Business-Risk Factors" for more detailed discussions of the Company's risk factors.

1997 vs. 1996

        Operating results for 1997 were dramatically lower than 1996. Entering 1996, the Company was producing mature product offerings at high yields with full utilization of its capacity and strong demand for these products. Gross margins exceeding 40% in both the first and second quarters of 1996 were at near-record levels for the Company. In the third quarter of 1996, the Company began a rapid transition to MR and proximity-inductive thin-film media products. Manufacturing yields for these products were substantially below the high yields achieved during the first half of 1996. Additionally, the Company devoted significant portions of its manufacturing capacity to development efforts for the new products. As a result of these low yield and equipment utilization rates, the Company's sales in the second half of 1996 were production constrained and declined from the levels during the first half of the year. Furthermore, an increasing mix of the low yielding new products led to higher unit costs and sequential declines in the gross margin percentage in the second half of 1996. The gross margin percentages for the third and fourth quarters of 1996 were 24.0% and 11.7%, respectively.

        Net sales increased sequentially to $167.2 million and $175.1 million during the first and second quarters of 1997, respectively. The sequential increases were primarily due to manufacturing capacity additions. The gross margin percentages for the first and second quarters of 1997 were 23.5% and 20.4%, respectively. Demand for thin-film media products fell sharply at the end of the second quarter of 1997 as an excess supply of enterprise-class disk drives caused drive manufacturers to reduce their build plans for this class of drives. The resulting imbalance between media supply and demand caused a loss of sales and prevented the Company from fully utilizing its expanded capacity during the last half of 1997. Net sales and the gross margin percentage fell sharply to $129.7 million and 0.2%, respectively, in the third quarter of 1997.

        During the third quarter of 1997, the Company undertook an evaluation of the size and location of its existing production capacity relative to the short-term market demand outlook. Based upon this evaluation, the Company implemented a restructuring plan in August 1997. Under the restructuring plan, the Company consolidated its U.S. manufacturing operations into its San Jose, California facilities and closed two older factories in Milpitas, California. The first Milpitas factory was closed at the end of the third quarter of 1997 and the second factory was closed in January 1998. Over time, the Company expects that its Malaysian manufacturing operations will account for an increasing portion of the Company's production output. These facilities are closer to the customers' disk drive assembly plants in Southeast Asia and enjoy certain cost and tax advantages over the Company's U.S. manufacturing facilities.

        Net sales and the gross margin percentage at $159.0 million and 11.6%, respectively, for the fourth quarter of 1997 improved over the third quarter of 1997. In December 1997, several disk drive manufacturers initiated cutbacks in their high-end desktop product production plans for early 1998 in response to supply-demand imbalances within that industry segment. Weakened demand for desktop media products, combined with the continuing slow recovery of the enterprise-class market segment and the increased capacity of captive media suppliers, resulted in an excess supply of media and heightened price competition among independent media suppliers.

        While these conditions dampened the results for the fourth quarter of 1997, the most significant impact of lower unit volumes and average selling prices will be evident in the Company's results for the first quarter of 1998. The Company expects that net sales for the first quarter of 1998 could fall as much as 55% relative to the fourth quarter of 1997. Improving industry conditions and shipment of new, higher-density products could improve the Company's net sales in the second quarter of 1998 but financial results will likely remain under pressure due to low capacity utilization and continuing pricing issues. In response to this situation, the Company has implemented a hiring freeze and idled portions of its Malaysian production operations for approximately two weeks during the first quarter of 1998. The Company also accelerated the closure of its second Milpitas manufacturing facility, which it initially planned to close in June 1998.
Additionally, the Company reduced its 1998 capital expenditure plan to $120 million, compared to nearly $200 million in 1997.

Net Sales

        Net sales for 1997 increased to $631.1 million, up 9% from $577.8 million in 1996. The higher sales were primarily due to an increase in unit sales volume. The overall average selling price increased less than 1% in 1997 relative to 1996. The overall average selling price typically strengthens only as the result of product transitions to more technologically advanced, higher-priced product offerings. Price reductions for individual product offerings are characteristic of the thin-film media industry. Sales of the new MR and proximity-inductive products, which began in the third quarter of 1996, increased rapidly and accounted for nearly all unit sales in the last half of 1997. The effect of the sales mix shift to these new higher-priced, next-generation products more than offset the effect of price reductions on individual product offerings and resulted in the flat overall average selling price.

        In addition to sales of internally produced disk products, the Company has historically resold products manufactured by its Japanese joint venture, Asahi Komag Co., Ltd. ("AKCL"). Distribution sales of thin-film media manufactured by AKCL were $10.5 million in 1997 and $5.7 million in 1996. The Company expects that distribution sales of AKCL product will remain a relatively small percentage of the Company's net sales.

        During 1997, five customers accounted for over 95% of consolidated net sales: Western Digital Corporation ("Western Digital")-38%;
Maxtor Corporation, a subsidiary of Hyundai Electronics America, ("Maxtor")-19%; Quantum Corporation ("Quantum"), together with its Japanese contract manufacturing partner, Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE")-15%; Seagate Technology, Inc.
("Seagate")-14%; and International Business Machines ("IBM")-10%.
The distribution of sales among customers may vary from quarter to quarter based on the match of the Company's product capabilities with specific disk drive programs of the customers. The Company's customer mix shifted dramatically in the third quarter of 1997 as a result of the reduction in enterprise-class disk drive production by the Company's customers. In the third quarter of 1997, Quantum (together with MKE) and Seagate collectively accounted for less than 10% of the Company's net sales. The Company's disk sales to these customers were primarily incorporated into enterprise-class disk drives. These two customers accounted for 35% of net sales in the second quarter of 1997.

        Unit production increased 6% in 1997 relative to 1996. Increased production volume typically occurs due to increased capacity (additional sputtering lines and improvements in process cycle times) and/or improvements in manufacturing efficiencies (improved production throughput from higher yields and/or better equipment utilization). The Company increased capacity 25% in 1997 relative to 1996. Equipment utilization rates decreased significantly in 1997 compared to 1996 as the Company operated below capacity in the last half of 1997 due to weak market demand for enterprise-class disk products. Overall manufacturing yields declined as the Company experienced continuing yield losses on MR products. These losses were due in large measure to certain deficiencies in the Company's front end processing operations. Additionally, the overall manufacturing yield was substantially higher during the first half of 1996 prior to the transition to proximity-inductive and MR media.

Gross Margin

        The gross margin percentage for 1997 decreased to 14.8% from 30.4% for 1996. The substantial decrease in the gross margin percentage between the years was primarily attributable to a combination of lower manufacturing yields, reduced equipment utilization rates and inherently higher material and processing costs for MR and advanced proximity disks. Additionally, the Company incurred inventory write-downs in 1997, which accounted for approximately one-fourth of the decrease in the gross margin percentage.

Operating Expenses

        Research and development ("R&D") expenses increased 75% ($22.0 million) in 1997 relative to 1996. The Company moved into a newly constructed 188,000-square-foot R&D facility in the first quarter of 1997. Costs for the new facility and increased R&D staffing accounted for the increases between the years. In 1998, the Company plans to spend approximately $50 million for R&D, comparable to the amount spent in 1997. R&D spending will focus on the introduction of new product generations, on process changes to manufacture such products and on improvements to increase yields of products currently in volume production. Selling, general and administrative ("SG&A") expenses decreased $6.1 million in 1997 compared to 1996. The decrease was mainly due to a decrease of $10.2 million in provisions for bonus and profit sharing programs offset by increased provisions for bad debt of $2.4 million. Excluding provisions for bonus/profit sharing programs and provisions for bad debt, SG&A expenses increased $1.7 million due primarily to higher payroll and facility-related costs. The Company moved into a newly constructed administration facility in March 1997.

        In the third quarter of 1997, the Company implemented a restructuring plan involving the consolidation of its U.S. manufacturing operations and recorded a restructuring charge of $52.2 million. The restructuring charge included $3.9 million for severance costs associated with approximately 330 terminated employees, $33.0 million for the write-off of the net book value of equipment and leasehold improvements, $10.1 million related to equipment order cancellations and other equipment-related costs and $5.2 million for facility closure costs. Non-cash items included in the restructuring charge totaled approximately $33.0 million. The Company has made cash payments totaling approximately $7.9 million primarily for severance and equipment-related costs. The majority of the remaining $11.3 million restructuring liability, primarily related to equipment order cancellations and facility closure costs, is expected to be paid in 1998.

Interest Income/Expense and Other Income

        Interest income decreased $1.7 million (26%) in 1997 relative to 1996 primarily due to a lower average investment balance in 1997. Interest expense increased $8.5 million in 1997 compared to 1996. The Company was debt free from late 1995 until November 1996. Between November 1996 and the end of 1997, the Company borrowed $245 million under its credit facilities. Other income increased $1.3 million in 1997 relative to 1996 mainly due to foreign currency gains generated by the weakening of the Malaysian ringgit.

Income Taxes

        The tax provision benefit of 55% for 1997 represents tax loss carrybacks associated with the Company's U.S. operations. The effective income tax rate for 1996 of 17% was lower than the 1996 combined federal and state statutory rate of 41% primarily as a result of an initial five-year tax holiday granted to the Company's wholly owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS"), which commenced in July 1993. Assuming the Company fulfills certain commitments under its license to operate within Malaysia, this initial tax holiday may be extended for an additional five-year period by the Malaysian government. The impact of this tax holiday was to reduce the Company's 1997 net loss by approximately $20.8 million ($0.40 per share under both the basic and diluted methods) and increase 1996 net income by approximately $21.8 million ($0.43 basic income per share and $0.41 diluted income per share). Losses incurred prior to the commencement of this initial tax holiday, approximately $6.2 million, are available for carryforward to years following the expiration of this tax holiday. The Company has also been granted an additional ten-year tax holiday for its second and third plant sites in Malaysia. This new tax holiday had not yet commenced at December 28, 1997.

Minority Interest in Consolidated Subsidiary/Equity in Unconsolidated Joint Venture

        The minority interest in the net income of consolidated subsidiary during 1997 represented Kobe Steel USA Holdings Inc.'s ("Kobe USA") share of Komag Material Technology, Inc.'s ("KMT") net income. KMT recorded net income of $2.0 million and $3.5 million in 1997 and 1996, respectively.

        The Company records 50% of AKCL's net income (loss) as equity in net income (loss) of unconsolidated joint venture. AKCL reported a net loss of $9.7 million for 1997, compared to net income of $20.2 million for 1996. AKCL's results for 1997 included a gain on the sale of its investment in Headway Technologies, Inc. ("Headway") of $5.3 million (net of tax). AKCL's results for 1996 included write-downs of $4.5 million (net of tax) related to its investment in Headway. Excluding the Headway-related items, AKCL's net loss was $15.0 million in 1997 compared to net income of $24.7 million in 1996.

        AKCL was primarily producing mature inductive products with more stable, higher yields in 1996. Product transition issues related to AKCL's qualification and production of MR products adversely affected 1997 results. AKCL operated substantially under capacity for the majority of 1997. While AKCL has obtained qualification on new MR product offerings recently, the Company anticipates that AKCL will continue to underutilize its capacity through at least the first half of 1998. In February 1998, AKCL decided to replace certain manufacturing equipment. The capacity underutilization, coupled with the equipment write-off, will most likely generate substantial quarterly losses at AKCL for at least the first half of 1998.

AKCL plans to use a combination of static and in-line sputtering machines to manufacture its disk products. AKCL believes that the products produced by a static sputtering process will be technically similar to those produced by other Japanese media suppliers, thus improving AKCL's ability to meet specific requirements of certain Japanese customers on a timely basis. AKCL also plans to implement the new epitaxial process on certain in-line sputtering equipment. The successful implementation of the epitaxial process on AKCL's in-line sputtering equipment, and the Japanese market acceptance of products produced using in-line equipment, will determine AKCL's relative mix of in-line and static sputtering capacity.

        The Company translates AKCL's yen-based statements of operations to U.S. dollars at the average exchange rate in effect for each quarterly period. The Japanese yen weakened approximately 11% in 1997 relative to 1996. AKCL's net loss would have been $11.5 million in 1997 had the yen-based statement of operations been translated at the average rate in effect for 1996.

Impact of Year 2000

        Many computer systems were not designed to handle any dates beyond the year 1999. Such systems were designed using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year
1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company is currently evaluating the impact of the year 2000 on its operations, suppliers and customers. Nothing has come to the attention of the Company that would materially impact the results of the Company's operations. However, there can be no assurance that a year 2000 issue, if encountered, would not have a material impact on the Company's results of operations.


1996 vs. 1995

        Product transitions were significant factors in both the 1995 and 1996 fiscal years. In 1995, the Company transitioned to its then-current leading-edge inductive disk product family. Quarterly sales and gross margins increased sequentially during 1995 from $105.1 million and 31.2%, respectively, in the first quarter of 1995 to $153.5 million and 42.6%, respectively, in the fourth quarter of 1995. The Company entered 1996 with continuing strong demand for its inductive media products. Quarterly sales in excess of $150 million and gross margins exceeding
40% in both the first and second quarters of 1996 were at near-record levels for the Company. During the third and fourth quarters of 1996, the Company began a rapid transition to MR and proximity-inductive media. Sales and gross margins decreased during the last half of 1996 as low manufacturing yields on these new products and high usage of production equipment for product and process development activities prevented the Company from fulfilling customer demand for the products. In the third quarter of 1996, net sales and gross profit decreased to $131.5 million and 24.0%. Net sales and gross profit were $141.2 million and 11.7% for the fourth quarter of 1996. During the fourth quarter of 1996, the Company achieved volume production of MR disk products and also increased the production volume for proximity-inductive products. These two new products accounted for 54% of unit shipments during the fourth quarter.

Net Sales

        Net sales for 1996 increased to $577.8 million, up 13% from $512.2 million in 1995. The higher sales resulted from the net effect of a 21% increase in unit sales volume and an 8% decrease in the overall average selling price. The effects of price reductions on maturing inductive disk products were only partially offset by a product mix shift to higher-priced MR and proximity-inductive media. Distribution sales of product manufactured by AKCL increased to $5.7 million in 1996 from $0.9 million in 1995.

        The increase in unit production required to support the increase in unit sales volume for 1996 relative to 1995 was primarily achieved through the addition of production lines. Improvements in process cycle times only slightly outpaced decreases in manufacturing yields and equipment utilization between the years and resulted in a marginal improvement in manufacturing efficiencies. Manufacturing yields and equipment utilization decreased between the years mainly due to substantially lower yield and utilization rates in the last half of 1996 on the new MR and proximity-inductive product families. Development time for these new products, incurred on manufacturing lines, lowered the manufacturing equipment utilization rate in the last half of 1996.

Gross Margin

        The gross margin percentage for 1996 decreased to 30.4% from 38.6% for 1995. The combination of an 8% decrease in the overall average selling price, lower yield and equipment utilization rates in the last half of 1996 and higher costs associated with the production of the new
MR and advanced proximity disks resulted in the lower gross margin percentage.

Operating Expenses

        Research and development ("R&D") expenses increased 24% ($5.6 million) in 1996 relative to 1995. The increase was primarily due to development costs associated with next-generation proximity and MR media products. Selling, general and administrative ("SG&A") expenses decreased $10.9 million in 1996 compared to 1995. The decrease was mainly due to a $12.0 million reduction in the provision for the Company's bonus and profit sharing programs. Lower provisions in 1996 were primarily due to the Company's 1996 operating profit performance relative to the Company's 1996 operating profit plan. Provisions for bad debt also decreased $2.5 million between the years. Excluding provisions for bad debt and the Company's bonus and profit sharing programs, SG&A expenses increased approximately $3.6 million. Increases in administrative costs required to support the growth in operations in both the U.S. and Malaysia accounted for the increase.

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

Income Taxes

        The effective income tax rate for 1996 of 17% was lower than the 1996 combined federal and state statutory rate of 41% and the effective income tax rate of 25% in 1995 primarily as a result of an initial five-year tax holiday granted to the Company's wholly owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS"), which commenced in July 1993. The effective tax rate for 1996 was lower than the rate in effect for 1995 primarily due to growth in the percentage of consolidated income derived from the Company's Malaysian operations in 1996. The impact of the tax holiday was to increase net income by approximately $21.8 million ($0.43 basic income per share and $0.41 diluted income per share) and $11.5 million ($0.24 basic income per share and $0.23 diluted income per share) in 1996 and 1995, respectively.

Minority Interest in Consolidated Subsidiary/Equity in Unconsolidated Joint Venture

        The minority interest in the net income of consolidated subsidiary during 1996 represented Kobe Steel USA Holdings Inc.'s ("Kobe USA") share of Komag Material Technology, Inc.'s ("KMT") net income. KMT was owned 55% by the Company and 45% by Kobe USA from November 1988 to December 1995. On December 28, 1995, the Company increased its ownership of KMT to 80% through the purchase of KMT Common Stock directly from Kobe USA. Kobe USA retained a 20% minority interest investment in KMT. KMT recorded net income of $3.5 million and $4.3 million in 1996 and 1995, respectively.

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


Liquidity and Capital Resources

        Consolidated cash and short-term investments of $166.2 million at the end of 1997 increased from $93.2 million at the end of 1996. Operating activities generated $84.4 million in cash during 1997 and partially funded the Company's $199.1 million of capital spending during the year. The Company borrowed $175.0 million under its credit facilities. Sales of Common Stock under the Company's stock option and stock purchase programs during the year generated $11.8 million. Working capital increased to $296.1 million at the end of 1997 from $142.1 million at the end of 1996. Trade accounts payable and accounts payable to related parties decreased $36.2 million primarily due to reductions in capital spending at the end of 1997 relative to the end of 1996.
Trade accounts receivable and accounts receivable from related parties were $17.8 million higher at the end of 1997 than at the end of 1996.
The increase was due to a combination of higher net sales in the fourth quarter of 1997 and an increase in days of sales outstanding at the end of 1997 compared to the corresponding period of 1996.

        Total capital expenditures for 1998 are currently planned at approximately $120 million. The 1998 capital spending plan primarily includes costs to upgrade existing facilities and equipment to support the deployment of new process technologies into manufacturing and to improve yield and productivity.

        Current noncancellable capital commitments total approximately $75 million. At December 28, 1997, the Company had $100 million available under its $345 million unsecured, multiyear bank lines of credit. The Company's lines of credit are subject to certain covenants, including the number and size of consecutive quarterly losses. In anticipation of a violation of these profitability tests at the end of the first quarter of 1998, the Company renegotiated the terms and covenants of its $175 million syndicated loan facility to provide for continued access to these funds. Current borrowings under this facility totaled $100 million at December 28, 1997. The availability of the remaining $75 million under this facility is subject to maintenance of certain financial ratios. The Company currently expects to remain in compliance with its other credit facilities through at least the first half of 1998. There can be no assurance that these funds will remain available should the Company violate its loan covenants at any future date or that any available funds will be sufficient for the Company's needs. The Company believes that it will be able to fund planned 1998 expenditures from a combination of cash flow from operations, funds available from existing bank lines of credit and existing cash balances. If the Company is unable to obtain sufficient capital, it could be required to reduce its capital equipment and research and development expenditures, which could have a material adverse affect on the Company's results of operations.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

KOMAG, INCORPORATED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors
Consolidated Statements of Operations,
        1997, 1996 and 1995
Consolidated Balance Sheets, 1997 and 1996
Consolidated Statements of Cash Flows,
        1997, 1996 and 1995
Consolidated Statements of Stockholders' Equity,
        1997, 1996 and 1995
Notes to Consolidated Financial Statements

             Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
Komag, Incorporated

        We have audited the accompanying consolidated balance sheets of Komag, Incorporated as of December 28, 1997 and December 29, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Asahi Komag Co., Ltd. (a corporation in which the Company has a 50% interest) as of December 28, 1997 and December 29, 1996, and for each of the three years in the period ended December 28, 1997.
Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Asahi Komag Co., Ltd. as of December 28, 1997 and December 29, 1996, and for each of the three years in the period ended December 28, 1997, is based solely on the report of the other auditors.

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

        In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Komag, Incorporated at December 28, 1997 and December 29, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     ERNST &  YOUNG LLP


San Jose, California
February 27, 1998

                                KOMAG, INCORPORATED
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share amounts)

                                                      Fiscal Year Ended
                                             ----------------------------------
                                                1997        1996        1995
                                             ----------  ----------  ----------
Net sales (see Note 13)                       $631,082    $577,791    $512,248
Cost of sales (see Notes 12 and 13)            537,536     402,224     314,762
                                             ----------  ----------  ----------
             Gross profit                       93,546     175,567     197,486
                                             ----------  ----------  ----------
Operating expenses:
   Research, development and engineering        51,427      29,409      23,804
   Selling, general and administrative          27,523      33,665      44,598
   Restructuring charge                         52,157           --          --
                                             ----------  ----------  ----------
                                               131,107      63,074      68,402
                                             ----------  ----------  ----------
        Operating income (loss)                (37,561)    112,493     129,084
                                             ----------  ----------  ----------
Other income (expense):
    Interest income                              4,753       6,437       5,802
    Interest expense                            (9,116)       (625)     (1,856)
    Other, net                                   4,104       2,843       2,189
                                             ----------  ----------  ----------
                                                  (259)      8,655       6,135
                                             ----------  ----------  ----------
       Income (loss) before income taxes,
         minority interest and equity in
         joint venture income (loss)           (37,820)    121,148     135,219

Provision (benefit) for income taxes           (20,982)     20,595      33,809
                                             ----------  ----------  ----------
       Income (loss) before minority
         interest and equity in joint
         venture income (loss)                 (16,838)    100,553     101,410
Minority interest in net income
   of consolidated subsidiary                      400         695       1,957
Equity in net income (loss) of
   unconsolidated joint venture                 (4,865)     10,116       7,362
                                             ----------  ----------  ----------
             Net income (loss)                ($22,103)   $109,974    $106,815
                                             ==========  ==========  ==========

Basic income (loss) per share                   ($0.42)      $2.15       $2.24
                                             ==========  ==========  ==========
Diluted income (loss) per share                 ($0.42)      $2.07       $2.14
                                             ==========  ==========  ==========
Number of shares used in basic computation      52,217      51,179      47,589
                                             ==========  ==========  ==========
Number of shares used in diluted computation    52,217      53,132      49,905
                                             ==========  ==========  ==========

                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                       Fiscal Year End
                                                  ------------------------
                                                     1997         1996
                                                  -----------  -----------
Assets

Current Assets
   Cash and cash equivalents                        $133,897      $90,741
   Short-term investments                             32,300        2,500
   Accounts receivable, less allowances of
      $4,424 in 1997 and $3,087 in 1996               77,792       55,676
   Accounts receivable from related parties            4,106        8,449
   Inventories:
      Raw materials                                   33,730       33,734
      Work-in-process                                 17,490       21,774
      Finished goods                                  15,558        6,452
                                                  -----------  -----------
         Total inventories                            66,778       61,960
   Prepaid expenses and deposits                       3,697        2,866
   Refundable income taxes                            24,524       13,326
   Deferred income taxes                              28,595       15,579
                                                  -----------  -----------
          Total current assets                       371,689      251,097

Investment in Unconsolidated Joint Venture            30,126       39,754

Property, Plant and Equipment
   Land                                                9,526        9,367
   Building                                          126,405      110,991
   Leasehold improvements                            141,111      131,737
   Furniture                                          11,791        7,754
   Equipment                                         793,561      673,210
                                                  -----------  -----------
                                                   1,082,394      933,059
    Less allowances for depreciation
      and amortization                              (403,798)    (289,353)
                                                  -----------  -----------
          Net property, plant and equipment          678,596      643,706

Deposits and Other Assets                              4,253        3,800
                                                  -----------  -----------
                                                  $1,084,664     $938,357
                                                  ===========  ===========

Liabilities and Stockholders' Equity

Current Liabilities
   Trade accounts payable                            $40,043      $80,089
   Accounts payable to related parties                 7,093        3,294
   Accrued compensation and benefits                  13,596       21,835
   Other liabilities                                   3,596        1,913
   Income taxes payable                                    9        1,824
   Restructuring liability                            11,253         --
                                                  -----------  -----------
           Total current liabilities                  75,590      108,955

Long-term Debt                                       245,000       70,000

Deferred Income Taxes                                 73,335       57,806

Other Long-term Liabilities                              960          497

Minority Interest in Consolidated Subsidiary           3,595        3,159

Commitments

Stockholders' Equity
  Preferred Stock, $0.01 par value per share:
      Authorized--1,000 shares
      No shares issued and outstanding                  --           --
  Common Stock,  $0.01 par value per share:
      Authorized--85,000 shares
      Issued and outstanding--52,794 shares
          in 1997 and 51,696 shares in 1996              528          517
   Additional paid-in capital                        401,869      388,305
   Retained earnings                                 281,476      303,579
   Accumulated translation adjustment                  2,311        5,539
                                                  -----------  -----------
           Total stockholders' equity                686,184      697,940
                                                  -----------  -----------
                                                  $1,084,664     $938,357
                                                  ===========  ===========

                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)

                                                           Fiscal Year Ended
                                                  -----------------------------------
                                                     1997        1996        1995
                                                  ----------- ----------- -----------
Operating Activities
 Net cash provided by operating activities-
   see detail on following page                      $84,396    $200,892    $188,792
                                                  ----------- ----------- -----------
Investing Activities
 Acquisition of property, plant and equipment       (199,112)   (403,062)   (166,450)
 Purchase of subsidiary shares from
   minority interest holder                               --          --      (6,750)
 Purchases of short-term investments                 (37,585)       (163)   (177,993)
 Proceeds from short-term investments
   at maturity                                         7,785     196,462      50,478
 Proceeds from disposal of equipment                     550       1,883         916
 Deposits and other assets                            (1,190)       (649)        113
 Dividend distribution from
   unconsolidated joint venture                        1,535          --          --
                                                  ----------- ----------- -----------
      Net cash used in investing activities         (228,017)   (205,529)   (299,686)
                                                  ----------- ----------- -----------
Financing Activities
 Proceeds from long-term obligations                 175,000      70,000          --
 Payments of long-term obligations                        --          --     (29,482)
 Sale of Common Stock, net of issuance costs          11,777      10,778     132,871
 Distribution to minority interest holder                 --        (279)       (280)
                                                  ----------- ----------- -----------
      Net cash provided by
         financing activities                        186,777      80,499     103,109
                                                  ----------- ----------- -----------
Increase (decrease) in cash and cash equivalents      43,156      75,862      (7,785)
Cash and cash equivalents at beginning of year        90,741      14,879      22,664
                                                  ----------- ----------- -----------
      Cash and cash equivalents at end of year      $133,897     $90,741     $14,879
                                                  =========== =========== ===========

                                                           Fiscal Year Ended
                                                  -----------------------------------
                                                     1997        1996        1995
                                                  ----------- ----------- -----------
Net income (loss)                                   ($22,103)   $109,974    $106,815
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
     Depreciation and amortization                   128,542      86,928      65,483
     Provision for losses on accounts receivable       1,315      (1,011)      1,519
     Equity in net (income) of unconsolidated
        joint venture                                  4,865     (10,117)     (7,362)
     Loss on disposal of equipment                     2,854         445         508
     Non-cash portion of restructing charge
        related to write-off of property,
        plant and equipment                           33,013          --          --
     Deferred income taxes                             2,513      13,153      17,418
     Deferred rent                                       463          23         (74)
     Minority interest in net income of
        consolidated subsidiary                          400         695       1,957
     Changes in operating assets and liabilities:
        Accounts receivable                          (23,431)      6,995     (18,615)
        Accounts receivable from related parties       4,343      (3,415)     (4,820)
        Inventories                                   (4,818)    (32,939)     (4,920)
        Prepaid expenses and deposits                   (831)        974      (2,811)
        Trade accounts payable                       (40,046)     51,372      10,875
        Accounts payable to related parties            3,799      (4,467)      5,407
        Accrued compensation and benefits             (8,239)    (10,131)     14,053
        Other liabilities                              1,683        (183)        431
        Income taxes payable (receivable)            (11,179)     (7,404)      2,928
        Restructuring liability                       11,253          --          --
                                                  ----------- ----------- -----------
Net cash provided by operating activities            $84,396    $200,892    $188,792
                                                  =========== =========== ===========

Supplemental disclosure of cash flow information
      Cash paid for interest                          $8,148        $340      $2,204
      Cash paid (refunded) for income taxes          (12,305)     15,280      13,463
      Income tax benefit from stock
           options exercised                           1,834       3,138       3,582

                 See notes to consolidated financial statements.

                             KOMAG, INCORPORATED
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (In thousands)

                                        Common Stock     Additional                 Accumulated
                                     ------------------   Paid-in      Retained     Translation
                                       Shares   Amount    Capital      Earnings     Adjustment
                                     ---------- ------- ------------ ------------- -------------
Balance at January 1, 1995              45,803    $458     $238,033       $86,790        $5,934

Common Stock issued under stock
   option and purchase plans,
   including related tax benefits        1,411      14       14,298           --            --
Sale of Common Stock, net of
   issuance costs                        3,500      35      122,068           --            --
Net income                                  --      --           --       106,815           --
Accumulated translation adjustment          --      --           --           --            119
                                     ---------- ------- ------------ ------------- -------------

Balance at December 31, 1995            50,714     507      374,399       193,605         6,053

Common Stock issued under stock
   option and purchase plans,
   including related tax benefits          982      10       13,906           --            --
Net income                                  --      --           --       109,974           --
Accumulated translation adjustment          --      --           --           --           (514)
                                     ---------- ------- ------------ ------------- -------------

Balance at December 29, 1996            51,696     517      388,305       303,579         5,539

Common Stock issued under stock
   option and purchase plans,
   including related tax benefits        1,098      11       13,564           --            --
Net loss                                    --      --           --       (22,103)          --
Accumulated translation adjustment          --      --           --           --         (3,228)
                                     ---------- ------- ------------ ------------- -------------

Balance at December 28, 1997            52,794    $528     $401,869      $281,476        $2,311
                                     ========== ======= ============ ============= =============

                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation: The consolidated financial statements include the accounts of the Company, its wholly owned and majority-owned subsidiaries (see Note 12) and equity in its unconsolidated joint venture (see Note 13). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign Exchange Gains and Losses: The Company enters into foreign currency forward exchange contracts to reduce the impact of currency fluctuations on firm purchase order commitments for equipment and construction-in-process. Gains and losses related to these contracts are included in the cost of the assets acquired. The Company had approximately $14,095,000 and $10,320,000 in foreign exchange forward purchase contracts outstanding at December 28, 1997 and December 29, 1996, respectively. These forward exchange contracts were comprised of Japanese yen, Malaysian ringgit and Singapore dollar foreign currencies. The fair market value of these foreign exchange contracts was approximately $1,200,000 lower than the contract value at December 28, 1997. There were no significant unhedged purchase commitments at December 28, 1997.

Cash Equivalents: The Company considers as a cash equivalent any highly liquid investment that matures within three months of its purchase date.

Short-Term Investments: The Company invests its excess cash in high-quality, short-term debt instruments. None of the Company's debt security investments have maturities greater than one year. At December 28, 1997, all short-term investments are designated as available for sale. Interest and dividends on the investments are included in interest income.


The following is a summary of the Company's investments by major security type at amortized cost, which approximates fair value:


                                                        Fiscal Year Ended
                                                     -----------------------
                                                        1997        1996
                                                     ----------- -----------
                                                         (in thousands)
 Municipal auction rate preferred stock                 $32,300      $2,500
 Corporate debt securities                               56,837      55,618
 Mortgage-backed securities                              79,419      35,699
                                                     ----------- -----------
                                                       $168,556     $93,817
                                                     =========== ===========

 Amounts included in cash and cash equivalents         $136,256     $91,317
 Amounts included in short-term investments              32,300       2,500
                                                     ----------- -----------
                                                       $168,556     $93,817
                                                     =========== ===========


There were no realized gains or losses on the Company's investments during 1997 as all investments were held to maturity during the year. The Company utilizes zero-balance accounts and other cash management tools to invest all available funds, including bank balances in excess of book balances.

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

Stock Compensation: The Company has adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). In accordance with the provisions of FAS 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. Note 5 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income (loss) and income (loss) per share for 1997, 1996 and 1995 as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123.

Income Taxes: The provision (benefit) for income taxes is based on pretax financial accounting income (loss). Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax and book basis of assets and liabilities.

Income (Loss) Per Share: In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("FAS 128").
FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported primary earnings per share. Earnings per share amounts for all periods presented have been restated to conform to FAS 128 requirements.

                                                  Fiscal Year Ended
                                         -----------------------------------
                                            1997        1996        1995
                                         ----------- ----------- -----------
                                       (in thousands, except per share amounts)

Numerator: Net income (loss)               ($22,103)   $109,974    $106,815
                                         ----------- ----------- -----------
Denominator for basic income (loss)
   per share - weighted-average shares       52,217      51,179      47,589
                                         ----------- ----------- -----------
Effect of dilutive securities:
   Employee stock options                       --        1,953       2,316
                                         ----------- ----------- -----------
Denominator for diluted income (loss)
   per share                                 52,217      53,132      49,905
                                         ----------- ----------- -----------

Basic income (loss) per share                ($0.42)      $2.15       $2.24
                                         =========== =========== ===========
Diluted income (loss) per share              ($0.42)      $2.07       $2.14
                                         =========== =========== ===========

Fiscal Year: The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The years ended December 28, 1997, December 29, 1996 and December 31, 1995 were each comprised of 52 weeks.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE 2.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one business segment, which is the development, production and marketing of high-performance thin-film media for use in hard disk drives. The Company sells to original equipment manufacturers in the rigid disk drive market and computer system manufacturers that produce their own disk drives.


Summary information for the Company's operations by geographic location is as follows:

                                                  Fiscal Year Ended
                                         -----------------------------------
                                            1997        1996        1995
                                         ----------- ----------- -----------
                                                    (in thousands)
Net sales
   To customers from U.S. operations       $290,986    $316,658    $344,218
   To customers from Far East operations    340,096     261,133     168,030
   Intercompany from Far East operations    121,945      75,608      25,123
   Intercompany from U.S. operations         38,310      22,232       6,683
                                         ----------- ----------- -----------
                                            791,337     675,631     544,054
   Eliminations                            (160,255)    (97,840)    (31,806)
                                         ----------- ----------- -----------
   Total net sales                         $631,082    $577,791    $512,248
                                         =========== =========== ===========

Operating income (loss)
   U.S. operations                        ($112,022)     $9,108     $63,755
   Far East operations                       70,821     107,774      67,930
                                         ----------- ----------- -----------
                                            (41,201)    116,882     131,685
   Eliminations                               3,640      (4,389)     (2,601)
                                         ----------- ----------- -----------
   Total operating income (loss)           ($37,561)   $112,493    $129,084
                                         =========== =========== ===========

Identifiable assets
   U.S. operations                         $768,395    $708,436    $573,006
   Far East operations                      467,990     381,015     201,915
                                         ----------- ----------- -----------
                                          1,236,385   1,089,451     774,921
   Eliminations                            (151,721)   (151,094)    (88,606)
                                         ----------- ----------- -----------
   Total identifiable assets             $1,084,664    $938,357    $686,315
                                         =========== =========== ===========

Export sales by domestic operations included the following:

                                                  Fiscal Year Ended
                                         -----------------------------------
                                            1997        1996        1995
                                         ----------- ----------- -----------
                                                    (in thousands)
Far East (see Note 13)                     $268,117    $249,130    $151,000
Europe                                       11,896         --          --


NOTE 3.  CONCENTRATION OF CUSTOMER AND SUPPLIER RISK

The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral. Significant customers accounted for the following percentages of net sales in 1997, 1996 and 1995:

                                                  Fiscal Year Ended
                                         -----------------------------------
                                            1997        1996        1995
                                         ----------- ----------- -----------
Western Digital Corporation                      38%         22%         12%
Maxtor Corporation                               19%        <10%        <10%
Quantum Corporation/MKE                          15%         18%         23%
Seagate Technology, Inc.                         14%         52%         44%
International Business Machines                  10%        <10%        <10%
Hewlett-Packard Company                         --          <10%         15%

In early 1996, Seagate merged with Conner Peripherals, Inc. In addition, Quantum ceased disk drive production in Milpitas, California and Penang, Malaysia and contracted with its Japanese manufacturing partner, Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE"), to manufacture all of its disk drives. Percentages for 1997, 1996 and 1995 represent the combined sales to Seagate/Conner and Quantum/MKE. Hewlett-Packard exited the disk drive manufacturing business in 1996.

Kobe Steel, Ltd. ("Kobe") supplies aluminum substrate blanks to Komag Material Technology, Inc. ("KMT"), and the Company in turn purchases KMT's entire output of finished substrates. The Company also purchases substantial quantities of finished substrates from Kobe in addition to the substrates purchased from KMT. The Company also relies on a limited number of other suppliers, in some cases a sole supplier, for certain other materials used in its manufacturing processes. These materials include nickel plating solutions, certain polishing and texturing supplies and sputtering target materials. These suppliers work closely with the Company to optimize the Company's production processes. Although this reliance on a limited number of suppliers, or a sole supplier, entails some risk that the Company's production capacity would be limited if one or more of such materials were to become unavailable or available in reduced quantities, the Company believes that the advantages of working closely with these suppliers outweigh such risks. If such materials should be unavailable for a significant period of time, the Company's results of operations could be adversely affected.


NOTE 4.  STOCKHOLDER'S EQUITY

In 1995, the Company raised $122,100,000 from the sale of 3,500,000 shares of Common Stock in a follow-on public stock offering.


NOTE 5.  STOCK OPTION PLANS AND STOCK PURCHASE PLAN

At December 28, 1997, the Company has stock-based compensation plans, which are described below. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recorded in the financial statements for its stock option and stock purchase plans. Had compensation cost for the stock-based compensation plans been determined consistent with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  Fiscal Year Ended
                                         -----------------------------------
                                            1997        1996        1995
                                         ----------- ----------- -----------
                                                 (in thousands, except per
                                                       share amounts)
Net income:   As reported                  ($22,103)   $109,974    $106,815
              Pro forma                     (36,833)    102,355     103,584

Basic EPS:    As reported                    ($0.42)      $2.15       $2.24
              Pro forma                       (0.71)       2.00        2.18

Diluted EPS:  As reported                    ($0.42)      $2.07       $2.14
              Pro forma                       (0.71)       1.93        2.08

Since FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

In September 1997, the Company's Board of Directors approved the 1997 Supplemental Stock Option Plan ("Supplemental Plan"). Under the Supplemental Plan, the Company may grant nonqualified stock options to purchase up to 3,600,000 shares of Common Stock. In January 1998, the Company's Board of Directors approved a 1,000,000 share increase in the total number of shares that may be issued under the Supplemental Plan.

Under the Company's stock option plans ("Plans"), including the Supplemental Plan, the Company may grant options to purchase up to 21,860,000 shares of Common Stock. Options may be granted to employees, directors, independent contractors and consultants. Options under the Supplemental Plan may not, however, be granted to the Company's executive officers or nonemployee members of the Company's Board of Directors. The Plans provide for issuing both incentive stock options and nonqualified stock options, both of which must be granted at fair market value at the date of grant. Outstanding options generally vest over four years and expire no later than ten years from the date of grant. Options may be exercised in exchange for cash or outstanding shares of the Company's Common Stock. Approximately 16,000, 5,000 and 17,000 shares of the Company's Common Stock were received in exchange for option exercises in 1997, 1996 and 1995, respectively.

In October 1997, the Company's Board of Directors approved an option exchange program, subject to election by the option holders, whereby options to purchase 1,806,000 shares of the Company's Common Stock at prices ranging from $19.75 to $36.00 per share were canceled and reissued at $19.44 per share, which was the fair market value of the Company's Common Stock at that time. The new options generally vest over two to four years. The option exchange program was not available to the Company's executive officers or nonemployee members of the Company's Board of Directors.

At December 28, 1997, approximately 6,473,000 shares of Common Stock were reserved for future option grants and 6,894,000 shares of Common Stock were reserved for the exercise of outstanding options. Approximately 2,297,000, 1,917,000 and 1,487,000 of the outstanding options were exercisable at December 28, 1997, December 29, 1996 and December 31, 1995, respectively.

For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free interest rates of 6.3%, 6.1% and 6.4%; volatility factors of the expected market price of the Company's Common Stock of 61.9%, 60.0% and 59.3%; and a weighted-average expected life of the options of 6.5, 5.9 and 6.2 years. There was no dividend yield included in the calculation as the Company does not pay dividends. The weighted-average fair value of options granted during 1997, 1996 and 1995 was $11.06, $12.88 and $8.58, respectively.

A summary of stock option transactions is as follows:

                                              Weighted-
                                               average
                                               Exercise
                                  Shares        Price
                                 ---------   ------------
                          (in thousands, except per share amounts)
Outstanding at January 1, 1995      4,699          $8.55
    Granted                         1,479          16.58
    Exercised                        (997)          7.20
    Cancelled                        (153)         10.24
                                 ---------       -------

Outstanding at December 31, 1995    5,028          11.13
    Granted                         1,651          25.65
    Exercised                        (635)          9.00
    Cancelled                        (299)         16.43
                                 ---------       -------

Outstanding at December 29, 1996    5,745          15.26
    Granted                         4,141          22.38
    Exercised                        (678)          9.66
    Cancelled                      (2,314)         25.42
                                 ---------       -------

Outstanding at December 28, 1997    6,894         $16.68
                                 =========       =======

The following table summarizes information concerning currently outstanding and exercisable options (option shares in thousands):

                          Options Oustanding               Options Exercisable
                  ------------------------------------  ------------------------
                                Remaining
    Range of         Number    Contractual  Exercise       Number     Exercise
Exercise Prices*  Outstanding  Life (yrs)*   Price*     Exercisable    Price*
----------------- ------------ ----------- -----------  ------------ -----------
 $  7.06 - $ 10.00      1,535         5.9       $8.41         1,444       $8.39
   10.01 -   14.00      1,412         7.5       11.76           594       10.67
   14.01 -   21.00      2,615         9.1       19.05           100       19.93
   21.01 -   28.00        901         8.2       25.32           103       25.19
   28.01 -   34.13        431         8.1       29.84            56       33.94
                  ------------                          ------------
Enter                   6,894                                 2,297
                  ============                          ============

 * Weighted-average

Under the terms of the Employee Stock Purchase Plan ("ESPP Plan"), employees may elect to contribute up to 10% of their compensation toward the purchase of shares of the Company's Common Stock. The purchase price per share will be the lesser of 85% of the fair market value of the stock on the first day of enrollment in a twenty-four-month offering period or the last day of each semi-annual period within the twenty-four-month offering period. The total number of shares of stock that may be issued under the Plan cannot exceed 3,550,000 shares. Shares issued under the ESPP Plan approximated 436,000, 352,000 and 431,000 in 1997, 1996 and 1995, respectively. At December 28, 1997, approximately 360,000 shares of Common Stock were reserved for future issuance under
the ESPP Plan.   In January 1998, the Company's Board of Directors
approved a 1,300,000 share increase in the total number of shares that may be issued under the ESPP Plan. The increase is subject to shareholder approval.

For purposes of the pro forma disclosure, the fair value of the employees' purchase rights has been estimated using the Black-Scholes model assuming risk-free interest rates of 6.5%, 5.6% and 6.4% in 1997, 1996 and 1995, respectively. Volatility factors of the expected market price were 60%, 60% and 59% for 1997, 1996 and 1995, respectively. The weighted-average expected life of the purchase rights was six months for 1997, 1996 and 1995. The weighted-average fair value of those purchase rights granted in 1997, 1996 and 1995 was $6.37, $5.09 and $6.36, respectively.


NOTE 6.  BONUS AND PROFIT SHARING PLANS

Under the terms of the Company's cash profit sharing plan, a percentage of consolidated semi-annual operating profit, as defined in the plan, is allocated among all employees who meet certain criteria. In 1997 and 1996, under the terms of the Company's bonus plans, a percentage of consolidated annual operating profit, as defined in the respective bonus plans, was paid to eligible employees. In 1995, various percentages of an operating unit's annual operating profit, as defined in the respective bonus plans, was paid to eligible employees. The Company expensed $1,966,000, $9,078,000 and $19,990,000 under these bonus and cash profit sharing plans in 1997, 1996 and 1995, respectively.

The Company and its subsidiaries maintain savings and deferred profit sharing plans. Employees who meet certain criteria are eligible to participate. In addition to voluntary employee contributions to these plans, the Company contributes four percent of semi-annual consolidated operating profit, as defined in the plans. These contributions are allocated to all eligible employees. Furthermore, the Company matches a portion of each employee's contributions to the plans up to a maximum amount. The Company contributed $2,534,000, $5,573,000 and $6,653,000 to the plans in 1997, 1996 and 1995, respectively.

Expenses for the Company's bonus and profit sharing plans are included in selling, general and administrative expenses.


NOTE 7.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                    Fiscal Year Ended
                                           -----------------------------
                                             1997      1996      1995
                                           --------- --------- ---------
                                                    (in thousands)
Federal:
    Current                                ($24,036)   $3,988   $16,496
    Deferred                                  2,192    10,265    14,830
                                           --------- --------- ---------
                                            (21,844)   14,253    31,326
State:
    Current                                    (490)      496    (1,284)
    Deferred                                    321     2,888     2,588
                                           --------- --------- ---------
                                               (169)    3,384     1,304
Foreign:
    Current                                   1,031     2,958     1,179
                                           --------- --------- ---------
                                           ($20,982)  $20,595   $33,809
                                           ========= ========= =========

The foreign provision above consists of withholding taxes on royalty and interest payments and foreign taxes of subsidiaries.

Deferred tax assets (liabilities) are comprised of the following:

                                              Fiscal Year End
                                           -------------------
                                             1997      1996
                                           --------- ---------
                                               (in thousands)
Depreciation                               ($22,118)  ($9,656)
State income taxes                          (10,299)  (11,988)
Deferred income                             (34,023)  (25,764)
Other                                        (6,895)  (10,398)
                                           --------- ---------
Gross deferred tax liabilities              (73,335)  (57,806)
                                           --------- ---------

Inventory valuation adjustments               8,971     3,448
Accrued compensation and benefits             3,175     2,956
State income taxes                            2,484     5,123
Other                                        13,965     4,052
Tax benefit of net operating losses          35,046    35,046
                                           --------- ---------
Gross deferred tax assets                    63,641    50,625
                                           --------- ---------

Deferred tax asset valuation allowance      (35,046)  (35,046)
                                           --------- ---------
                                           ($44,740) ($42,227)
                                           ========= =========


As of December 28, 1997, a 60%-owned subsidiary of the Company, Dastek Holding Company, has a federal tax net operating loss carryforward of approximately $100,000,000. The Company has fully reserved for the potential future federal tax benefit of this net operating loss in the deferred tax asset valuation allowance due to the fact that its utilization is limited to the subsidiary's separately computed future taxable income and that the subsidiary has no history of operating profits. The deferred tax asset valuation allowance was unchanged in 1997 and increased $257,000 and $1,189,000 in 1996 and 1995, respectively. The $100,000,000 net operating loss carryforward expires at various dates through 2010.

A reconciliation of the income tax provision at the 35% federal statutory rate to the income tax provision at the effective tax rate is as follows:

                                                    Fiscal Year Ended
                                           -----------------------------
                                             1997      1996      1995
                                           --------- --------- ---------
                                                    (in thousands)
Income taxes computed at federal
   statutory rate                          ($13,237)  $42,402   $47,327
State and foreign income taxes, net of
   federal benefit                              907     5,021       868
Tax-exempt interest income                      --     (1,193)   (1,434)
Permanently reinvested foreign earnings (25,597) (26,050) (12,634) Losses for which no current
   year benefit available                    16,561       --        --
Other                                           384       415      (318)
                                           --------- --------- ---------
                                           ($20,982)  $20,595   $33,809
                                           ========= ========= =========

Foreign pretax income was $74,400,000, $104,300,000 and $65,903,000 in
1997, 1996 and 1995, respectively.

Komag USA (Malaysia) Sdn. ("KMS"), the Company's wholly owned thin-film media operation in Malaysia, was granted its initial tax holiday for a period of five years commencing in July 1993. Assuming KMS fulfills certain commitments under its license to operate within Malaysia, this initial tax holiday may be extended for an additional five-year period by the Malaysian government. The impact of this tax holiday was to reduce the Company's 1997 net loss by approximately $20,826,000 ($0.40 per share under both the basic and diluted methods) and increase 1996 net income by approximately $21,800,000 ($0.43 basic income per share and $0.41 diluted income per share). Losses incurred prior to the commencement of this initial tax holiday, approximately $6,237,000, are available for carryforward to years following the expiration of the tax holiday. The Company has also been granted an additional ten-year tax holiday for its second and third plant sites in Malaysia. This new tax holiday had not yet commenced at December 28, 1997.

The Company has generated $230,681,000 of earnings for which no U.S. tax has been provided as of December 28, 1997. These earnings are considered to be permanently invested outside the United States.


NOTE 8.  TERM DEBT AND LINES OF CREDIT

The Company has borrowed $245,000,000 and $70,000,000 under its term debt and line of credit facilities at December 28, 1997 and December 29, 1996, respectively. At December 28, 1997, these borrowings incurred interest at 6.5% to 7.4%, with interest-only payments due quarterly. Principal payments under the line of credit agreements are due six and twelve months after the borrowing date but may be extended by the Company for additional one- to twelve-month periods through 1999 and 2002. The Company intends to extend the principal repayment under these lines of credit and has classified the principal as long-term debt. Interest rates in effect for the extension periods will be based upon prevailing Eurodollar, Federal Funds and/or LIBOR rates plus 0.375% to 1.875% at the time of principal extension.

The Company's credit facilities total $345,000,000 and are comprised of five agreements: a five-year term loan that expires in 2002, two separate revolving line of credit agreements that expire in 2002 and two separate four-year revolving line of credit agreements that expire in 1999 and 2000. These agreements may be extended, subject to bank approvals, annually for an additional year, thus perpetuating their multiyear tenors. At December 28, 1997, $100,000,000 was available under these unsecured credit facilities. Subsequent to year-end, the Company borrowed an additional $15,000,000 under these unsecured credit facilities.

The Company's credit facilities require maintenance of certain financial ratios and compliance with covenants, including limitations on both the size and number of sequential quarterly losses. Additionally, these covenants limit the amount of dividend payments without the lenders' consents. At December 28, 1997, the Company was in compliance with its debt covenants.


NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and short-term investments, accounts receivable and certain other liabilities on the Consolidated Balance Sheets approximate fair value at December 28, 1997 and December 29, 1996 due to the relatively short period to maturity of the instruments. Fair value of long-term debt was based on quoted market prices or pricing models using current market rates. The carrying value on the Consolidated Balance Sheets approximates fair value at December 28, 1997 and December 29, 1996. See Note 1 for fair value of foreign currency hedge contracts.


NOTE 10.  LEASES AND COMMITMENTS

The Company leases certain production, research and administrative facilities under operating leases that expire at various dates between 1999 and 2007. Certain of these leases include renewal options varying from five to twenty years.

At December 28, 1997, the future minimum commitments for all noncancellable operating leases are as follows (in thousands):

    1998                                 $6,879
    1999                                  5,944
    2000                                  5,222
    2001                                  4,900
    2002                                  4,818
    Thereafter                           21,290
                                       ---------
      Total minimum lease payments      $49,053
                                       =========

Rental expense for all operating leases amounted to $8,047,000, $4,838,000 and $4,212,000 in 1997, 1996 and 1995, respectively.

The Company has current noncancellable capital commitments of approximately $75,000,000.

NOTE 11.  RESTRUCTURING CHARGE

In August 1997, the Company implemented a restructuring plan based on an evaluation of the size and location of its existing production capacity relative to the short-term market demand outlook. Under the restructuring plan, the Company consolidated its U.S. manufacturing operations into its San Jose, California facilities and closed two older factories in Milpitas, California. The first Milpitas factory was closed at the end of the third quarter of 1997 and the second factory, originally scheduled for closure by the end of the second quarter of 1998, was closed in January 1998. Over time the Company expects that its Malaysian manufacturing operations will account for an increasing portion of the Company's production output. These facilities are closer to customers' disk drive assembly plants in Southeast Asia and enjoy certain cost and tax advantages over the Company's U.S. manufacturing facilities.

The planned restructuring actions resulted in a charge of $52,200,000 and included reducing headcount, vacating leased facilities, consolidating operations and disposing of assets. The restructuring charge included $3,900,000 for severance costs associated with approximately 330 terminated employees, $33,000,000 for the write-off of the net book value of equipment and leasehold improvements, $10,100,000 related to equipment order cancellations and other equipment-related costs and $5,200,000 for facility closure costs. Non-cash items included in the restructuring charge totaled approximately $33,000,000. At December 28, 1997, $11,300,000 related to the restructuring activities remained in current liabilities. The Company has made cash payments totaling approximately $7,900,000 primarily for severance costs and equipment-related costs. The majority of the remaining restructuring liability, primarily related to equipment order cancellations and facility closure costs, is expected to be paid in 1998.


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

Other transactions between Kobe or its distributors and the Company were as follows:

                                                      Fiscal Year Ended
                                               -----------------------------
                                                 1997      1996      1995
                                               --------- --------- ---------
                                                        (in thousands)
Accounts payable to Kobe or its distributors:
   Beginning of year                             $2,430    $3,302    $2,234
      Purchases                                  52,308    53,554    34,478
      Payments                                  (49,908)  (54,426)  (33,410)
                                               --------- --------- ---------
   End of year                                   $4,830    $2,430    $3,302
                                               ========= ========= =========

NOTE 13.  UNCONSOLIDATED JOINT VENTURE

In 1987, the Company formed a partnership, Komag Technology Partners ("Partnership"), with the U.S. subsidiaries of two Japanese companies and simultaneously formed a subsidiary, Asahi Komag Co., Ltd.
("AKCL"). The Company contributed technology in exchange for a 50% interest in the Partnership. The Partnership and its subsidiary (joint venture) established a facility in Japan to manufacture and sell the Company's thin-film media products in Japan. AKCL also sells its products to the Company for resale outside of Japan. In 1996, the Company granted AKCL various licenses to sell its products to specified customers outside of Japan in exchange for a 5% royalty on these sales. The Company recorded approximately $1,388,000 and $1,305,000 of royalty in other income in 1997 and 1996, respectively.

The Company's share of the joint venture's net income (loss) was ($4,865,000), $10,116,000 and $7,362,000 in 1997, 1996 and 1995,
respectively.

Other transactions between the joint venture and the Company were as follows:

                                                      Fiscal Year Ended
                                               -----------------------------
                                                 1997      1996      1995
                                               --------- --------- ---------
                                                        (in thousands)
Accounts receivable from joint venture:
    Beginning of year                            $8,316    $4,906       $96
       Sales                                     95,302    69,311    21,224
       Cash receipts                            (99,565)  (65,901)  (16,414)
                                               --------- --------- ---------
    End of year                                  $4,053    $8,316    $4,906
                                               ========= ========= =========

Accounts payable to joint venture:
    Beginning of year                              $549      $355       $46
       Purchases                                 14,686    12,145     5,460
       Payments                                 (12,979)  (11,951)   (5,151)
                                               --------- --------- ---------
    End of year                                  $2,256      $549      $355
                                               ========= ========= =========

Equipment purchases by the Company from its joint venture partners were $17,836,000, $20,655,000 and $18,195,000 in 1997, 1996 and 1995,
respectively.

Summary combined financial information for the Partnership and AKCL for the years ended December 31, 1997, 1996 and 1995, and as of December 31, 1997 and 1996 is as follows. The subsidiary's total assets, liabilities, revenues, costs and expenses approximate 100% of the combined totals.
                                                      Fiscal Year Ended
                                               -----------------------------
                                                 1997      1996      1995
                                               --------- --------- ---------
                                                        (in thousands)
Summarized Statements of Operations:
    Net sales                                  $186,474  $230,904  $173,177
    Costs and expenses                          200,305   188,707   143,766
    Income tax provision (benefit)               (4,101)   21,965    14,687
    Net income (loss)                           ($9,730)  $20,232   $14,724


                                                           Fiscal Year End
                                                         -------------------
                                                           1997      1996
                                                         --------- ---------
                                                             (in thousands)
Summarized Balance Sheets:
    Current assets                                        $63,512   $79,619
    Noncurrent assets                                     151,540   129,068
                                                         --------- ---------
        Total Assets                                     $215,052  $208,687
                                                         ========= =========

    Current liabilities                                  $115,106  $110,239
    Long-term obligations                                  41,975    19,902
    Partners' capital                                      57,971    78,546
                                                         --------- ---------
        Total Liabilities and Partners' Capital          $215,052  $208,687
                                                         ========= =========

NOTE 14.  PARTICIPATION IN HEADWAY TECHNOLOGIES, INC.

Headway Technologies, Inc. ("Headway") was formed in 1994 to research, develop and manufacture advanced magnetoresistive ("MR") heads for the data storage industry. Hewlett-Packard Company ("HP") and AKCL (see
Note 13) provided the initial cash funding to Headway in exchange for equity interests. The Company and Asahi America licensed to Headway MR technology developed through a prior joint venture and contributed certain research and production equipment in exchange for equity. As a result of these transactions, the Company held a direct voting interest in Headway of less than 20% and had no cost basis in its investment in Headway. In 1997, the Company sold its interest in Headway.

AKCL invested in Headway in 1994 and recorded partial write-downs of its investment through 1995 based upon net losses incurred at Headway. During the third quarter of 1996, Headway's major customer, HP, announced the closure of its disk drive manufacturing operations. Based upon anticipated future operating losses at Headway arising from the loss of HP's business, AKCL wrote off its remaining Headway investment at the end of the third quarter of 1996. In 1997, AKCL sold its entire interest in Headway for $10,800,000 to a group of new investors as part of a recapitalization and AKCL recorded the proceeds from this sale as a gain ($5,300,000, net of tax).


 NOTE 15.  QUARTERLY SUMMARIES
(in thousands, except per share amounts, unaudited)

                                              1997
                      ---------------------------------------------------
                      1st Quarter  2nd Quarter  3rd Quarter(1)4th Quarter
                      -----------  -----------  -----------   -----------
Net sales               $167,242     $175,121     $129,694      $159,025
Gross profit              39,315       35,661          202        18,368
Net income (loss)         17,799       11,677      (52,748)        1,169

Basic income (loss)
  per share                $0.34        $0.22       ($1.01)        $0.02
Diluted income (loss)
  per share                $0.33        $0.22       ($1.01)        $0.02


                                              1996
                      ---------------------------------------------------
                      1st Quarter  2nd Quarter  3rd Quarter   4th Quarter
                      -----------  -----------  -----------   -----------
Net sales               $152,839     $152,208     $131,533      $141,211
Gross profit              64,489       62,956       31,585        16,537
Net income                42,504       42,560       16,498         8,412

Basic income
  per share                $0.84        $0.83        $0.32         $0.16
Diluted income
  per share                $0.80        $0.80        $0.31         $0.16

(1) Results for the third quarter of 1997 included a $52,157,000 restructuring charge to consolidate the Company's U.S. manufacturing operations.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEMS 10, 11, 12 and 13.

        Items 10 through 13 of Part III will be contained in the Komag, Incorporated Proxy Statement for the Annual Meeting of Stockholders to be held May 27, 1998 (the "1998 Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than May 7, 1998.
The cross- reference table below sets forth the captions under which the responses to these items are found:

10-K Item         Description                                   Caption in 1998 Proxy Statement
----------        -----------                                   ------------------------------

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

11                Executive Compensation                      "Additional Information: Executive
                                                                    Compensation and Related
                                                                    Information"

12                Security Ownership of Certain Beneficial    "Additional Information: Principal
                      Owners and Management                         Stockholders"

13                Certain Relationships and Related           "Additional Information: Certain
                      Transactions                                  Relationships and Related
                                                                    Transactions"

         The information set forth under the captions listed above, contained in the 1998 Proxy Statement, are hereby incorporated herein by reference in response to Items 10 through 13 of this Report on Form 10-K.




                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) List of Documents filed as part of this Report.

         1.  Financial Statements.

         The following consolidated financial statements of Komag, Incorporated are filed in Part II, Item 8 of this Report on Form 10-K:

Consolidated Statements of Operations-Fiscal Years 1997, 1996 and
1995
Consolidated Balance Sheets-December 28, 1997 and December 29, 1996 Consolidated Statements of Cash Flows-Fiscal Years 1997, 1996 and 1995
Consolidated Statements of Stockholders' Equity-Fiscal Years 1997,
1996 and 1995
Notes to Consolidated Financial Statements

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

10.1.9   Lease  Agreement  dated  August  4,  1995  by and  between  Great  Oaks
         Interests and Komag, Incorporated (incorporated by reference from Exhibit 10.1.12 filed with Form 10-Q for the quarter ended October 1,
         1995).

10.1.10 First Amendment to Lease dated November 3, 1995 by and between Great Oaks Interests and Komag, Incorporated (incorporated by reference from Exhibit 10.1.10 filed with the Company's report on Form 10-K for the year ended December 28, 1996).

10.1.11 Lease Agreement (B10) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated (incorporated by reference from Exhibit 10.1.11 filed with the Company's report on Form 10-K for the year ended December 28, 1996).

10.1.12 Lease Agreement (B11) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated (incorporated by reference from Exhibit 10.1.12 filed with the Company's report on Form 10-K for the year ended December 28, 1996).

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

10.4.4 Komag, Incorporated Discretionary Bonus Plan. (incorporated by reference from Exhibit 10.4.4 filed with the Company's report on Form 10-K for the year ended December 28, 1996).

10.4.5   Komag, Incorporated 1997 Supplemental Stock Option Plan.

10.5.1   Komag,   Incorporated   Deferred  Compensation  Plan  (incorporated  by
         reference from a similarly numbered exhibit filed with the Company's Report on Form 10-K for the year ended January 1, 1995).

10.5.2 Amendment No. 1 to Komag, Incorporated Deferred Compensation Plan dated January 1, 1997. (incorporated by reference from Exhibit 10.5.2 filed with the Company's report on Form 10-K for the year ended December
         28, 1996).

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

10.13 First Amendment to Credit Agreement by and between Komag, Incorporated and The Industrial Bank of Japan, Limited, San Francisco Agency dated November 19, 1996 (incorporated by reference to Exhibit 10.17 filed with the Company's report on Form 10-K for the year ended December 28,
         1996).

10.14 Second Amendment to Credit Agreement by and between Komag, Incorporated and The Industrial Bank of Japan, Limited, San Francisco Agency dated January 31, 1997 (incorporated by reference to Exhibit 10.18 filed with the Company's report on Form 10-K for the year ended December 28,
         1996).

10.15 Credit Agreement between Komag, Incorporated and The Dai-Ichi Kangyo Bank, Limited, San Francisco Agency dated October 7, 1996 (incorporated by reference to Exhibit 10.19 filed with the Company's report on Form 10-K for the year ended December 28, 1996).

10.16 First Amendment to Credit Agreement between Komag, Incorporated and The Dai-Ichi Kangyo Bank, Limited, San Francisco Agency dated November 25, 1996 (incorporated by reference to Exhibit 10.20 filed with the Company's report on Form 10-K for the year ended December 28, 1996).

10.17 Credit Agreement dated as of February 7, 1997 among Komag, Incorporated, institutional lenders and The Industrial Bank of Japan, Limited, San Francisco Agency, as agent for the lenders(incorporated by reference to Exhibit 10.22 filed with the Company's report on Form 10-K for the year ended December 28, 1996).


10.18 Amended and Restated Credit Agreement Among Komag, Incorporated and BankBoston, N.A. as agent (incorporated by reference from Exhibit 10.23 filed with the Company's report on Form 10-Q for the quarter ended June 29, 1997).

10.19 First Amendment to Amended and Restated Credit Agreement dated October 9, 1997 among Komag, Incorporated and BankBoston, N.A. as agent (incorporated by reference from Exhibit 10.24 filed with the Company's report on Form 10-Q for the quarter ended September 28, 1997).


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

        The preceding undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-16625 (filed
August 19, 1987), 33-19851 (filed January 28, 1988),   33-25230 (filed
October 28, 1988), 33-41945 (filed July 29, 1991), 33-45469 (filed
February 3, 1992),  33-53432 (filed October 16, 1992), 33-80594 (filed
June 22, 1994), 33-62543 (filed September 12, 1995), 333-06081 (filed
June 14, 1996), 333-23095 (filed March 11, 1997) and 333-31297 (filed
July 16, 1997).

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Milpitas, California on this 24th day of March, 1998.

                              Komag, Incorporated

                                         By    Stephen C. Johnson
                                            ----------------------------------
                                               Stephen C. Johnson
                                         President and Chief Executive Officer


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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

         Signature                          Title                     Date
---------------------------- ------------------------------------ -------------
/s/  TU CHEN                 Chairman of the Board                March 24, 1998
------------------------        and Director
    (Tu Chen)


/s/  STEPHEN C. JOHNSON      President and Chief Executive        March 24, 1998
-----------------------         Officer
    (Stephen C. Johnson)


/s/  WILLIAM L. POTTS, JR.   Senior Vice President, Chief         March 24, 1998
-------------------------       Financial Officer and Secretary
    (William L. Potts, Jr.)   (Principal Financial and
                               Accounting Officer)


/s/  CRAIG R. BARRETT        Director                             March 24, 1998
-----------------------
    (Craig R. Barrett)


/s/  CHRIS A. EYRE           Director                             March 24, 1998
-----------------------
    (Chris A. Eyre)


/s/  IRWIN FEDERMAN          Director                             March 24, 1998
-----------------------
    (Irwin Federman)


/s/  GEORGE A. NEIL          Director                             March 24, 1998
-----------------------
    (George A. Neil)


/s/  MAX PALEVSKY            Director                             March 24, 1998
-----------------------
    (Max Palevsky)


/s/  ANTHONY SUN             Director                             March 24, 1998
-----------------------
    (Anthony Sun)


/s/  MASAYOSHI TAKEBAYASHI   Director                             March 24, 1998
-----------------------
    (Masayoshi Takebayashi)


*By WILLIAM L. POTTS, JR.
    ----------------------
    (William L. Potts, Jr.,
     Attorney-in-Fact)

ITEM 14(d) FINANCIAL STATEMENT SCHEDULES
                                     KOMAG, INCORPORATED

                                        Schedule II
                           VALUATION AND QUALIFYING ACCOUNTS
                                       (in thousands)

                                               Additions
                                Balance at    Charged to                      Balance
                                 Beginning     Costs and                      at End
                                 of Period     Expenses      Deductions      of Period
                                -----------   -----------    -----------    -----------
Year ended December 31, 1995
 Allowance for doubtful
  accounts                          $1,487        $1,519          $  --         $3,006
 Allowance for sales returns           736         2,351 (1)      1,814 (2)      1,273
                                -----------   -----------    -----------    -----------
                                    $2,223        $3,870         $1,814         $4,279
                                ===========   ===========    ===========    ===========

Year ended December 29, 1996
 Allowance for doubtful
  accounts                          $3,006       ($1,011)           $11         $1,984
 Allowance for sales returns         1,273         3,528 (1)      3,698 (2)      1,103
                                -----------   -----------    -----------    -----------
                                    $4,279        $2,517         $3,709         $3,087
                                ===========   ===========    ===========    ===========

Year ended December 28, 1997
 Allowance for doubtful
  accounts                          $1,984        $1,286           ($28)        $3,298
 Allowance for sales returns         1,103         7,145 (1)      7,122 (2)      1,126
                                -----------   -----------    -----------    -----------
  Sub total                          3,087         8,431          7,094          4,424
 Restructuring liability                --        52,157 (3)     40,904 (4)     11,253
                                -----------   -----------    -----------    -----------
                                    $3,087       $60,588        $47,998        $15,677
                                ===========   ===========    ===========    ===========

(1)  Additions to the allowance for sales returns are netted against sales.

(2) Actual sales returns of subsequently scrapped product were charged against the allowance for sales returns. Actual sales returns of product that was subsequently tested and shipped to another customer were netted directly against sales.

(3) The Company recorded a restructuring charge of $52,157,000 to consolidate its U.S. manufacturing operations.

(4) Charges against the restructuring liability included non-cash charges of $33,000,000 for the write-off of the net book value of equipment and leaseholds, and cash charges of approximately $7,900,000 for severance and equipment related costs.


REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Asahi Komag Co., Ltd.

        We have audited the accompanying consolidated balance sheets of Asahi Komag Co., Ltd. and subsidiary (the "Company") as of December 31, 1997 and 1996, and the consolidated statements of income, cash flows, and stockholder's equity for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects the consolidated financial position of Asahi Komag Co., Ltd. and subsidiary as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles applicable in the United States of America.

        As discussed in Note 2b of the notes to the consolidated financial statements, the Company reporting entity changed in 1995 as a result of the establishment of a wholly owned subsidiary.

        As discussed in Note 14 of the notes to consolidated financial statements, on February 9, 1998 the Company's board of directors approved a plan to replace certain operating equipment with a net book value of Y398,555 thousand (Japanese Yen).

        The consolidated financial statements as of and for the year ended December 31, 1997 have been translated into United States Dollars solely for the convenience of the reader. Our audit included the translation, and in our opinion such translation has been made in accordance with the basis stated in note 2h to the financial statements.

                                             CHUO AUDIT CORPORATION

Tokyo, Japan

February 27, 1998