Form 10-Q
period 1998-03-29
KOMAG INC /DE/
filed 1998-05-01
CIK 813347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 29, 1998
                         Commission File Number 0-16852



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

On March 29, 1998, 52,894,878 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

Part 1.  Financial Information
Item 1.   Financial Statements
                              KOMAG, INCORPORATED
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, except per share data)
                                  (Unaudited)

                                                      Three Months Ended
                                                     -------------------
                                                     March 29, March 30,
                                                     1998      1997
                                                     --------- ---------
Net sales                                             $76,057  $167,242
Cost of sales                                         107,652   127,927
                                                     --------- ---------
      GROSS PROFIT (LOSS)                             (31,595)   39,315

Operating expenses:
   Research, development and engineering               14,944    12,013
   Selling, general and administrative                  4,611    10,145
                                                     --------- ---------
                                                       19,555    22,158
                                                     --------- ---------
      OPERATING INCOME (LOSS)                         (51,150)   17,157

Other income (expense):
   Interest income                                      2,552     1,185
   Interest expense                                    (4,554)   (1,467)
   Other, net                                           4,323       687
                                                     --------- ---------
                                                        2,321       405


Income (loss) before income taxes, minority interest,
   and equity in joint venture income (loss)          (48,829)   17,562
Provision for income taxes                               --       2,986
                                                     --------- ---------

Income (loss) before minority interest
   and equity in joint venture income (loss)          (48,829)   14,576
Minority interest in net income (loss) of
   consolidated subsidiary                                (95)      182
   joint venture                                       (9,424)    3,405
                                                     --------- ---------
     NET INCOME (LOSS)                               ($58,158)  $17,799
                                                     ========= =========

Basic income (loss) per share                          ($1.10)    $0.34
                                                     ========= =========
Diluted income (loss) per share                        ($1.10)    $0.33
                                                     ========= =========
Number of shares used in basic computation             52,875    51,811
                                                     ========= =========
Number of shares used in diluted computation           52,875    53,906
                                                     ========= =========

                 See notes to consolidated financial statements.

                              KOMAG, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                      March 29,   December 28,
                                                           1998           1997
                                                   -------------  -------------
                                                    (unaudited)      (note)
ASSETS
Current Assets
     Cash and cash equivalents                          $96,951       $133,897
     Short-term investments                              76,700         32,300
     Accounts receivable less allowances of
          $3,835 in 1998 and $4,424 in 1997              47,892         77,792
     Accounts receivable from related parties             2,086          4,106
     Inventories:
          Raw materials                                  32,043         33,730
          Work-in-process                                17,918         17,490
          Finished goods                                 10,601         15,558
                                                   -------------  -------------
               Total inventories                         60,562         66,778
     Prepaid expenses and deposits                        3,790          3,697
     Income taxes receivable                              3,469         24,524
     Deferred income taxes                               28,595         28,595
                                                   -------------  -------------
               Total current assets                     320,045        371,689
Investment in Unconsolidated Joint Venture               18,775         30,126
Property, Plant and Equipment
     Land                                                 7,785          9,526
     Building                                           123,726        126,405
     Equipment                                          831,151        793,561
     Furniture                                           11,784         11,791
     Leasehold improvements                             138,977        141,111
                                                   -------------  -------------
                                                      1,113,423      1,082,394
     Less allowances for depreciation and
        amortization                                   (430,286)      (403,798)
                                                   -------------  -------------
               Net property, plant and equipment        683,137        678,596
Deposits and Other Assets                                 3,962          4,253
                                                   -------------  -------------
                                                     $1,025,919     $1,084,664
                                                   =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Trade accounts payable                             $26,052        $40,043
     Accounts payable to related parties                  2,993          7,093
     Accrued compensation and benefits                   16,860         13,596
     Other liabilities                                    5,046          3,605
     Restructuring liability                             10,128         11,253
                                                   -------------  -------------
                Total current liabilities                61,079         75,590
Long-term Debt                                          260,000        245,000
Deferred Income Taxes                                    73,335         73,335
Other Long-term Liabilities                               1,070            960
Minority Interest in Consolidated Subsidiary              3,500          3,595
Stockholders' Equity
     Preferred stock                                        --             --
     Common stock                                           529            528
     Additional paid-in capital                         402,704        401,869
     Retained earnings                                  223,318        281,476
     Accumulated foreign currency translation
        adjustments                                         384          2,311
                                                   -------------  -------------
                Total stockholders' equity              626,935        686,184
                                                   -------------  -------------
                                                     $1,025,919     $1,084,664
                                                   =============  =============

Note: The balance sheet at December 28, 1997 has been derived from the audited financial statements at that date.

                See notes to consolidated financial statements.

                              KOMAG, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                            Three Months Ended
                                                         ------------------------
                                                          March 29,    March 30,
                                                               1998         1997
                                                         -----------  -----------
OPERATING ACTIVITIES
    Net income (loss)                                      ($58,158)     $17,799
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
       Depreciation and amortization                         34,635       28,576
       Provision for losses on accounts receivable             (838)       1,034
       Equity in net (income) loss of unconsolidated
           joint venture                                      9,424       (3,405)
       Gain on disposal of property, plant and equipment     (2,728)         (79)
       Deferred rent                                            110          123
       Minority interest in net income (loss) of
           consolidated subsidiary                              (95)         182
       Changes in operating assets and liabilities:
           Accounts receivable                               30,738      (18,003)
           Accounts receivable from related parties           2,020       (5,164)
           Inventories                                        6,216          328
           Prepaid expenses and deposits                        (93)        (860)
           Trade accounts payable                           (13,991)     (27,236)
           Accounts payable to related parties               (4,100)       1,428
           Accrued compensation and benefits                  3,264       (1,966)
           Other liabilities                                  1,441        1,369
           Income taxes receivable                           21,055       12,194
           Restructuring liability                           (1,125)        --
                                                         -----------  -----------
               Net cash provided by operating
                   activities                                27,775        6,320

INVESTING ACTIVITIES
    Acquisition of property, plant and equipment            (41,378)     (67,560)
    Purchases of short-term investments                    (196,800)     (14,235)
    Proceeds from short-term investments at maturity        152,400         --
    Proceeds from disposal of property, plant and
      equipment                                               4,930          327
    Deposits and other assets                                   291         (320)
    Dividend distribution from unconsolidated
      joint venture                                            --          1,535
                                                         -----------  -----------
               Net cash used in investing
                   activities                               (80,557)     (80,253)

FINANCING ACTIVITIES
    Increase in long-term obligations                        15,000       75,000
    Sale of Common Stock, net of issuance costs                 836        1,966
                                                         -----------  -----------
               Net cash provided by financing
                   activities                                15,836       76,966

    Increase (decrease) in cash and cash equivalents        (36,946)       3,033
    Cash and cash equivalents at beginning of year          133,897       90,741
                                                         -----------  -----------
    Cash and cash equivalents at end of period              $96,951      $93,774
                                                         ===========  ===========

                 See notes to consolidated financial statements.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (UNAUDITED)
MARCH 29, 1998


NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 29, 1998 are not necessarily indicative of the results that may be expected for the year ending January 3, 1999.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-K for the year ended December 28, 1997.

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


NOTE 2 - INVESTMENT IN DEBT SECURITIES

        The Company invests its excess cash in high-quality, short-term debt and equity instruments. None of the Company's investments in debt securities have maturities greater than one year. The following is a summary of the Company's investments by major security type at amortized cost which approximates fair value:

                                                   March 29,  December 28,
                                                        1998          1997
(in thousands)                                  ------------- -------------

Corporate debt securities                            $27,763       $56,837
Mortgage-backed securities                            72,620        79,419
Municipal auction rate preferred stock                76,700        32,300
                                                ------------- -------------
                                                    $177,083      $168,556
                                                ============= =============


Amounts included in cash and cash equivalents       $100,383      $136,256
Amounts included in short-term investments            76,700        32,300
                                                ------------- -------------
                                                    $177,083      $168,556
                                                ============= =============

        The Company utilizes zero-balance accounts and other cash management tools to invest all available funds including bank balances in excess of book balances.


NOTE 3 - INCOME TAXES

        The Company has not recorded an income tax provision or benefit in the first quarter of 1998 due to a projected 1998 pre-tax loss at its U.S. operations and various tax holidays in effect at its Malaysian operations. In the first quarter of 1997, the Company recorded a 17% estimated tax rate. The estimated tax rate at the end of the first quarter of 1997 anticipated taxable income in fiscal year 1997 for the Company's U.S. operations and the effect of tax holidays at the Company's Malaysian operations. In the third quarter of 1997, the Company revised its tax rate estimate in anticipation of a loss for fiscal year 1997 and recorded a tax benefit representing the utilization of available loss carrybacks associated with its U.S. operations. No additional utilization of loss carrybacks is available for the U.S. operations.

        The Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS"), operates under an initial five-year tax holiday which commenced in July 1993. Assuming KMS fulfills certain commitments under its license to operate within Malaysia, this initial tax holiday may be extended for an additional five-year period by the Malaysian government. KMS has also been granted a ten-year tax holiday for its second and third plant sites in Malaysia.
The commencement date for this new tax holiday has not been determined as of March 29, 1998.


NOTE 4 - TERM DEBT AND LINES OF CREDIT

        The Company's credit facilities total $345,000,000 and are comprised of five agreements: a five-year term loan that expires in 2002, two separate revolving line of credit agreements that expire in 2002 and two separate four-year revolving line of credit agreements that expire in 1999 and 2000. These agreements may be extended, subject to bank approvals, annually for an additional year, thus perpetuating their multiyear tenors. In January 1998, the Company borrowed an additional $15,000,000 under its unsecured credit facilities. At March 29, 1998, $85,000,000 remained available under these unsecured credit facilities. The availability of funds under these lines of credit is subject to compliance with certain financial covenants, including limitations on the number and size of consecutive quarterly losses and maintenance of minimum tangible net worth balances. The Company anticipates that it may need to amend certain covenants before the end of the year to avoid being out of compliance. There can be no assurance that these funds will remain available should the Company violate its existing loan covenants or be unable to favorably amend such covenants at any future date.


NOTE 5 - COMPREHENSIVE INCOME (LOSS)

        As of the beginning of fiscal year 1998, the Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"),
"Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income (loss) or stockholders' equity. SFAS 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, be included in other comprehensive income (loss).

        The following are the components of comprehensive income (loss):

                                                    Three Months Ended
                                                ---------------------------
                                                   March 29,     March 30,
                                                        1998          1997
        (in thousands)                          ------------- -------------
        Net income (loss)                           ($58,158)      $17,799
        Foreign currency translation adjustments      (1,927)       (1,556)
                                                ------------- -------------
        Comprehensive income (loss)                 ($60,085)      $16,243
                                                ============= =============

        Accumulated foreign currency translation adjustments on the accompanying Consolidated Balance Sheets account for all of the Company's accumulated other comprehensive income at March 29, 1998 and December 28, 1997.


NOTE 6 - RESTRUCTURING LIABILITY

        During the third quarter of 1997, the Company implemented a restructuring plan based on an evaluation of the size and location of its existing production capacity relative to the short-term market demand outlook. Under the restructuring plan, the Company consolidated its U.S. manufacturing operations onto its new campus in San Jose, California and closed two older factories in Milpitas, California. The first of the two Milpitas factories was closed at the end of the third quarter of 1997 and the second factory was closed in January 1998. Over time the Company expects that its Malaysian manufacturing operations will account for an increasing portion of the Company's production output. These facilities are closer to customers' disk drive assembly plants in Southeast Asia and enjoy certain cost and tax advantages over the Company's U.S. manufacturing facilities.

        The planned restructuring actions resulted in a charge of $52.2 million and included reducing headcount, vacating leased facilities, consolidating operations and disposing of assets. The restructuring charge included $3.9 million for severance costs associated with approximately 330 terminated employees, $33.0 million for the write-down of the net book value of equipment and leasehold improvements, $10.1 million related to equipment order cancellations and other equipment-related costs, and $5.2 million for facility closure costs. Non-cash items included in the restructuring charge totaled approximately $33.0 million. At March 29, 1998, $10.1 million related to the restructuring activities remained in current liabilities. The Company has made cash payments totaling approximately $9.1 million primarily for severance and equipment-related costs. The majority of the remaining restructuring liability, primarily related to equipment order cancellations and facility closure costs, is expected to be settled in 1998.


NOTE 7 - EARNINGS (LOSS) PER SHARE

        In 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings per Share", which the Company adopted for its fiscal year ending December 28, 1997. FAS 128 replaced the calculation for primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported primary earnings per share. Earnings per share amounts for all periods presented have been restated to conform to FAS 128 requirements.

                                                    Three Months Ended
                                                ---------------------------
                                                   March 29,     March 30,
                                                        1998          1997
                                                ------------- -------------
       (in thousands, except per share amounts)
       Numerator: Net income (loss)                 ($58,158)      $17,799
                                                ------------- -------------
       Denominator for basic
          income (loss) per share
          weighted-average shares                     52,875        51,811
                                                ------------- -------------
       Effect of dilutive securities:
          Employee stock options                         --          2,095
                                                ------------- -------------
       Denominator for diluted
          income (loss) per share                     52,875        53,906
                                                ------------- -------------
       Basic income (loss) per share                  ($1.10)        $0.34
                                                ============= =============
       Diluted income (loss) per share                ($1.10)        $0.33
                                                ============= =============


NOTE 8 - USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make extimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                             KOMAG, INCORPORATED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

        The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Factors that could cause actual results to differ include the following: industry supply-demand relationship and related pricing for enterprise and desktop disk products; successful product qualification of next-generation products; successful deployment of new process technologies into manufacturing; utilization of manufacturing facilities; rate of improvement in manufacturing efficiencies; extensibility of process equipment to meet more stringent future product requirements; availability of sufficient cash resources, including continuing access to its bank credit facilities; vertical integration and consolidation within the Company's limited customer base; increased competition; availability of certain sole-sourced raw material supplies; and the risk factors listed in the Company's Form 10-K for the fiscal year ended December 28, 1997 filed in March 1998. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview
     Operating results for the first quarter of 1998 were significantly lower than the first quarter of 1997. Adverse market conditions, which began late in the second quarter of 1997, intensified in the first quarter of 1998. Late in the second quarter of 1997, demand for thin-film media products fell abruptly as an excess supply of enterprise-class disk drives caused drive manufacturers to reduce build plans for this class of drives. The decrease in demand for enterprise-class media, combined with a major expansion of media production capacity at both independent media suppliers and captive media operations of disk drive manufacturers, resulted in an excess supply of enterprise-class media. Orders for the Company's enterprise-class media products were reduced in the third quarter of 1997 as drive manufacturers reduced drive production and relied more heavily on their own captive media operations. Net sales decreased sharply to $129.7 million in the third quarter of 1997, down sequentially from $175.1 million in the second quarter of 1997. The gross margin percentage fell to 0.2% in the third quarter of 1997, down from 20.4% in the second quarter of 1997. Net sales and the gross margin percentage improved to $159.0 million and 11.6%, respectively, for the fourth quarter of 1997.

     In December 1997, several disk drive manufacturers initiated cutbacks in their desktop product manufacturing plans for early 1998 in response to supply and demand imbalances within that industry segment. Weakened demand for desktop media products, combined with the continuing slow recovery of the enterprise-class market segment, lowered media demand at independent media suppliers as captive media operations supplied a larger share of the industry's media requirements. The resulting excess supply of media heightened price competition among independent media suppliers. Net sales in the first quarter of 1998 dropped 52% sequentially to $76.1 million as a result of both lower unit sales volumes and a decrease of approximately 10% in the overall average
selling price for the Company's products.   Low utilization of the
Company's factories during the first quarter of 1998 pushed unit production costs up substantially as fixed costs were spread over fewer production units. The combination of the lower overall average selling price and significantly higher average unit production cost resulted in a negative gross margin percentage of 41.5% for the first quarter of 1998.

Revenue
        Net sales decreased 55% in the first quarter of 1998 relative to the first quarter of 1997. The year-over-year decrease was due to a combination of a 47% decrease in unit sales volume and a 14% decrease in the overall average selling price. First quarter 1998 unit sales declined to 7.2 million disks from 13.8 million disks in the first quarter of 1997. The majority of the decrease in the overall average selling price occurred between the fourth quarter of 1997 and the first quarter of 1998 due to the adverse market conditions for both desktop and enterprise-class media products discussed above. Price reductions are common on individual product offerings in the thin-film media industry. The Company has traditionally prevented significant reductions in its overall average selling price through transitions to higher-priced, more technologically advanced product offerings. Unit sales of magnetoresistive ("MR") products increased to 73% of unit sales from 43% of unit sales in the first quarter of 1997. In the first quarter of 1998, the effect of pricing pressures generated by the imbalance in supply and demand for thin-film media, however, more than offset the effect of continuing transition to MR product offerings.

        In addition to sales of internally produced disk products, the Company has historically resold products manufactured by its Japanese joint venture, Asahi Komag Co., Ltd. (AKCL). Distribution sales of thin-film media manufactured by AKCL were $2.4 million in the first quarter of 1998 compared to $2.7 million in the first quarter of 1997. The Company expects that distribution sales of AKCL product will remain at a similar level throughout 1998.

        During the first quarter of 1998 four customers accounted for 90% of consolidated net sales: Maxtor Corporation (33%), Western Digital Corporation (33%), Quantum Corporation, together with its Japanese manufacturing partner, Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") (14%), and Seagate Technologies, Inc. (10%). The Company expects that it will continue to derive a substantial portion of its sales from relatively few customers. The distribution of sales among customers may vary from quarter to quarter based on the match of the Company's product capabilities with specific disk drive programs of the customers.

        The Company expects that net sales will increase sequentially in the second quarter of 1998 to the $100-$125 million range. Higher unit production volumes and expected yield improvements should reduce the average unit production cost. Price competition, however, is expected to continue into the second quarter of 1998. The Company believes that the overall average selling price will most likely fall sequentially, but that the rate of decline will be less than the 10% decline of the first quarter of 1998. As a result of the continuing price pressures, the Company expects to incur a net loss in the second quarter of 1998.

Gross Margin
        The Company incurred a negative gross margin percentage of 41.5% in the first quarter of 1998 compared to a gross margin of 23.5% in the first quarter of 1997. The combination of the lower overall average selling price and substantial period costs related to underutilized capacity resulted in the negative gross margin percentage for the first quarter of 1998.

        Unit production decreased to 6.5 million disks in the first quarter of 1998 from 13.6 million disks in the first quarter of 1997. The Company operated well below capacity in order to match unit production to the sharply lower demand for its products in the first quarter of 1998. The Company idled its Malaysian production operations for approximately two weeks during the first quarter of 1998 and accelerated the closure of its second Milpitas manufacturing facility. The Company initially planned to close this facility in June 1998. From a capacity standpoint the Company believes it is currently staffed to produce approximately 13 million disks per quarter and has equipment in place to process approximately 20 million disks per quarter.

        Overall manufacturing yields declined in the first quarter of 1998 relative to the first quarter of 1997. The Company is currently deploying a new front end processing technology that generates improved polished substrates. Internal manufacturing yields are beginning to show improvement as these new polished substrates are introduced into the Company's production process. The Company plans to exit the second quarter of 1998 with approximately three-quarters of its products manufactured using this new front end processing technology.

        During the second quarter of 1998, the Company expects to begin high volume shipments of its new higher density disks that store 2.8 gigabytes per disk platter. Initial volumes of these new disks will be manufactured with either the Company's existing or new epitaxial sputtering process. While the Company believes the relatively slow deposition rate achieved in its in-line sputtering machines will provide a competitive advantage, the Company will also purchase and use static sputtering lines. The timely and effective deployment of the new substrate and epitaxial sputtering process technologies into the Company's manufacturing operations and continued success with new product qualifications are essential to the Company's financial performance in the second half of 1998.

Operating Expenses
        Research and development ("R&D") expenses increased 24% ($2.9 million) in the three-month period of 1998 relative to the comparable period of 1997. Increased R&D staffing, higher facility and equipment costs, and additional operating supplies accounted for most of the year-over-year increase. The additional R&D efforts were directed toward the introduction of new product generations, process changes to manufacture such products, and process improvements to increase yields of products currently in volume production. Selling, general and administrative ("SG&A") expenses decreased approximately 55% ($5.5 million) in the first quarter of 1998 relative to the first quarter of 1997. Lower provisions for bonus and profit sharing programs (decrease of $3.3 million) and lower provisions for bad debt (decrease of $1.9 million) resulted in the overall decrease in SG&A expenses between the quarters. Due to the operating loss in the first quarter of 1998, the Company did not record a provision for its bonus and profit sharing programs. The decrease in the provisions for bad debt was primarily due to the lower outstanding trade accounts receivable balance at the end to the first quarter of 1998. Excluding provisions for bonus and profit sharing programs and provisions for bad debt, SG&A expenses decreased $0.3 million.

        In the third quarter of 1997, the Company implemented a restructuring plan involving the consolidation of its U.S. manufacturing operations and recorded a restructuring charge of $52.2 million. The restructuring charge included $3.9 million for severance costs associated with approximately 330 terminated employees, $33.0 million for the write-down of the net book value of equipment and leasehold improvements, $10.1 million related to equipment order cancellations and other equipment-related costs, and $5.2 million for facility closure costs. Non-cash items included in the restructuring charge totaled approximately $33.0 million. At March 29, 1998, $10.1 million related to the restructuring activities remained in current liabilities. The Company has made cash payments totaling approximately $9.1 million primarily for severance and equipment-related costs. The majority of the remaining restructuring liability, primarily related to equipment order cancellations and facility closure costs, is expected to be settled in 1998.

Interest and Other Income/Expense
        Interest income increased $1.4 million in the first quarter of 1998 relative to the first quarter of 1997. The increase was due to a higher average cash and short-term investment balance in the first quarter of 1998 relative to the first quarter of 1997. Interest expense increased $3.1 million in the first quarter of 1998 compared to the first quarter of 1997. The Company borrowed $190.0 million under its credit facilities between the last week of March 1997 and early January 1998. Other income increased $3.6 million in the first quarter of 1998 compared to the first quarter of 1997. Other income in the first quarter of 1998 included a $3.1 million gain on the sale of vacant land located in Milpitas, California.

Income Taxes
        The Company has not recorded an income tax provision or benefit in the first quarter of 1998 due to a projected 1998 pre-tax loss at its U.S. operations and various tax holidays in effect at its Malaysian operations. In the first quarter of 1997, the Company recorded a 17% estimated tax rate. The estimated tax rate at the end of the first quarter of 1997 anticipated taxable income in fiscal year 1997 for the Company's U.S. operations and the effect of tax holidays at the Company's Malaysian operations. In the third quarter of 1997, the Company revised its tax rate estimate in anticipation of a loss for fiscal year 1997 and recorded a tax benefit representing the utilization of available loss carrybacks associated with its U.S. operations. No additional utilization of loss carrybacks is available for the U.S. operations.

        The Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS"), operates under an initial five-year tax holiday which commenced in July 1993. Assuming KMS fulfills certain commitments under its license to operate within Malaysia, this initial tax holiday may be extended for an additional five-year period by the Malaysian government. KMS has also been granted a ten-year tax holiday for its second and third plant sites in Malaysia. The commencement date for this new tax holiday has not been determined as of March 29, 1998.


Minority Interest in KMT/Equity in Net Income (Loss) of AKCL
        The minority interest in the net income (loss) of consolidated subsidiary represented Kobe Steel USA Holdings Inc.'s ("Kobe USA's") 20% share of Komag Material Technology, Inc.'s ("KMT's") net income (loss). KMT recorded a net loss of $0.5 million in the first quarter of 1998 and net income of $0.9 million in the first quarter of 1997.

        The Company records 50% of AKCL's net income (loss) as equity in net income (loss) of unconsolidated joint venture. The Company recorded $9.4 million as its equity in AKCL's net loss for the first quarter of 1998, compared to the equity in AKCL's net income of $3.4 million recorded in the first quarter of 1997. AKCL's results for the first quarter of 1997 included a $5.3 million net of tax gain on AKCL's March 1997 sale of its investment in Headway Technologies, Inc. The Company's equity in this gain was $2.6 million. Excluding the gain, the Company reported $0.8 million as its equity in AKCL's net income in the first quarter of 1997. Manufacturing yield, equipment utilization, and customer qualification issues adversely affected AKCL's financial results for the first quarter of 1998. Additionally, AKCL wrote down certain underutilized equipment, including two of its five in-line sputtering systems. The Company's share of these write-downs was $2.8 million. AKCL recorded no tax benefit for the first quarter of 1998. The tax rate in effect for the first quarter of 1997 was 53%. The Company anticipates that AKCL will likely continue to incur losses through at least the third quarter of 1998.

        AKCL plans to use a combination of static and in-line sputtering machines to manufacture its disk products. AKCL believes that the products produced by a static sputtering process will be technically similar to those produced by other Japanese media suppliers, thus improving AKCL's ability to meet specific requirements of certain Japanese customers on a timely basis. AKCL may also implement the new epitaxial process on certain of AKCL's in-line sputtering equipment. However, as a result of Japanese customer preference toward static sputtering equipment, AKCL may convert the majority of its capacity to static equipment. The relative mix of in-line and static sputtering machines will depend on the Japanese market acceptance of products manufactured using in-line equipment and AKCL's ability to implement the epitaxial process on its in-line equipment.

        AKCL's current financing arrangements may not be sufficient in light of AKCL's expected continuing losses and capital costs to implement the new epitaxial sputtering process. There can be no assurance that additional financing will be available to AKCL. Failure to secure additional financing could have a material adverse affect on AKCL's business and financial results.


Liquidity and Capital Resources:

        Cash and short-term investments of $173.7 million at the end of the first quarter of 1998 increased $7.5 million from the end of the prior fiscal year. Consolidated operating activities generated $27.8 million in cash during the first three months of 1998. First quarter's operating loss of $58.2 million, net of non-cash depreciation charges of $34.6 million and the non-cash equity loss from AKCL of $9.4 million, consumed $14.1 million. The net change in certain working capital accounts provided $42.0 million. Reductions in accounts receivable ($32.8 million) and inventories ($6.2 million) related to the lower sales volume in the first quarter of 1998 offset a decrease in accounts payable ($18.1 million) related to the lower production volume. Additionally, the Company received $21.1 million in U.S. and California income tax refunds during the first quarter of 1998. The Company borrowed $15.0 million under its credit facilities and spent $41.4 million on capital requirements during the first three months of 1998. Proceeds from sales of property, plant and equipment (primarily the sale of vacant land in Milpitas, California) generated $4.9 million. Sales of Common Stock under the Company's stock option programs generated $0.8 million.

        Total capital expenditures for 1998 are currently planned at approximately $120 million. Three-quarters of the capital expenditure plan is targeted for process improvements, including costs to modify the Company's in-line equipment for the new epitaxial sputtering process, and productivity enhancements.

        Current noncancellable capital commitments total approximately $68 million. The Company currently has $85 million available under its $345 million unsecured, multi-year bank lines of credit. The availability of funds under these lines of credit is subject to compliance with certain financial covenants, including limitations on the number and size of consecutive quarterly losses and maintenance of minimum tangible net worth balances. The Company currently expects to remain in compliance with its financial covenants through at least the first half of 1998. There can be no assurance that these funds will remain available should the Company violate its existing loan covenants or be unable to favorably amend such covenants at any future date. The Company intends to evaluate and pursue other alternative sources of funding to supplement its current bank credit facilities. There can be no assurance that any such additional funds will be sufficient for the Company's needs. If the Company is unable to obtain sufficient capital, it could be required align its operations with the available funding. Such action could have a material adverse affect on the Company's results of operations.




PART II. OTHER INFORMATION
        ITEM 1. Legal Proceedings-Not Applicable.

        ITEM 2. Changes in Securities-Not Applicable.

        ITEM 3. Defaults Upon Senior Securities-Not Applicable.

        ITEM 4. Submission of Matters to a Vote of Security Holders-Not Applicable.

        ITEM 5. Other Information-Not Applicable.

        ITEM 6. Exhibits and Reports on Form 8-K

                (a) Exhibit 10.20-Second Amendment to Amended and Restated
                    Credit Agreement by and among Komag, Incorporated and BankBoston, N.A. as agent.

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








DATE:   May 1, 1998                  BY:  /s/ William L. Potts, Jr.
       -----------------              --------------------------------------
                                             William L. Potts, Jr.
                                             Senior Vice President and
                                             Chief Financial Officer

DATE:   May 1, 1998                   BY: /s/ Stephen C. Johnson
        -----------------             --------------------------------------
                                              Stephen C. Johnson
                                              President and
                                              Chief Executive Officer