Form 10-Q
period 1998-06-28
KOMAG INC /DE/
filed 1998-07-21
CIK 813347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 28, 1998
                         Commission File Number 0-16852



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

On June 28, 1998, 53,444,282 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

Part 1.  Financial Information
Item 1.   Financial Statements
                              KOMAG, INCORPORATED
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, except per share data)
                                  (Unaudited)

                                         Three Months Ended   Six Months Ended
                                        -------------------  -------------------
                                         June 28,  June 29,   June 28, June 29,
                                             1998      1997       1998     1997
                                        --------- ---------  --------- --------
Net sales                                 $78,808  $175,121   $154,865 $342,363
Cost of sales                             114,445   139,460    222,097  267,387
                                        --------- ---------  --------- --------
      GROSS PROFIT (LOSS)                 (35,637)   35,661    (67,232)  74,976

Operating expenses:
   Research, development and engineering   18,085    11,326     33,029   23,339
   Selling, general and administrative      4,942     7,605      9,553   17,750
   Restructuring charge                   187,768        -     187,768       -
                                        --------- ---------  --------- --------
                                          210,795    18,931    230,350   41,089
                                        --------- ---------  --------- --------
      OPERATING INCOME (LOSS)            (246,432)   16,730   (297,582)  33,887

Other income (expense):
   Interest income                          2,381     1,429      4,933    2,614
   Interest expense                        (4,755)   (2,505)    (9,309)  (3,972)
   Other, net                                (409)      (83)     3,914      604
                                        --------- ---------  --------- --------
                                           (2,783)   (1,159)      (462)    (754)
                                        --------- ---------  --------- --------
Income (loss) before income taxes,
  minority interest, and equity in      --------- ---------  --------- --------
  joint venture income (loss)            (249,215)   15,571   (298,044)  33,133
Provision for income taxes                    703     2,647        703    5,633
                                        --------- ---------  --------- --------

Income (loss) before minority interest
  and equity in joint venture income
  (loss)                                 (249,918)   12,924   (298,747)  27,500
Minority interest in net income of
  consolidated subsidiary                     592       187        497      369
Equity in net income (loss) of
  unconsolidated joint venture            (11,374)   (1,060)   (20,798)   2,345
                                        --------- ---------  --------- --------
     NET INCOME (LOSS)                  ($261,884)  $11,677  ($320,042) $29,476
                                        ========= =========  ========= ========

Basic income (loss) per share              ($4.95)    $0.22     ($6.05)   $0.57
                                        ========= =========  ========= ========
Diluted income (loss) per share            ($4.95)    $0.22     ($6.05)   $0.55
                                        ========= =========  ========= ========

Number of shares used in basic
  computation                              52,916    52,060     52,866   51,948
                                        ========= =========  ========= ========
Number of shares used in
  diluted computation                      52,916    53,862     52,866   53,844
                                        ========= =========  ========= ========

                 See notes to consolidated financial statements.

                              KOMAG, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                       June 28,   December 28,
                                                           1998           1997
                                                      ---------      ---------
                                                     (unaudited)         (note)
ASSETS
Current Assets
     Cash and cash equivalents                          $79,228       $133,897
     Short-term investments                              70,600         32,300
     Accounts receivable less allowances of
          $2,621 in 1998 and $4,424 in 1997              32,928         77,792
     Accounts receivable from related parties               109          4,106
     Inventories:
          Raw materials                                  27,519         33,730
          Work-in-process                                14,987         17,490
          Finished goods                                  7,999         15,558
                                                      ---------      ---------
               Total inventories                         50,505         66,778
     Prepaid expenses and deposits                        2,690          3,697
     Income taxes receivable                              2,397         24,524
     Deferred income taxes                               28,595         28,595
                                                      ---------      ---------
               Total current assets                     267,052        371,689
Investment in Unconsolidated Joint Venture                6,775         30,126
Property, Plant and Equipment
     Land                                                 7,785          9,526
     Building                                           124,621        126,405
     Equipment                                          694,920        793,561
     Furniture                                           10,762         11,791
     Leasehold improvements                              83,465        141,111
                                                      ---------      ---------
                                                        921,553      1,082,394
     Less allowances for depreciation and
        amortization                                   (416,333)      (403,798)
                                                      ---------      ---------
               Net property, plant and equipment        505,220        678,596
Deposits and Other Assets                                 3,839          4,253
                                                      ---------      ---------
                                                       $782,886     $1,084,664
                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt                 $260,000        $    -
     Trade accounts payable                              31,347         40,043
     Accounts payable to related parties                  4,659          7,093
     Accrued compensation and benefits                   15,449         13,596
     Other liabilities                                    6,629          3,605
     Restructuring liability                             19,032         11,253
                                                      ---------      ---------
                Total current liabilities               337,116         75,590
Long-term Debt, Less Current Portion                         -         245,000
Deferred Income Taxes                                    73,335         73,335
Other Long-term Liabilities                               1,176            960
Minority Interest in Consolidated Subsidiary              4,092          3,595
Stockholders' Equity
     Preferred stock                                         -              -
     Common stock                                           534            528
     Additional paid-in capital                         405,448        401,869
     Retained earnings (deficit)                        (38,566)       281,476
     Accumulated foreign currency translation
        adjustments                                        (249)         2,311
                                                      ---------      ---------
                Total stockholders' equity              367,167        686,184
                                                      ---------      ---------
                                                       $782,886     $1,084,664
                                                      =========      =========

Note: The balance sheet at December 28, 1997 has been derived from the audited financial statements at that date.

                See notes to consolidated financial statements.

                              KOMAG, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                             Six Months Ended
                                                          ----------------------
                                                           June 28,     June 29,
                                                               1998         1997
                                                          ---------    ---------
OPERATING ACTIVITIES
    Net income (loss)                                     ($320,042)     $29,476
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
       Depreciation and amortization                         68,496       59,172
       Provision for losses on accounts receivable           (1,320)         860
       Equity in net (income) loss of unconsolidated
           joint venture                                     20,798       (2,345)
       (Gain) Loss on disposal of property,
           plant and equipment                               (1,116)       1,149
       Impairment charge related to property,
           plant and equipment                              175,000           -
       Deferred rent                                            216          249
       Minority interest in net income of
           consolidated subsidiary                              497          369
       Changes in operating assets and liabilities:
           Accounts receivable                               46,184      (24,950)
           Accounts receivable from related parties           3,997       (3,882)
           Inventories                                       16,273       (5,407)
           Prepaid expenses and deposits                      1,000       (2,422)
           Trade accounts payable                            (8,696)     (34,006)
           Accounts payable to related parties               (2,434)       1,552
           Accrued compensation and benefits                  1,853       (1,060)
           Other liabilities                                  2,971        2,832
           Income taxes receivable                           22,180       14,442
           Restructuring liability                            7,779           -
                                                          ---------    ---------
               Net cash provided by operating activities     33,636       36,029

INVESTING ACTIVITIES
    Acquisition of property, plant and equipment            (74,329)    (125,198)
    Purchases of short-term investments                     (38,300)     (29,685)
    Proceeds from disposal of property, plant and
      equipment                                               5,325          470
    Deposits and other assets                                   414         (528)
    Dividend distribution from unconsolidated
      joint venture                                              -         1,535
                                                          ---------    ---------
               Net cash used in investing activities       (106,890)    (153,406)

FINANCING ACTIVITIES
    Increase in long-term obligations                        15,000       75,000
    Sale of Common Stock, net of issuance costs               3,585        7,429
                                                          ---------    ---------
               Net cash provided by financing activities     18,585       82,429

               Decrease in cash and cash equivalents        (54,669)     (34,948)
    Cash and cash equivalents at beginning of year          133,897       90,741
                                                          ---------    ---------
    Cash and cash equivalents at end of period              $79,228      $55,793
                                                          =========    =========

                 See notes to consolidated financial statements.

                             KOMAG, INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                JUNE 28, 1998


NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals and the writedown of long-lived assets to reflect the impairment of those assets) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 28, 1998 are not necessarily indicative of the results that may be expected for the year ending January 3, 1999.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
Report on Form 10-K for the year ended December 28, 1997 and Form 10-Q for the quarter ended March 29, 1998.

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


NOTE 2 - INVESTMENT IN DEBT SECURITIES

        The Company invests its excess cash in high-quality, short-term debt and equity instruments. None of the Company's investments in debt securities have maturities greater than one year. The following is a summary of the Company's investments by major security type at amortized cost which approximates fair value:

                                                    June 28,  December 28,
                                                        1998          1997
(in thousands)                                     ---------    ----------

Corporate debt securities                            $30,141       $56,837
Mortgage-backed securities                            49,793        79,419
Municipal auction rate preferred stock                70,600        32,300
                                                   ---------    ----------
                                                    $150,534      $168,556
                                                   =========    ==========


Amounts included in cash and cash equivalents        $79,934      $136,256
Amounts included in short-term investments            70,600        32,300
                                                   ---------    ----------
                                                    $150,534      $168,556
                                                   =========    ==========

        The Company utilizes zero-balance accounts and other cash management tools to invest all available funds including bank balances in excess of book balances.


NOTE 3 - INCOME TAXES

        The Company's income tax provision of $0.7 million for the first half of 1998 represents income taxes on certain transactions exempt from the various tax holidays in effect at the Company's Malaysian operations. No additional income tax provision or benefit has been recorded in the first half of 1998 due to a projected 1998 pre-tax loss at the Company's U.S. operations and the effect of the tax holidays and investment allowances at the Malaysian operations. In the first half of 1997, the Company recorded a 17% estimated tax rate. The estimated tax rate at the end of the first half of 1997 anticipated taxable income in fiscal year 1997 for the Company's U.S. operations and the effect of tax holidays at the Company's Malaysian operations. In the third quarter of 1997, the Company revised its tax rate estimate in anticipation of a loss for fiscal year 1997 and recorded a tax benefit representing the utilization of available loss carrybacks associated with its U.S. operations. No additional utilization of loss carrybacks is available for the U.S. operations.

        The Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS"), has operated under an initial five-year tax holiday for its first plant site. This five-year tax holiday expired in July 1998 and is currently under application for extension for an additional five-year period by the Malaysian government. KMS has also been granted a ten-year tax holiday for its second and third plant sites in Malaysia. The commencement date for this new tax holiday has not been determined as of July 20, 1998.


NOTE 4 - TERM DEBT AND LINES OF CREDIT

        The Company's credit facilities total $345,000,000 and are comprised of five agreements: a five-year term loan that expires in 2002, two separate revolving line of credit agreements that expire in 2002 and two separate four-year revolving line of credit agreements that expire in 1999 and 2000. None of these credit facilities is secured by any of the assets of the Company. The size of the Company's second quarter net loss has resulted in a default under certain financial covenants contained in the Company's various bank credit facilities. The Company is not in payment default under any of these facilities. The Company currently has $260,000,000 of bank borrowings outstanding. The remaining $85,000,000 of unutilized credit is currently unavailable due to the technical default. The Company's borrowing capacity is subject to the successful re-negotiation of the terms of these agreements and/or the negotiation of new financing arrangements.

        As a result of the technical default, the $260,000,000 outstanding under the Company's credit facilities has been reclassified to current liabilities on the accompanying consolidated balance sheet.


NOTE 5 - COMPREHENSIVE INCOME (LOSS)

        As of the beginning of fiscal year 1998, the Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"),
"Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income (loss) or stockholders' equity. SFAS 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss).


        The following are the components of comprehensive income (loss):

                                    Three Months Ended     Six Months Ended
                                   --------------------  --------------------
                                    June 28,   June 29,   June 28,   June 29,
                                        1998       1997       1998       1997
   (in thousands)                  ---------  ---------  ---------  ---------
   Net income (loss)               ($261,884)   $11,677  ($320,042)   $29,476
   Foreign currency translation
      adjustments                       (633)     2,506     (2,560)       950
                                   ---------  ---------  ---------  ---------
  Comprehensive income (loss)      ($262,517)   $14,183  ($322,602)   $30,426
                                   =========  =========  =========  =========

        Accumulated foreign currency translation adjustments on the accompanying Consolidated Balance Sheets account for all of the Company's accumulated other comprehensive income (loss) at June 28, 1998 and December 28, 1997.


NOTE 6 - RESTRUCTURING LIABILITY

        In the middle of the second quarter of 1998 several customers reduced orders for the Company's products in response to downward adjustments in their disk drive production build schedules. In light of the order reductions and the Company's expectation that the media industry's supply/demand imbalance will extend into 1999, the Company adjusted its expectations for the utilization of its installed production capacity. As a result of this evaluation, the Company implemented a restructuring plan in June 1998 and recorded a charge of $187.8 million. This one-time charge included an asset impairment charge and provisions for facility closure expenses and severance-related costs. The cash component of the total charge was $12.8 million. The Company will cease operations at its oldest San Jose, California plant before the expiration of the building lease in July 1999 and reduce its U.S. and Malaysian workforce by approximately 10%. The restructuring charge included $4.1 million for severance costs associated with approximately 170 terminated employees, primarily in the U.S. Additional employees will be terminated in the last half of 1998 through the continuation of a reduction in force program and attrition. The restructuring charge also included $5.8 million related to equipment order cancellations and other equipment related costs, and $2.9 million for facility closure costs. The asset impairment component of the charge was $175.0 million and effectively reduced asset valuations to reflect the economic effect of recent industry price erosion for disk media and the projected underutilization of the Company's production equipment and facilities. Production equipment and leasehold improvements at the Company's U.S. and Malaysian facilities with a net book value of $562.8 million were written down to their fair value as a result of the impairment. The fair value of these assets was determined based upon the estimated future cash flows to be generated by the assets, discounted at a market rate of interest. Non-cash items in the restructuring/impairment charge totaled $175.0 million. At
June 28, 1998, $10.5 million related to the 1998 restructuring activities remained in current liabilities. The Company has made cash payments totaling approximately $2.3 million primarily for severance and equipment-related costs. The majority of the remaining 1998 restructuring liability, primarily related to equipment and facility closure-related costs, is expected to be settled by the first half of 1999.

        During the third quarter of 1997, the Company implemented a restructuring plan based on an evaluation of the size and location of its existing production capacity relative to the short-term market demand outlook. Under the 1997 restructuring plan, the Company consolidated its U.S. manufacturing operations onto its new campus in San Jose, California and closed two older factories in Milpitas, California. The first of the two Milpitas factories was closed at the end of the third quarter of 1997 and the second factory was closed in January 1998. The 1997 restructuring actions resulted in a charge of $52.2 million and included reducing headcount, vacating leased facilities, consolidating operations and disposing of assets. The restructuring charge included $3.9 million for severance costs associated with approximately 330 terminated employees, $33.0 million for the write-down of the net book value of equipment and leasehold improvements, $10.1 million related to equipment order cancellations and other equipment-related costs, and $5.2 million for facility closure costs. Non-cash items included in the restructuring charge totaled approximately $33.0 million. At June 28, 1998, $8.5 million related to the restructuring activities remained in current liabilities. The Company has made cash payments totaling approximately $10.7 million primarily for severance and equipment-related costs. The majority of the remaining restructuring liability, primarily related to equipment order cancellations and facility closure costs, is expected to be settled in 1998.

        Over time the Company expects that its Malaysian manufacturing operations will account for an increasing portion of the Company's production output. These facilities are closer to customers' disk drive assembly plants in Southeast Asia and enjoy certain cost advantages over the Company's U.S. manufacturing facilities.


NOTE 7 - STOCKHOLDERS' EQUITY

        In June 1998, the Company's Board of Directors adopted, subject to stockholder approval at a Special Meeting of Stockholders to be held July 22, 1998, a proposal to amend the Company's Restated Certificate of Incorporation. Stockholder approval, if received, will increase the amount of Common Stock the Company is authorized to issue from 85,000,000 to 150,000,000 shares.

        The Company is also seeking authorization from stockholders at the Special Meeting to sell and issue up to $350,000,000 of Common Stock in equity or equity-linked private transactions from time to time during the next twelve months at a price below book value but at or above the then current market value of the Company's Common Stock.


NOTE 8 - STOCK OPTION PLAN REPRICING

        In June 1998, the Company's Board of Directors authorized the repricing of outstanding stock options held by all employees, including executive officers, to the current market price of the Common Stock. Options held by nonemployee directors were not repriced. Immediately prior to the repricing, the Company's employees, including executive officers, held options to purchase approximately 8.5 million shares of Common Stock at exercise prices ranging from $7.06 to $34.13 per share. The weighted average exercise price of these options was approximately $15.19 per share. Approximately 7.7 million shares were repriced to $5.35 per share on July 1, 1998.


NOTE 9 - EARNINGS (LOSS) PER SHARE

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

                                    Three Months Ended     Six Months Ended
                                   --------------------  --------------------
                                    June 28,   June 29,   June 28,   June 29,
                                        1998       1997       1998       1997
                                   ---------  ---------  ---------  ---------
(in thousands, except per share amounts)

  Numerator: Net income (loss)     ($261,884)   $11,677  ($320,042)   $29,476
                                   ---------  ---------  ---------  ---------
  Denominator for basic
      income (loss) per share-
      weighted-average shares         52,916     52,060     52,866     51,948
                                   ---------  ---------  ---------  ---------
  Effect of dilutive securities:
       Employee stock options             -       1,802         -       1,896
                                   ---------  ---------  ---------  ---------
  Denominator for diluted
      income (loss) per share         52,916     53,862     52,866     53,844
                                   ---------  ---------  ---------  ---------
  Basic income (loss) per share       ($4.95)     $0.22     ($6.05)     $0.57
                                   ---------  ---------  ---------  ---------
  Diluted income (loss) per share     ($4.95)     $0.22     ($6.05)     $0.55
                                   =========  =========  =========  =========


NOTE 10 - USE OF ESTIMATES

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

                             KOMAG, INCORPORATED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

        The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Factors that could cause actual results to differ include the following: availability of sufficient cash resources; changes in the industry supply-demand relationship and related pricing for enterprise and desktop disk products; timely and successful product qualification of next-generation products; timely and successful deployment of new process technologies into manufacturing; utilization of manufacturing facilities; changes in manufacturing efficiencies, in particular product yields; extensibility of process equipment to meet more stringent future product requirements; vertical integration and consolidation within the Company's limited customer base; increased competition; structural changes within the disk media industry such as combinations, failures, and joint venture arrangements; availability of certain sole-sourced raw material supplies; and the risk factors listed in the Company's other SEC filings, including its Form
10-K for the fiscal year ended December 28, 1997 filed in March 1998.
The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview
     Operating results for the first half of 1998 were significantly lower than the first half of 1997. Adverse market conditions, which began late in the second quarter of 1997, intensified in the first half of 1998. Late in the second quarter of 1997, demand for thin-film media products fell abruptly as an excess supply of enterprise-class disk drives caused drive manufacturers to reduce build plans for this class of drives. The decrease in demand for enterprise-class media, combined with a major expansion of media production capacity at both independent media suppliers and captive media operations of disk drive manufacturers, resulted in an excess supply of enterprise-class media. Orders for the Company's enterprise-class media products were reduced in the third quarter of 1997 as drive manufacturers reduced drive production and relied more heavily on their own captive media operations. Net sales decreased sharply to $129.7 million in the third quarter of 1997, down sequentially from $175.1 million in the second quarter of 1997. The gross margin percentage fell to 0.2% in the third quarter of 1997, down from 20.4% in the second quarter of 1997. Net sales and the gross margin percentage improved to $159.0 million and 11.6%, respectively, for the fourth quarter of 1997.

     In December 1997, several disk drive manufacturers initiated cutbacks in their desktop product manufacturing plans for early 1998 in response to supply and demand imbalances within that industry segment. Weakened demand for desktop media products, combined with the continuing slow recovery of the enterprise-class market segment, lowered media demand at independent media suppliers as captive media operations supplied a larger share of the industry's media requirements. The resulting excess supply of media heightened price competition among independent media suppliers. Net sales in the first quarter of 1998 dropped 52% sequentially to $76.1 million as a result of both a lower unit sales volume and a decrease of approximately 10% in the overall average selling price for the Company's products. Low utilization of the Company's factories during the first quarter of 1998 pushed unit production costs up substantially as fixed costs were spread over fewer production units. The combination of the lower overall average selling price and significantly higher average unit production cost resulted in a negative gross margin percentage of 41.5% for the first quarter of 1998.

      The second quarter of 1998 was negatively impacted by the continuation of weak merchant market demand for disk media. Net sales in the second quarter of 1998 increased slightly on a sequential basis to $78.8 million, the net effect of an 9% increase in unit sales volume
and a 5% decrease in the overall average selling price.   The
combination of the lower overall average selling price, increased inventory writedowns and continued low production volumes resulted in a negative gross margin percentage of 45.2% in the second quarter of 1998.

     Entering the second quarter of 1998, the Company had expected that net sales for the second quarter would increase sequentially to $100- $125 million. In the middle of the second quarter several customers reduced orders for the Company's products in response to downward adjustments in their disk drive production build schedules. In light of the order reductions and the Company's expectation that the media industry's supply/demand imbalance will extend into 1999, the Company adjusted its expectations for the utilization of its installed production capacity. As a result of this evaluation, the Company implemented a restructuring plan in June 1998 and recorded a charge of $187.8 million. This one-time charge included an asset impairment charge and provisions for facility closure expenses and severance-related costs. The asset impairment component of the one-time charge was $175.0 million and effectively reduced asset valuations to reflect the economic effect of recent industry price erosion for disk media and the projected underutilization of the Company's production equipment and facilities. The Company will also cease operations at its oldest San Jose, California manufacturing facility before expiration of the building lease in July 1999 and reduce its U.S. and Malaysian workforce by approximately 10%.

Revenue
        Net sales decreased 55% in the second quarter of 1998 relative to the second quarter of 1997. The year-over-year decrease was due to a combination of a 46% decrease in unit sales volume and an 18% decrease in the overall average selling price. Second quarter 1998 unit sales declined to 7.8 million disks from a record 14.5 million disks in the second quarter of 1997. The majority of the decrease in the overall average selling price occurred between the fourth quarter of 1997 and the second quarter of 1998 due to the adverse market conditions for both desktop and enterprise-class media products discussed above. Price reductions are common on individual product offerings in the thin-film media industry. The Company has traditionally prevented significant reductions in its overall average selling price through transitions to higher-priced, more technologically advanced product offerings. In the second quarter of 1998, the effect of significant pricing pressures generated by the imbalance in supply and demand for thin-film media more than offset the effect of transitions to more advanced product offerings. Net sales in the first half of 1998 also decreased 55% relative to the first half of 1997. Percentage decreases in unit sales volumes and the overall average selling price were comparable to those percentage decreases discussed in the quarterly comparison.

        In addition to sales of internally produced disk products, the Company has historically resold products manufactured by its Japanese joint venture, Asahi Komag Co., Ltd. (AKCL). Distribution sales of thin-film media manufactured by AKCL were negligible in both the second quarter of 1998 and second quarter of 1997. Distribution sales in the first half of 1998 were $2.4 million compared to $2.7 million in the first half of 1997. The Company expects that distribution sales of AKCL product will be relatively low throughout 1998.

        During the second quarter of 1998 four customers accounted for approximately 97% of consolidated net sales: Western Digital Corporation (40%), International Business Machines (25%), Maxtor Corporation (21%), and Seagate Technologies, Inc. (11%). The Company expects that it will continue to derive a substantial portion of its sales from relatively few customers. The distribution of sales among customers may vary from quarter to quarter based on the match of the Company's product capabilities with specific disk drive programs of the customers.

Gross Margin
        The Company incurred a negative gross margin percentage of 45.2% in the second quarter of 1998 compared to a gross margin of 20.4% in the second quarter of 1997. The Company incurred a negative gross margin percentage of 43.4% in the first half of 1998 compared to a gross margin of 21.9% in the first half of 1997. The combination of the lower overall average selling price, higher unit production costs related to underutilized capacity, and higher inventory writedowns resulted in the negative gross margin percentages for the second quarter and first half of 1998.

      Unit production decreased to 8.9 million disks in the second quarter of 1998 from 14.8 million disks in the second quarter of 1997. Unit production decreased to 15.4 million disks in the first half of 1998 from 28.4 million units in the first half of 1997. The Company operated well below capacity in the three- and six-month periods of 1998 in order to match unit production to the sharply lower demand for its products.

Operating Expenses
        Research and development ("R&D") expenses increased 59.7% ($6.8 million) and 41.5% ($9.7 million) in the three-and six-month periods of 1998 relative to the comparable periods of 1997. Increased R&D staffing, higher facility and equipment costs, and additional operating supplies accounted for most of the increase in both the three-and six-month comparisons. The additional R&D efforts were directed toward the introduction of new product generations, process changes to manufacture such products, process improvements to increase yields of products currently in volume production, and increased development efforts to qualify new products and reflects the Company's commitment to innovation notwithstanding the Company's recent financial difficulties.

        Selling, general and administrative ("SG&A") expenses decreased approximately 35.0% ($2.7 million) in the second quarter of 1998 relative to the second quarter of 1997. Lower provisions for bonus and profit sharing programs (decrease of $1.5 million) and lower provisions for bad debt (decrease of $0.3 million) resulted in the majority of the overall decrease in SG&A expenses between the quarters. Excluding provisions for bonus and profit sharing programs and provisions for bad debt, SG&A expenses decreased $0.9 million. The lower spending was primarily due to the combination of decreased payroll and facility costs. SG&A expenses decreased 46.2% ($8.2 million) in the first half of 1998 compared to the first half of 1997 primarily due to a $4.7 million reduction in bonus and profit sharing provisions. Provisions for bad debt decreased $2.2 million in the first half of 1998 compared to the first half of 1997 due to a lower accounts receivable balance in the current year period. Excluding provisions for bonus and profit sharing programs and provisions for bad debt, SG&A expenses decreased $1.3 million due mainly to the lower payroll and facility costs.

        In the second quarter of 1998 the Company recorded a restructuring/impairment charge totaling $187.8 million. The cash component of the total charge was $12.8 million. The Company will cease operations at its oldest San Jose, California plant before the expiration of the building lease in July 1999 and reduce its U.S. and Malaysian workforce by approximately 10%. The restructuring charge included $4.1 million for severance costs associated with approximately
170 terminated employees, primarily in the U.S. Additional employees will be terminated in the last half of 1998 through the continuation of a reduction in force program and attrition. The restructuring charge included $5.8 million related to equipment order cancellations and other equipment related costs, and $2.9 million for facility closure costs. The asset impairment component of the charge was $175.0 million and effectively reduced asset valuations to reflect the economic effect of recent industry price erosion for disk media and the projected underutilization of the Company's production equipment and facilities. Production equipment and leasehold improvements at the Company's U.S. and Malaysian facilities with a net book value of $562.8 million were written down to their fair value as a result of the impairment. The fair value of these assets was determined based upon the estimated future cash flows to be generated by the assets, discounted at a market rate of interest. Non-cash items in the restructuring/impairment charge totaled $175.0 million. At June 28, 1998, $10.5 million related to the 1998 restructuring activities remained in current liabilities. The Company has made cash payments totaling approximately $2.3 million primarily for severance and equipment-related costs. The majority of the remaining 1998 restructuring liability, primarily related to equipment and facility closure-related costs, is expected to be settled by the first half of 1999.

        In the third quarter of 1997, the Company implemented a restructuring plan involving the consolidation of its U.S. manufacturing operations and recorded a restructuring charge of $52.2 million. The restructuring charge included $3.9 million for severance costs associated with approximately 330 terminated employees, $33.0 million for the write down of the net book value of equipment and leasehold improvements, $10.1 million related to equipment order cancellations and other equipment-related costs, and $5.2 million for facility closure costs. Non-cash items included in the restructuring charge totaled approximately $33.0 million. At June 28, 1998, $8.5 million related to the 1997 restructuring activities remained in current liabilities. The Company has made cash payments totaling approximately $10.7 million primarily for severance and equipment-related costs. The majority of the remaining 1997 restructuring liability, primarily related to equipment order cancellations and facility closure costs, is expected to be settled by the end of 1998.

Interest and Other Income/Expense
        Interest income increased $1.0 million in the second quarter of 1998 relative to the second quarter of 1997 and $2.3 million in the first half of 1998 relative to the first half of 1997. The increases were due to higher average cash and short-term investment balances in the current year periods. Interest expense increased $2.3 million in the second quarter of 1998 compared to the second quarter of 1997 and $5.3 million in the first half of 1998 compared to the first half of 1997. The higher interest expense was due to higher outstanding debt balances in the 1998 periods. The Company borrowed $190.0 million under its credit facilities between March 1997 and January 1998. Other expense increased $0.3 million in the second quarter of 1998 compared to the second quarter of 1997. Other income increased $3.3 million in the first half of 1998 relative to the first half of 1997. This was primarily due to a $3.1 million gain on the sale of vacant land located in Milpitas, California.

Income Taxes
        The Company's income tax provision of $0.7 million for the first half of 1998 represents income taxes on certain transactions exempt from the various tax holidays in effect at the Company's Malaysian operations. No additional income tax provision or benefit has been recorded in the first half of 1998 due to a projected 1998 pre-tax loss at the Company's U.S. operations and the effect of the tax holidays and investment allowances at the Malaysian operations. In the first half of 1997, the Company recorded a 17% estimated tax rate. The estimated tax rate at the end of the first half of 1997 anticipated taxable income in fiscal year 1997 for the Company's U.S. operations and the effect of tax holidays at the Company's Malaysian operations. In the third quarter of 1997, the Company revised its tax rate estimate in anticipation of a loss for fiscal year 1997 and recorded a tax benefit representing the utilization of available loss carrybacks associated with its U.S. operations. No additional utilization of loss carrybacks is available for the U.S. operations.

        The Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS"), has operated under an initial five-year tax holiday for its first plant site. This five-year tax holiday expired in July 1998 and is currently under application for extension for an additional five-year period by the Malaysian government. KMS has also been granted a ten-year tax holiday for its second and third plant sites in Malaysia. The commencement date for this new tax holiday has not been determined as of July 20, 1998.

Minority Interest in KMT/Equity in Net Income (Loss) of AKCL
        The minority interest in the net income (loss) of consolidated subsidiary represented Kobe Steel USA Holdings Inc.'s ("Kobe USA's") 20% share of Komag Material Technology, Inc.'s ("KMT's") net income (loss). KMT recorded net income of $3.0 million in the second quarter of 1998 and net income of $0.9 million in the second quarter of 1997. KMT recorded net income of $2.5 million in the first half of 1998 compared to $1.8 million in the first half of 1997.

        The Company owns a 50% interest in AKCL and records its share of AKCL's net income (loss) as equity in net income (loss) of unconsolidated joint venture. The Company recorded $11.4 million as its equity in AKCL's net loss for the second quarter of 1998 compared to the equity in AKCL's net loss of $1.1 million recorded in the second quarter of 1997. The combination of a significant decrease in the overall average selling price for AKCL's disk products, manufacturing yield and equipment utilization issues, and substantial equipment writedowns adversely affected AKCL's financial results for the second quarter of 1998. The Company's equity in AKCL's net loss for the second quarter of 1998 included the writedown of AKCL's remaining in-line sputtering equipment. AKCL believes that the products produced by a static sputtering process will be technically similar to those produced by other Japanese media suppliers, thus improving AKCL's ability to meet specific requirements of certain Japanese customers on a timely basis.

     The Company recorded a loss of $20.8 million as its equity in AKCL's net loss for the first half of 1998 compared to income of $2.3 million as its equity in AKCL's net income in the first half of 1997. AKCL's results for the first half of 1997 included a $5.3 million net of tax gain on AKCL's March 1997 sale of its investment in Headway Technologies, Inc. The Company's equity in this gain was $2.6 million. Excluding the gain, the Company reported a loss of $0.3 million as its equity in AKCL's net loss in the first half of 1997. Equipment writedowns coupled with substantially lower average selling prices and manufacturing yield, equipment utilization, and customer qualification issues adversely affected AKCL's financial results for the first half of 1998. The Company anticipates that AKCL will record losses through at least the third quarter of 1998, but at a lower level than recorded in the first and second quarters of 1998.

        AKCL's current financing arrangements may not be sufficient in light of AKCL's expected continuing losses. There can be no assurance that additional financing will be available to AKCL. Failure to secure additional financing could have a material adverse affect on AKCL's business and financial results. Further writedowns of the Company's investment in AKCL are limited to the book value of the investment on the accompanying consolidated balance sheet ($6.8 million at June 28, 1998).

Liquidity and Capital Resources:

        Cash and short-term investments of $149.8 million at the end of the second quarter of 1998 decreased $16.4 million from the end of the prior fiscal year. Consolidated operating activities generated $33.6 million in cash during the first six months of 1998. The $320.0 million operating loss for the first half of 1998, net of non-cash depreciation charges of $68.5 million, the non-cash asset impairment charge of $175.0 million and the non-cash equity loss from AKCL of $20.8 million, consumed $55.7 million. The net change in certain working capital accounts provided $91.1 million. Reductions in accounts receivable ($50.2 million) related to the lower sales volume in the first half of 1998 offset a decrease in accounts payable ($11.1 million) related to the lower production volume. Additionally, the Company received $22.1 million in U.S. and California income tax refunds during the first half of 1998. The Company borrowed $15.0 million under its credit facilities and spent $74.3 million on capital requirements during the first six months of 1998. Proceeds from sales of property, plant and equipment (primarily the sale of vacant land in Milpitas, California) generated $5.3 million. Sales of Common Stock under the Company's stock option programs generated $3.6 million.

     Total capital expenditures for 1998 are currently planned at approximately $100 million. Capital expenditures for 1998 are primarily targeted for process improvements, including costs to modify the Company's in-line equipment for the epitaxial sputtering process and costs to implement advances in the Company's substrate process technologies. Current noncancellable capital commitments total approximately $33 million.

        The size of the Company's second quarter net loss has resulted in a default under certain financial covenants contained in the Company's various bank credit facilities. The Company currently has $260 million of unsecured bank borrowings outstanding. The remaining $85 million of unutilized credit under the Company's $345 million credit facilities is currently unavailable due to the financial covenant default. The
Company is not in payment default under any of its credit facilities.
The Company's borrowing capacity is subject to the successful re-negotiation of the terms of these agreements and/or the negotiation of new financing arrangements. The Company is currently in discussions with existing and potential new lenders about these matters. In a recent proxy statement for a special meeting of stockholders to be held on July 22, 1998 the Company requested stockholder approval of two proposals that would provide additional financing flexibility for the Company. There can be no assurance, however, that the Company will be able to successfully re-negotiate the terms of its existing credit agreements, negotiate new financing arrangements and/or obtain the stockholder approval of the proposals required to provide financing flexibility. If the Company is unable to obtain adequate financing, the Company will be required to further reduce its operations and capital spending which could have a material adverse effect on the Company's results of operations.

PART II. OTHER INFORMATION
        ITEM 1. Legal Proceedings-Not Applicable.

        ITEM 2. Changes in Securities-Not Applicable.

        ITEM 3. Defaults Upon Senior Securities.

                  The Company's credit facilities total $345 million and are comprised of five agreements: a five-year term loan that expires in 2002, two separate revolving line of credit agreements that expire in 2002 and two separate four-year revolving line of credit agreements that expire in 1999 and 2000. None of these credit facilities is secured by any of the assets of the Company. The size of the Company's net loss for the second quarter of 1998 has resulted in defaults under certain financial covenants contained in these bank credit facilities. The Company currently has $260 million of bank borrowings outstanding. The remaining $85 million of unutilized credit under the credit facilities is currently unavailable due to the technical default.

        ITEM 4. Submission of Matters to a Vote of Security Holders

             (a) The Annual Meeting of Stockholders was held on May 27, 1998.
             (b) The meeting included the election of the Board of Directors, submitted as Item No. 1, whose names are as follows:

                 Tu Chen
                 Stephen C. Johnson
                 Craig R. Barrett
                 Chris A. Eyre
                 Irwin Federman
                 George A. Neil
                 Max Palevsky
                 Anthony Sun
                 Masayoshi Takebayashi

             (c) Other matters voted upon at the stockholders meeting were:

             Item No. 2, Amendment to the Company's 1988 Employee Stock Purchase Plan to increase the number of shares issuable by 1,300,000; and

             Item No. 3, Ratification of the Appointment of Ernst & Young LLP as the Company's Independent Auditors for the year ended
             January 3, 1999.


       Shares of Common Stock voted were as follows:

       Item No.1
       (Election of Board of Directors)

                                      Total Vote for     Total Vote Withheld
                                      Each Director      From Each Director
                                      --------------     -------------------
        Tu Chen                           44,154,559                 338,691
        Stephen C. Johnson                44,157,380                 335,870
        Craig R. Barrett                  44,154,845                 338,405
        Chris A. Eyre                     44,152,620                 340,630
        Irwin Federman                    44,144,935                 348,315
        George A. Neil                    44,155,405                 337,845
        Max Palevsky                      44,138,044                 355,206
        Anthony Sun                       44,149,505                 343,745
        Masayoshi Takebayashi             44,141,485                 351,765


                               For         Against      Abstain     Non-vote
                            -----------  -----------  -----------  ----------
       Item No.2
       (Amendment to 1988
       Employee Stock Purchase
       Plan)                 42,281,962    1,980,606      230,682   8,402,820

       Item No.3
       (Selection of
       Independent Auditors) 44,348,661       86,236       57,453   8,403,720

             (d)  Not Applicable

        ITEM 5. Other Information-Not Applicable.

        ITEM 6. Exhibits and Reports on Form 8-K

             (a) Exhibit 27-Financial Data Schedule

             (b) On June 8, 1998 the Company filed Form 8-K containing the contents of its press release dated June 2, 1998 entitled "Komag Updates Second Quarter Outlook and Announces
             Actions to Address Weak Market Conditions"

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               KOMAG, INCORPORATED
                                  (Registrant)








DATE:   July 20, 1998                  BY:  /s/ William L. Potts, Jr.
       -----------------              --------------------------------------
                                             William L. Potts, Jr.
                                             Senior Vice President and
                                             Chief Financial Officer

DATE:   July 20, 1998                   BY: /s/ Stephen C. Johnson
        -----------------             --------------------------------------
                                              Stephen C. Johnson
                                              President and
                                              Chief Executive Officer