Form 10-Q
period 1998-09-27
KOMAG INC /DE/
filed 1998-10-28
CIK 813347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended September 27, 1998
                         Commission File Number 0-16852



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

On September 27, 1998, 53,444,282 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                              KOMAG, INCORPORATED
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands, except per share data)
                                  (Unaudited)

                                         Three Months Ended   Nine Months Ended
                                        -------------------  -------------------
                                          Sept 27,  Sept 28,   Sept 27, Sept 28,
                                             1998      1997       1998     1997
                                        --------- ---------  --------- --------
Net sales                                 $81,314  $129,694   $236,179 $472,057
Cost of sales                              84,117   129,492    306,214  396,879
                                        --------- ---------  --------- --------
      GROSS PROFIT (LOSS)                  (2,803)      202    (70,035)  75,178

Operating expenses:
   Research, development and engineering   14,312    13,118     47,341   36,457
   Selling, general and administrative      4,854     3,913     14,407   21,663
   Restructuring charge                         -    52,157    187,768   52,157
                                        --------- ---------  --------- --------
                                           19,166    69,188    249,516  110,277
                                        --------- ---------  --------- --------
      OPERATING LOSS                     (21,969)   (68,986)  (319,551) (35,099)

Other income (expense):
   Interest income                          1,888     1,159      6,821    3,773
   Interest expense                        (4,763)   (2,541)   (14,072)  (6,513)
   Other, net                                 943     1,077      4,857    1,681
                                        --------- ---------  --------- --------
                                           (1,932)    (305)     (2,394)  (1,059)

Loss before income taxes,
 minority interest, and equity in       --------- ---------  --------- --------
 joint venture loss                       (23,901)  (69,291)  (321,945) (36,158)
Provision (benefit) for income taxes          256   (20,411)       959  (14,778)
                                        --------- ---------  --------- --------

Loss before minority interest
  and equity in joint venture loss        (24,157)  (48,880)  (322,904) (21,380)
Minority interest in net income (loss) of
  consolidated subsidiary                     (38)       (6)       459      363
Equity in net loss of
  unconsolidated joint venture             (3,330)   (3,874)   (24,128)  (1,529)
                                        --------- ---------  --------- --------
     NET LOSS                            ($27,449) ($52,748) ($347,491)($23,272)
                                        ========= =========  ========= ========

Basic loss per share                       ($0.51)   ($1.01)    ($6.56)  ($0.45)
                                        ========= =========  ========= ========
Diluted loss per share                     ($0.51)   ($1.01)    ($6.56)  ($0.45)
                                        ========= =========  ========= ========

Number of shares used in basic
  computation                              53,444    52,399     53,003   52,101
                                        ========= =========  ========= ========
Number of shares used in
  diluted computation                      53,444    52,399     53,003   52,101
                                        ========= =========  ========= ========

                 See notes to consolidated financial statements.

                              KOMAG, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                       Sept 27,   December 28,
                                                           1998           1997
                                                      ---------      ---------
                                                     (unaudited)         (note)
ASSETS
Current Assets
     Cash and cash equivalents                          $66,668       $133,897
     Short-term investments                              59,950         32,300
     Accounts receivable less allowances of
          $2,899 in 1998 and $4,424 in 1997              43,883         77,792
     Accounts receivable from related parties             1,468          4,106
     Inventories:
          Raw materials                                  12,260         33,730
          Work-in-process                                13,982         17,490
          Finished goods                                  4,580         15,558
                                                      ---------      ---------
               Total inventories                         30,822         66,778
     Prepaid expenses and deposits                        5,422          3,697
     Income taxes receivable                              2,350         24,524
     Deferred income taxes                               28,796         28,595
                                                      ---------      ---------
               Total current assets                     239,359        371,689
Investment in Unconsolidated Joint Venture                3,444         30,126
Property, Plant and Equipment
     Land                                                 7,785          9,526
     Building                                           127,705        126,405
     Equipment                                          688,064        793,561
     Furniture                                           10,747         11,791
     Leasehold improvements                              85,024        141,111
                                                      ---------      ---------
                                                        919,325      1,082,394
     Less allowances for depreciation and
        amortization                                   (429,234)      (403,798)
                                                      ---------      ---------
               Net property, plant and equipment        490,091        678,596
Deposits and Other Assets                                 3,521          4,253
                                                      ---------      ---------
                                                       $736,415     $1,084,664
                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current portion of long-term debt                 $260,000        $    -
     Trade accounts payable                              26,640         40,043
     Accounts payable to related parties                    629          7,093
     Accrued compensation and benefits                   15,726         13,596
     Other liabilities                                    4,822          3,605
     Restructuring liability                             10,052         11,253
                                                      ---------      ---------
                Total current liabilities               317,869         75,590
Long-term Debt, Less Current Portion                         -         245,000
Deferred Income Taxes                                    73,489         73,335
Other Long-term Liabilities                               1,285            960
Minority Interest in Consolidated Subsidiary              4,054          3,595
Stockholders' Equity
     Preferred stock                                         -              -
     Common stock                                           534            528
     Additional paid-in capital                         405,448        401,869
     Retained earnings (deficit)                        (66,015)       281,476
     Accumulated foreign currency translation
        adjustments                                        (249)         2,311
                                                      ---------      ---------
                Total stockholders' equity              339,718        686,184
                                                      ---------      ---------
                                                       $736,415     $1,084,664
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

                              KOMAG, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                             Nine Months Ended
                                                          ----------------------
                                                           Sept 27,     Sept 28,
                                                               1998         1997
                                                          ---------    ---------
OPERATING ACTIVITIES
    Net loss                                              ($347,491)    ($23,272)
    Adjustments to reconcile net loss to
      net cash provided by operating activities:
       Depreciation and amortization                         91,129       96,035
       Provision for losses on accounts receivable           (1,019)          42
       Equity in net loss of unconsolidated
         joint venture                                       24,129        1,530
       Loss on disposal of property,
         plant and equipment                                    885        1,260
       Impairment charge related to property,
         plant and equipment                                175,000           -
       Non-cash portion of restructuring charge related to
         write-off of property, plant and equipment               -       33,013
       Deferred rent                                            325          363
       Minority interest in net income of
         consolidated subsidiary                                459          363
       Changes in operating assets and liabilities:
           Accounts receivable                               34,928       (4,543)
           Accounts receivable from related parties           2,638        2,104
           Inventories                                       35,956      (12,644)
           Prepaid expenses and deposits                     (1,732)      (1,754)
           Trade accounts payable                           (13,403)     (51,754)
           Accounts payable to related parties               (6,464)           3
           Accrued compensation and benefits                  2,130       (5,023)
           Other liabilities                                  1,158        2,044
           Deferred income taxes receivable/payable             (47)           -
           Income taxes receivable/payable                   22,233       (1,841)
           Restructuring liability                           (1,201)      16,521
                                                          ---------    ---------
               Net cash provided by operating activities     19,613       52,447

INVESTING ACTIVITIES
    Acquisition of property, plant and equipment            (83,958)    (160,976)
    Purchases of short-term investments                     (27,650)     (21,900)
    Proceeds from disposal of property, plant and
      equipment                                               5,449          497
    Deposits and other assets                                   732         (441)
    Dividend distribution from unconsolidated
      joint venture                                              -         1,535
                                                          ---------    ---------
               Net cash used in investing activities       (105,427)    (181,285)

FINANCING ACTIVITIES
    Increase in long-term obligations                        15,000       75,000
    Sale of Common Stock, net of issuance costs               3,585        8,405
                                                          ---------    ---------
               Net cash provided by financing activities     18,585       83,405

               Decrease in cash and cash equivalents        (67,229)     (45,433)
    Cash and cash equivalents at beginning of year          133,897       90,741
                                                          ---------    ---------
    Cash and cash equivalents at end of period              $66,668      $45,308
                                                          =========    =========

                 See notes to consolidated financial statements.

                             KOMAG, INCORPORATED

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                              September 27, 1998


NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals and the writedown of long-lived assets to reflect the impairment of those assets) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 27, 1998 are not necessarily indicative of the results that may be expected for the year ending January 3, 1999.

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


NOTE 2 - INVESTMENT IN DEBT SECURITIES

        The Company invests its excess cash in high-quality, short-term debt and equity instruments. None of the Company's investments in debt securities have maturities greater than one year. The following is a summary of the Company's investments by major security type at amortized cost which approximates fair value:

                                                    Sept 27,  December 28,
                                                        1998          1997
(in thousands)                                     ---------    ----------

Corporate debt securities                            $21,918       $56,837
Mortgage-backed securities                            43,405        79,419
Municipal auction rate preferred stock                59,150        32,300
                                                   ---------    ----------
                                                    $124,473      $168,556
                                                   =========    ==========


Amounts included in cash and cash equivalents        $64,523      $136,256
Amounts included in short-term investments            59,950        32,300
                                                   ---------    ----------
                                                    $124,473      $168,556
                                                   =========    ==========

        The Company utilizes zero-balance accounts and other cash management tools to invest all available funds including bank balances in excess of book balances.


NOTE 3 - INCOME TAXES

        The Company's income tax provision of $1.0 million for the first nine months of 1998 represents income taxes on certain transactions not covered by the various tax holidays in effect at the Company's Malaysian operations. No additional income tax provision or benefit has been recorded in the first nine months of 1998 due to a projected 1998 pre-tax loss at the Company's U.S. operations and the effect of the tax holidays and investment allowances at the Malaysian operations. The Company's income tax benefit for the first nine months of 1997 represented the utilization of available loss carrybacks associated with its U.S. operations. No additional utilization of loss carrybacks is available for the U.S. operations as of September 27, 1998.

        The Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS"), has operated under an initial five-year tax holiday for its first plant site. This five-year tax holiday expired in July 1998 and is currently under application for extension for an additional five-year period by the Malaysian government. The commencement date for this new tax holiday has not been determined as of October 26, 1998. KMS has also been granted a ten-year tax holiday for its second and third plant sites in Malaysia.

NOTE 4 - TERM DEBT AND LINES OF CREDIT

        The Company's credit facilities total $345,000,000 and are comprised of five agreements: a five-year term loan that expires in 2002, two separate revolving line of credit agreements that expire in 2002 and two separate four-year revolving line of credit agreements that expire in 1999 and 2000. None of these credit facilities is secured by any of the assets of the Company. The size of the Company's second quarter 1998 net loss resulted in a default under certain financial covenants contained in the Company's various bank credit facilities. The Company is not in payment default under any of these facilities nor have principal or interest payments been accelerated as a result of the technical default. The Company currently has $260,000,000 of bank borrowings outstanding. The remaining $85,000,000 of unutilized credit is currently unavailable due to the technical default. The Company's borrowing capacity is subject to the successful re-negotiation of the terms of these agreements and/or the negotiation of new financing arrangements.

        As a result of the technical default, the $260,000,000 outstanding under the Company's credit facilities has been reclassified to current liabilities on the accompanying consolidated balance sheet.


NOTE 5 - COMPREHENSIVE LOSS

        As of the beginning of fiscal year 1998, the Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive loss.


        The following are the components of comprehensive loss:

                                    Three Months Ended     Nine Months Ended
                                   --------------------  --------------------
                                    Sept 27,   Sept 28,   Sept 27,   Sept 28,
                                        1998       1997       1998       1997
   (in thousands)                  ---------  ---------  ---------  ---------
   Net loss                         ($27,449)  ($52,748) ($347,491)  ($23,272)
   Foreign currency translation
      adjustments                          -     (1,263)    (2,560)      (313)
                                   ---------  ---------  ---------  ---------
  Comprehensive loss                ($27,449)  ($54,011) ($350,051)  ($23,585)
                                   =========  =========  =========  =========

        Accumulated foreign currency translation adjustments on the accompanying Consolidated Balance Sheets account for all of the Company's accumulated other comprehensive loss at September 27, 1998 and December 28, 1997.


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

        In the second quarter of 1998 several customers reduced orders for the Company's products in response to downward adjustments in their disk drive production build schedules. In light of the order reductions and the Company's expectation that the media industry's supply/demand imbalance will extend into 1999, the Company adjusted its expectations for the utilization of its installed production capacity. As a result of this evaluation, the Company implemented a restructuring plan in June 1998 and recorded a charge of $187.8 million. This one-time charge included an asset impairment charge and provisions for facility closure expenses and severance-related costs.
The restructuring plan contemplated reducing the Company's U.S. and Malaysian workforce by approximately 10% and ceasing operations at its oldest San Jose, California plant. The restructuring charge included $4.1 million for severance costs (approximately 170 employees, primarily in the U.S.), $5.8 million related to equipment order cancellations and other equipment related costs, and $2.9 million for facility closure costs. The asset impairment component of the charge was $175.0 million and effectively reduced asset valuations to reflect the economic effect of recent industry price erosion for disk media and the projected underutilization of the Company's production equipment and facilities. Production equipment and leasehold improvements at the Company's U.S. and Malaysian facilities with a net book value of $562.8 million were written down to their fair value as a result of the impairment. The fair value of these assets was determined based upon the estimated future cash flows to be generated by the assets, discounted at a market rate of interest. Non-cash items in the restructuring/impairment charge totaled $175.0 million.

        The Company incurred lower facility closure costs than anticipated in the restructuring charges. The oldest Milpitas plant was sublet sooner than anticipated and the Company terminated its lease on the second Milpitas plant in the third quarter of 1998 avoiding expected future rent payments and the cost of renovating the facility to its original lease condition. Additionally, the Company determined that it would not close its oldest San Jose, California facility at the expiration of its lease. The Company plans to use the front-end operations in this facility for both production and new process development. Back-end operations in this facility are expected to cease in the fourth quarter of 1998. Space currently occupied by the back-end operations will most likely be used for future process development work related to glass substrates. As a result the Company will not incur costs to restore the facility to its original lease condition as contemplated in the restructuring charge. Higher than expected costs for equipment order cancellations offset the lower facility closure costs.

        At September 27, 1998, $10.1 million related to the restructuring activities remained in current liabilities. The Company has made cash payments totaling approximately $21.8 million primarily for severance, equipment order cancellations and facility closure costs. The majority of the remaining liability, primarily for equipment order cancellations is expected to be settled by the end of the first quarter of 1999.

        As a result of these restructuring activities, the Company expects that over time its Malaysian manufacturing operations will account for an increasing portion of the Company's production output. These facilities are closer to customers' disk drive assembly plants in Southeast Asia and enjoy certain cost advantages over the Company's U.S. manufacturing facilities.


NOTE 7 - STOCKHOLDERS' EQUITY

        In July 1998, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation. The amendment increased the amount of Common Stock that the Company is authorized to issue from 85,000,000 to 150,000,000 shares.

        The Company's stockholders also authorized the Company to sell and issue up to $350,000,000 of Common Stock in equity or equity-linked private transactions from time to time through July 22, 1999 at a price below book value but at or above the then current market value of the Company's Common Stock.


NOTE 8 - STOCK OPTION PLANS AND STOCK PURCHASE PLAN

        In May 1998, the Company's shareholders approved a 1,300,000 share increase in the total number of shares that may be issued under the Employee Stock Purchase Plan.

        In June 1998, the Company's Board of Directors authorized the repricing of outstanding stock options held by all employees, including executive officers, to the then-current market price of the Common Stock. Options held by nonemployee directors were not repriced. Immediately prior to the repricing, the Company's employees, including executive officers, held options to purchase approximately 8.5 million shares of Common Stock at exercise prices ranging from $7.06 to $34.13 per share. The weighted average exercise price of these options was approximately $15.19 per share. Approximately 7.7 million shares were repriced to $5.35 per share on July 1, 1998.

NOTE 9 - LOSS PER SHARE

        In 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings per Share", which the Company adopted for its fiscal year ending December 28, 1997. FAS 128 replaced the calculation for primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported primary earnings per share. Loss per share amounts for all periods presented have been restated to conform to FAS 128 requirements.

                                    Three Months Ended     Nine Months Ended
                                   --------------------  --------------------
                                    Sept 27,   Sept 28,   Sept 27,   Sept 28,
                                        1998       1997       1998       1997
                                   ---------  ---------  ---------  ---------
(in thousands, except per share amounts)

  Numerator: Net loss               ($27,449)  ($52,748) ($347,491)  ($23,272)
                                   ---------  ---------  ---------  ---------
  Denominator for basic
      loss per share-
      weighted-average shares         53,444     52,399     53,003     52,101
                                   ---------  ---------  ---------  ---------
  Effect of dilutive securities:
      Employee stock options               -          -          -          -
                                   ---------  ---------  ---------  ---------
  Denominator for diluted
      loss per share                  53,444     52,399     53,003     52,101
                                   ---------  ---------  ---------  ---------
  Basic loss per share                ($0.51)    ($1.01)    ($6.56)    ($0.45)
                                   ---------  ---------  ---------  ---------
  Diluted loss per share              ($0.51)    ($1.01)    ($6.56)    ($0.45)
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

                             KOMAG, INCORPORATED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

        The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this outlook represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Factors that could cause actual results to differ include the following: availability of sufficient cash resources; changes in the industry supply-demand relationship and related pricing for enterprise and desktop disk products; timely and successful product qualification of next-generation products; timely and successful deployment of new process technologies into manufacturing; utilization of manufacturing facilities; changes in manufacturing efficiencies, in particular product yields and material input costs; extensibility of process equipment to meet more stringent future product requirements; vertical integration and consolidation within the Company's limited customer base; increased competition; structural changes within the disk media industry such as combinations, failures, and joint venture arrangements; availability of certain sole-sourced raw material supplies; and the risk factors listed in the Company's other
SEC filings, including its Form 10-K for the fiscal year ended December 28, 1997 filed in March 1998. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview:
     Operating results for the first nine months of 1998 were significantly lower than the first nine months of 1997. Adverse market conditions, which began late in the second quarter of 1997, intensified in the first nine months of 1998. Late in the second quarter of 1997, demand for thin-film media products fell abruptly as an excess supply of enterprise-class disk drives caused drive manufacturers to reduce build plans for this class of drives. The decrease in demand for enterprise-class media, combined with a major expansion of media production capacity at both independent media suppliers and captive media operations of disk drive manufacturers, resulted in an excess supply of enterprise-class media. Orders for the Company's enterprise-class media products were reduced in the third quarter of 1997 as drive manufacturers reduced drive production and relied more heavily on their own captive media operations. Net sales decreased sharply to $129.7 million in the third quarter of 1997, down sequentially from $175.1 million in the second quarter of 1997. The gross margin percentage fell to 0.2% in the third quarter of 1997, down from 20.4% in the second quarter of 1997. Net sales and the gross margin percentage improved to $159.0 million and 11.6%, respectively, for the fourth quarter of 1997.

     In December 1997, several disk drive manufacturers initiated cutbacks in their desktop product manufacturing plans for early 1998 in response to supply and demand imbalances within that industry segment. Weakened demand for desktop media products, combined with the continuing slow recovery of the enterprise-class market segment, lowered media demand at independent media suppliers as captive media operations supplied a larger share of the industry's media requirements. The resulting excess supply of media heightened price competition among independent media suppliers. The Company's net sales in the first quarter of 1998 dropped 52% sequentially to $76.1 million as a result of both a lower unit sales volume and a decrease of approximately 10% in the overall average selling price for the Company's products. Low utilization of the Company's factories during the first quarter of 1998 pushed unit production costs up substantially as fixed costs were spread over fewer production units. The combination of the lower overall average selling price and significantly higher average unit production cost resulted in a negative gross margin percentage of 41.5% for the first quarter of 1998

     The second quarter of 1998 was negatively impacted by the continuation of weak merchant market demand for disk media. Net sales in the second quarter of 1998 increased slightly on a sequential basis to $78.8 million, the net effect of an 9% increase in unit sales volume
and a 5% decrease in the overall average selling price.   The
combination of the lower overall average selling price, increased inventory writedowns and continued low production volumes resulted in a negative gross margin percentage of 45.2% in the second quarter of 1998.

     Entering the second quarter of 1998, the Company had expected that net sales for the second quarter would increase sequentially to $100- $125 million. In the middle of the second quarter several customers reduced orders for the Company's products in response to downward adjustments in their disk drive production build schedules. In light of the order reductions and the Company's expectation that the media industry's supply/demand imbalance would extend into 1999, the Company adjusted its expectations for the utilization of its installed production capacity. As a result of this evaluation, the Company implemented a restructuring plan in June 1998 and recorded a charge of $187.8 million. This one-time charge included an asset impairment charge and provisions for facility closure expenses and severance-related costs. The asset impairment component of the one-time charge was $175.0 million and effectively reduced asset valuations to reflect the economic effect of recent industry price erosion for disk media and the projected underutilization of the Company's production equipment and facilities.

        Net sales for the third quarter of 1998 increased 3% on a sequential basis to $81.3 million as the net result of an 8% increase in unit sales and a 4% decrease in the overall average selling price. The gross margin percentage improved sequentially from a negative 45.2% to a negative 3.4%. The asset impairment charge recorded in the second quarter of 1998 lowered depreciation and amortization charges beginning in the month of June 1998 and resulted in reduced charges in the third quarter of 1998 compared to the second quarter of 1998. Lower payroll costs and improved unit demand, coupled with a favorable impact of certain non-recurring inventory adjustments, further improved the gross margin percentage in the third quarter of 1998.

        Orders for the Company's disk products began to pick up at the end of the third quarter. The Company expects to achieve higher sales and further improvements in operating performance during the fourth quarter of 1998. As a result, the Company anticipates that it will narrow the operating loss in the fourth quarter of 1998 compared to the third quarter of 1998 and will move toward a cash-positive operating position.

Revenue:
        Net sales decreased 37% in the third quarter of 1998 relative to the third quarter of 1997. The year-over-year decrease was due to a combination of a 23% decrease in unit sales volume and an 18% decrease in the overall average selling price. Third quarter 1998 unit sales declined to 8.5 million disks from 11.0 million disks in the third quarter of 1997. The majority of the decrease in the overall average selling price occurred over the first three quarters of 1998 due to the adverse market conditions for both desktop and enterprise-class media products discussed above. Price reductions are common on individual product offerings in the thin-film media industry. The Company has traditionally avoided significant reductions in its overall average selling price through transitions to higher-priced, more technologically advanced product offerings. In the third quarter of 1998, the effect of significant pricing pressures generated by the imbalance in supply and demand for thin-film media more than offset the effect of transitions to more advanced product offerings. Net sales in the first nine months of 1998 decreased 50% relative to the first nine months of 1997. The decrease was due to the combination of a 40% decrease in unit sales and a 17% decrease in the overall average selling price.

        In addition to sales of internally produced disk products, the Company has historically resold products manufactured by its 50%-owned Japanese joint venture, Asahi Komag Co., Ltd. (AKCL). Distribution sales of thin-film media manufactured by AKCL were negligible in the third quarter of 1998 and $1.7 million in the third quarter of 1997. Distribution sales in the first nine months of 1998 were $2.4 million compared to $4.5 million in the first nine months of 1997. The Company expects that distribution sales of AKCL product will be relatively low for the remainder of 1998.

        During the third quarter of 1998 three customers accounted for approximately 91% of consolidated net sales: Western Digital Corporation (47%), International Business Machines (25%), and Maxtor Corporation (19%). The Company expects that it will continue to derive a substantial portion of its sales from relatively few customers. The distribution of sales among customers may vary from quarter to quarter based on the match of the Company's product capabilities with specific disk drive programs of customers.

Gross Margin:
        The Company incurred a negative gross margin percentage of 3.4% in the third quarter of 1998 compared to a gross margin of 0.2% in the third quarter of 1997. The Company incurred a negative gross margin percentage of 29.7% in the first nine months of 1998 compared to a positive gross margin of 15.9% in the first nine months of 1997. The combination of the lower overall average selling price, higher unit production costs related to underutilized capacity, and lower manufacturing yields resulted in the negative gross margin percentages for the third quarter and first nine months of 1998. Unit production

     Unit production decreased to 7.1 million disks in the third quarter of 1998 from 13.1 million disks in the third quarter of 1997. Unit production decreased to 22.4 million disks in the first nine months of 1998 from
41.4 million units in the first nine months of 1997. The Company operated well below capacity in the three- and nine-month periods of 1998 in order to match unit production to the sharply lower demand for its products.

Operating Expenses:
        Research and development ("R&D") expenses increased 9.1% ($1.2 million) and 29.9% ($10.9 million) in the three-and nine-month periods of 1998 relative to the comparable periods of 1997. Increased R&D staffing, higher facility and equipment costs, and additional operating supplies accounted for most of the increase in both the three-and nine-month comparisons. The additional R&D efforts were directed toward the introduction of new product generations, process changes to manufacture such products, process improvements to increase yields of products currently in volume production, and increased development efforts devoted to customer qualification of new products at facilities in both the U.S. and Malaysia.

        Selling, general and administrative ("SG&A") expenses increased approximately 24.0% ($0.9 million) in the third quarter of 1998 relative to the third quarter of 1997. The third quarter of 1997 included a $0.8 million reversal of provisions for the Company's bonus program. No bonus/profit sharing provision was recorded in the third quarter of 1998. Bad debt provisions increased $1.1 million in the third quarter of 1998 compared to the third quarter of 1997. Excluding provisions for bonus and profit sharing programs and provisions for bad debt, SG&A expenses decreased $1.0 million. Reductions in SG&A headcount resulted in the lower SG&A spending in the third quarter of 1998 compared to the
third quarter of 1997.   SG&A expenses decreased 33.5% ($7.3 million) in
the first nine months of 1998 compared to the first nine months of 1997 primarily due to a $4.0 million reduction in bonus and profit sharing provisions. Provisions for bad debt decreased $1.0 million in the first nine months of 1998 compared to the first nine months of 1997. Excluding provisions for bonus and profit sharing programs and provisions for bad debt, SG&A expenses decreased $2.3 million due mainly to lower payroll and other employee-related costs.

Restructuring Charges:
        During the third quarter of 1997, the Company implemented a restructuring plan based on an evaluation of the size and location of its existing production capacity relative to the short-term market demand outlook. Under the 1997 restructuring plan, the Company consolidated its U.S. manufacturing operations onto its new campus in San Jose, California and closed two older factories in Milpitas, California. The first of the two Milpitas factories was closed at the end of the third quarter of 1997 and the second factory was closed in January 1998. The 1997 restructuring actions resulted in a charge of $52.2 million and included reducing headcount, vacating leased facilities, consolidating operations and disposing of assets. The restructuring charge included $3.9 million for severance costs associated with approximately 330 terminated employees, $33.0 million for the write-down of the net book value of equipment and leasehold improvements, $10.1 million related to equipment order cancellations and other equipment-related costs, and $5.2 million for facility closure costs. Non-cash items included in the restructuring charge totaled approximately $33.0 million.

     In the second quarter of 1998 several customers reduced orders for he Company's products in response to downward adjustments in their disk drive production build schedules.  In light of the order reductions and the Company's expectation that the media industry's supply/demand imbalance would extend into 1999, the Company adjusted its expectations for the utilization of its installed production capacity. As a result of this evaluation, the Company implemented a restructuring plan in June 1998 and recorded a charge of $187.8 million. This one-time charge included an asset impairment charge and provisions for facility closure expenses expenses and severance-related costs. The restructuring plan contemplated reducing the Company's U.S. and Malaysian workforce by approximately 10% and ceasing operations at its oldest San Jose,
California plant. The restructuring charge included $4.1 million for severance costs (approximately 170 employees, primarily in the U.S.),
$5.8 million related to equipment order cancellations and other equipment related costs, and $2.9 million for facility closure costs.
The asset impairment component of the charge was $175.0 million and effectively reduced asset valuations to reflect the economic effect of recent industry price erosion for disk media and the projected underutilization of the Company's production equipment and facilities. Production equipment and leasehold improvements at the Company's U.S.
and Malaysian facilities with a net book value of $562.8 million were written down to their fair value as a result of the impairment.  The fair value of these assets was determined based upon the estimated future cash flows to be generated by the assets, discounted at a market rate of interest.  Non-cash items in the restructuring/impairment charge
totaled $175.0 million.   The Company incurred lower facility closure

     The Company incurred lower facility closure costs than anticipated in the restructuring charges. The oldest Milpitas plant was sublet sooner than anticipated and the Company terminated its lease on the second Mipitas plant in the third quarter of 1998 avoiding expected future rent payments and the cost of renovating the facility to its original lease condition. Additionally, the Company determined that it would not close its oldest
San Jose, California facility at the expiration of its lease.  The
Company plans to use the front-end operations in this facility for both production and new process development. Back-end operations in this facility are expected to cease in the fourth quarter of 1998.
Space currently occupied by the back-end operations will most likely be used for future process development work related to glass substrates.
As a result the Company will not incur costs to restore the facility to its original lease condition as contemplated in the restructuring charge. Higher than expected costs for equipment order cancellations offset the lower facility closure costs.

        At September 27, 1998, $10.1 million related to the restructuring activities remained in current liabilities. The Company has made cash payments totaling approximately $21.8 million primarily for severance, equipment order cancellations, and facility closure costs. The majority of the remaining liability, primarily for equipment order cancellations is expected to be settled by the end of the first quarter of 1999.

        As a result of these restructuring activities, the Company expects that over time its Malaysian manufacturing operations will account for an increasing portion of the Company's production output. These facilities are closer to customers' disk drive assembly plants in Southeast Asia and enjoy certain cost advantages over the Company's U.S. manufacturing facilities.

Interest and Other Income/Expense:
        Interest income increased $0.7 million in the third quarter of 1998 relative to the third quarter of 1997 and $3.0 million in the first nine months of 1998 relative to the first nine months of 1997. The increases were due to higher average cash and short-term investment balances in the current year periods. Interest expense increased $2.2 million in the third quarter of 1998 compared to the third quarter of 1997 and $7.6 million in the first nine months of 1998 compared to the first nine months of 1997. The higher interest expense in the 1998 periods was due to higher outstanding debt balances. The Company borrowed $190.0 million under its credit facilities between March 1997 and January 1998. Other income decreased $0.1 million in the third quarter of 1998 compared to the third quarter of 1997. Other income increased $3.2 million in the first nine months of 1998 relative to the first nine months of 1997. This increase was primarily due to a $3.1 million gain on the sale of vacant land located in Milpitas, California.

Income Taxes:
        The Company's income tax provision of $1.0 million for the first nine months of 1998 represents income taxes on certain transactions not covered by the various tax holidays in effect at the Company's Malaysian operations. No additional income tax provision or benefit has been recorded in the first nine months of 1998 due to a projected 1998 pre-tax loss at the Company's U.S. operations and the effect of the tax holidays and investment allowances at the Malaysian operations. The Company's income tax benefit for the first nine months of 1997 represented the utilization of available loss carrybacks associated with its U.S. operations. No additional utilization of loss carrybacks is available for the U.S. operations as of September 27, 1998.

        The Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS"), has operated under an initial five-year tax holiday for its first plant site. This five-year tax holiday expired in July 1998 and is currently under application for extension for an additional five-year period by the Malaysian government. The commencement date for this new tax holiday has not been determined as of October 26, 1998. KMS has also been granted a ten-year tax holiday for its second and third plant sites in Malaysia.

Minority Interest in KMT/Equity in Net Income (Loss) of AKCL:
        The minority interest in the net income (loss) of consolidated subsidiary represented Kobe Steel USA Holdings Inc.'s ("Kobe USA's") 20% share of Komag Material Technology, Inc.'s ("KMT's") net income (loss). KMT recorded a net loss of $0.2 million in the third quarter of 1998 and incurred a minimal loss in the third quarter of 1997. KMT recorded net income of $2.3 million in the first nine months of 1998 compared to $1.8 million in the first nine months of 1997.

        The Company owns a 50% interest in AKCL and records its share of AKCL's net income (loss) as equity in net income (loss) of unconsolidated joint venture. The Company recorded $3.3 million as its equity in AKCL's net loss for the third quarter of 1998 compared to the equity in AKCL's net loss of $3.9 million recorded in the third quarter of 1997. Results for the third quarter of 1998 were adversely affected by lower overall average selling prices and lower yields on current generation products. Results for the third quarter of 1997 were adversely affected by significantly underutilized capacity.

     The Company recorded a loss of $24.1 million as its equity in AKCL's net loss for the first nine months of 1998 compared to a net loss of $1.5 million as its equity in AKCL's net loss for the first nine months of 1997. AKCL's results for the first nine months of 1997 included a $5.3 million net of tax gain on AKCL's March 1997 sale of its investment in Headway Technologies, Inc. The Company's equity in this gain was $2.6 million. Excluding the gain, the Company reported a loss of $4.1 million as its equity in AKCL's net loss in the first nine months of 1997. Writedowns of AKCL's in-line sputtering equipment in 1998 accounted for approximately one-third of the Company's equity loss for the first nine months of 1998. No significant writedowns occurred in the first nine months of 1997. In addition, substantially lower average selling prices and manufacturing yield, equipment utilization, and customer qualification issues adversely affected AKCL's financial results for the first nine months of 1998.

        AKCL's current financing arrangements may not be sufficient in light of AKCL's expected continuing losses. There can be no assurance that additional financing will be available to AKCL. Failure to secure additional financing could have a material adverse affect on AKCL's business and financial results. Further writedowns of the Company's investment in AKCL are limited to the book value of the investment on the accompanying consolidated balance sheet ($3.4 million at September 27, 1998). The net book value of the Company's investment in AKCL is adjusted each quarter to reflect the Company's share of AKCL's net income (loss) and changes in the U.S. dollar value of the investment arising from fluctuations in the Japanese yen to U.S. dollar exchange rate. Subsequent to the end of the third quarter the Japanese yen strengthened significantly (from approxi-mately 135 yen to $1 U.S. at the end of the quarter to approximately 118 yen to $1 U.S.-as of October 23, 1998). Assuming the yen remains at this strengthened level through the end of the fourth quarter, the book value of the Company's investment in AKCL would increase for the exchange rate difference before adjusting for any losses incurred by AKCL. Had the yen to dollar exchange rate been at 118 yen to $1 U.S. at the end of the third quarter the net book value of the Company's investment in AKCL would have been approximately $4.5 million.

Year 2000 Issue:
        Many computer systems were not designed to properly handle dates beyond the year 1999. Additionally, these systems may not properly handle certain dates in 1999. Failure to process dates properly could result in failure or disruption of the Company's information systems and/or processing equipment. To be Year 2000 ("Y2K") compliant, computer systems must correctly process dates before and after the year 2000, recognize the year 2000 as a leap year, accept and display dates unambiguously and correctly process dates for non-date functions such as archiving. Disruptions to the Company's operations may also occur if key suppliers or customers experience disruptions in their ability to purchase, supply or transact with the Company due to Y2K issues. The Company's global operations rely heavily on the infrastructures within the countries in which it does business. The Y2K readiness within infrastructure suppliers (utilities, government agencies such as customs, and shipping organizations) will be critical to the Company's
ability to avoid disruption of its operations.   The Company is
currently assessing its systems, equipment, and processes to determine its Y2K readiness and has committed personnel and resources to resolve potential Y2K issues. Further, the Company is working with key suppliers and customers to ensure their Y2K readiness. The Company is working with industry trade associations to evaluate the Y2K readiness of infrastructure suppliers. Additionally, the Company has retained an outside consulting firm to evaluate the effectiveness of its Y2K readiness program. The Company plans to complete the assessment of its Y2K readiness by the end of the first quarter of 1999.

        The Company will perform remediation procedures concurrent with its assessment planning. The Company currently believes that the remediation costs of the Y2K issue will not be material to the Company's results of operations or financial position. Cumulatively through September 27, 1998 the Company has incurred remediation expenses of less than $0.1 million. While the Company currently expects that the Y2K issue will not pose significant operational problems, delays in adequately addressing Y2K issues, or a failure to fully identify all Y2K dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions could have material adverse consequences, including delays in the production, delivery or sale of products. Therefore, the Company is developing contingency plans for continuing operations in the event such problems arise.
The Company intends to complete the contingency planning phase of its Y2K readiness in the first half of 1999.

        The Company's products are not date-sensitive and the Company expects that it will have limited exposure to product liability litigation resulting from Y2K-related failures. Disk drive manufacturers have generally stated that disk drives as a stand-alone product are not date-sensitive. However, disk drives using the Company's thin-film media products have been incorporated into computer systems which could experience Y2K-related failures. The Company anticipates that litigation may be brought against suppliers of all component products of systems that are unable to properly handle Y2K issues.


Liquidity and Capital Resources:

        Cash and short-term investments of $126.6 million at the end of the third quarter of 1998 decreased $39.6 million from the end of the prior fiscal year. Consolidated operating activities generated $19.6 million in cash during the first nine months of 1998. The $347.5 million operating loss for the first nine months of 1998, net of non-cash depreciation charges of $91.1 million, the non-cash asset impairment charge of $175.0 million and the non-cash equity loss from AKCL of $24.1 million, consumed $57.3 million. Changes in operating assets and liabilities provided $76.2 million of working capital. Accounts receivable and inventory decreased $37.6 million and $36.0 million, respectively, during the first nine months of 1998. Additionally, the Company received $22.2 million in income tax refunds (net of payments). Reductions in accounts payable related to the lower production volume and capital expenditures used $19.9 million. The Company borrowed $15.0 million under its credit facilities and spent $84.0 million on capital requirements during the first nine months of 1998. Proceeds from sales of property, plant and equipment (primarily the sale of vacant land in Milpitas, California) generated $5.4 million. Sales of Common Stock under the Company's stock programs generated $3.6 million.

      Total capital expenditures for 1998 are currently planned at approximately $100 million. Capital expenditures for 1998 are primarily targeted for process improvements, including costs to modify the Company's in-line equipment for the epitaxial sputtering process and costs to implement advances in the Company's substrate process technologies. Current noncancelable capital commitments total approximately $27 million.

        The size of the Company's second quarter of 1998 net loss has resulted in a default under certain financial covenants contained in the Company's various bank credit facilities. The Company currently has $260 million of unsecured bank borrowings outstanding. The remaining $85 million of unutilized credit under the Company's $345 million credit facilities is currently unavailable due to the financial covenant default. The Company is not in payment default under any of its credit facilities. The Company's borrowing capacity is subject to the successful re-negotiation of the terms of these agreements and/or the negotiation of new financing arrangements. The Company is currently in discussions with its lenders about these matters. There can be no assurance, however, that the Company will be able to successfully re-negotiate the terms of its existing credit agreements and/or negotiate new financing arrangements. If the Company is unable to obtain adequate financing, the Company will be required to further reduce its operations and capital spending which could have a material adverse effect on the Company's results of operations.



PART II. OTHER INFORMATION
        ITEM 1. Legal Proceedings-Not Applicable.

        ITEM 2. Changes in Securities-

             In July 1998, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation. The amendment increased the amount of Common Stock that the Company is authorized to issue from 85,000,000 to 150,000,000 shares.

        ITEM 3. Defaults Upon Senior Securities-

             The Company's credit facilities total $345 million and are comprised of five agreements: a five-year term loan that expires in 2002, two separate revolving line of credit agreements that expire in 2002 and two separate four-year revolving line of credit agreements that expire in 1999 and 2000. None of these credit facilities is secured by any of the assets of the Company. The size of the Company's second quarter 1998 net loss resulted in a default under certain financial covenants contained in the Company's various bank credit facilities. The Company is not in payment default under any of these facilities nor have principal or interest payments been accelerated as a result of the technical default. The Company currently has $260 million of bank borrowings outstanding. The remaining $85 million of unutilized credit is currently unavailable due to the technical default.

        ITEM 4. Submission of Matters to a Vote of Security Holders

               (a)  A Special Meeting of Stockholders was held July 22, 1998.

               (b) The Special Meeting did not include the election of Directors.

               (c) Other matters voted upon at the stockholders meeting were:

                Proposal No. 1, Approval of an amendment to the Company's Restated Certificate of Incorporation to increase the amount of Common Stock the Company is authorized to issue from 85 million shares to 150 million shares; and

                Proposal No. 2, Approval of the sale and issuance by the Company from time to time of up to $350 million of Common Stock or securities convertible into Common Stock in private transactions during the next twelve months at a price below book value but at or above the then current market price of the Common Stock.




       Shares of Common Stock voted were as follows:
                                                                      Broker
                               For         Against      Abstain      Non-vote
                            -----------  -----------  -----------   ----------
Proposal No. 1
(Amendment to Restated
Certificate of
Incorporation)               35,858,126    7,407,770       73,195            -

Proposal No. 2
(Approval of sale and
issuance of up to
$350 million of Common
Stock or securities
convertible to Common
Stock)                       24,693,198    7,783,072       86,289   10,776,532


             (d)  Not Applicable

        ITEM 5. Other Information-Not Applicable.

        ITEM 6. Exhibits and Reports on Form 8-K

             (a)     Exhibit 3.1-Amended and Restated Certificate of
                     Incorporation
                     Exhibit 27-Financial Data Schedule.

             (b)     Not Applicable.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               KOMAG, INCORPORATED
                                  (Registrant)








DATE:  October 28, 1998                 BY:  /s/ William L. Potts, Jr.
       -----------------              --------------------------------------
                                             William L. Potts, Jr.
                                             Senior Vice President and
                                             Chief Financial Officer

DATE:  October 28, 1998                 BY: /s/ Stephen C. Johnson
        -----------------             --------------------------------------
                                              Stephen C. Johnson
                                              President and
                                              Chief Executive Officer