Form 10-K405
period 1999-01-03
KOMAG INC /DE/
filed 1999-04-02
CIK 813347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended January 3, 1999

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

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 28, 1999 was approximately $313,892,180 based upon the closing sale price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         On  February  28,  1999,   approximately   53,920,660   shares  of  the
Registrant's Common Stock, $0.01 par value, were outstanding.

                       Documents Incorporated by Reference

         Designated portions of the following document are incorporated by reference into this Report on Form 10-K where indicated:

         Komag,   Incorporated   Proxy  Statement  for  the  Annual  Meeting  of
Stockholders to be held on May 25, 1999, Part III.

                              KOMAG, INCORPORATED

                 TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10K

                                                                                    Page
Item 1.   Business ................................................................ 4-19

Item 2.   Properties ................................................................ 20

Item 3.   Legal  Proceedings ........................................................ 20

Item 4.   Submission  of Matters to Vote of  Security  Holders ...................... 21

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters ..... 24

Item 6.   Selected  Consolidated  Financial  Data ................................... 25

Item 7.   Management's Discussion and Analysis of Financial Condition
             Results of  Operations .............................................. 26-34

Item 7A.  Financial  Market  Risks .................................................. 35

Item 8.   Consolidated  Financial  Statements .................................... 37-63

Item 9.   Changes In and Disagreements with Accountants and Financial
             Disclosure ............................................................. 64

Item 10.  Directors and Executive  Officers ......................................... 64

Item 11.  Executive  Compensation ................................................... 64

Item 12.  Security Ownership of Certain Beneficial Owners and Management ............ 64

Item 13.  Certain  Relationships  and Related  Transactions ......................... 64

Item 14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K ......................................................... 65-70

                                     PART I


ITEM 1.  BUSINESS


     Komag, Incorporated ("Komag" or the "Company") designs, manufactures and markets thin-film media ("disks"), the primary storage medium for digital data used in computer hard disk drives. Komag believes it is the world's largest independent manufacturer of thin-film media and is well positioned as a broad-based strategic supplier of choice for the industry's leading disk drive manufacturers. The Company's business strategy relies on the combination of advanced technology and high-volume manufacturing. Komag's products are made for the high-end desktop and high-capacity/high-performance enterprise segments of the disk drive market and are used in products such as personal computers, disk arrays, network file servers and engineering workstations. The Company manufactures leading-edge disk products primarily for 3 1/2-inch form factor hard disk drives. The Company was organized in 1983 and is incorporated in the State of Delaware.

     The Company's business is subject to risks and uncertainties, a number of which are discussed under "Risk Factors."

     Increasing demand for digital storage and low-cost, high-performance hard disk drives has resulted in strong unit demand for these products. International Data Corporation ("IDC") forecasts that worldwide disk drive unit shipments in 1999 through 2002 will grow at a 15% compound annual growth rate. Greater processing power, more sophisticated operating systems and application software, high-resolution graphics, larger databases and the emergence of the Internet are among the developments that have required ever higher performance from disk drives. For example, the first 5 1/4-inch hard disk drive, introduced in 1980, offered a capacity of five megabytes (one million bytes is a megabyte or "MB") with an areal density of less than two megabits (one million bits is a megabit; eight bits is one byte) per square inch. Current-generation 3 1/2-inch drives typically have capacities of four to twenty gigabytes (one billion bytes is a gigabyte or "GB") with areal densities of approximately three to four gigabits (one billion bits is a gigabit) per square inch. Today's areal densities allow for approximately 4 GB of storage per 3 1/2-inch disk platter. By the end of 1999, the Company expects that increases in areal densities will allow for approximately 6 GB of storage per 3 1/2-inch disk. Advances in component technology have been critical to improving the performance and storage capacity of disk drives and lowering the cost per bit stored.

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

     The primary factors governing the density of storage achievable on a disk's surface are (1) the minimum distance at which read/write heads can reliably pass over the surface of the disk to detect a change in magnetic polarity when reading from the disk, defined as glide height (measured in microinches or millionths of an inch); (2) the strength of the magnetic field required to change the polarity of a bit of data on the magnetic layer of a disk when writing, defined as coercivity (measured in oersteds--"Oe"), and (3) the ability of the head to discriminate a signal from background media noise (signal-to-noise ratio). As glide height is reduced, smaller bits can be read. The higher the coercivity of the media, the smaller the width of the bit that can be stored. The signal-to-noise ratio is determined by the choice of magnetic materials and the method for depositing those materials on the disk's surface. The Company's plating, polishing and texturing processes produce a uniform disk surface with relatively few defects, which permits the read/write heads to fly over the disk surface at glide heights of 0.8 to 1.0 microinches. The magnetic alloys deposited on the surfaces of Komag's disks have high coercivity, low noise and other desirable magnetic characteristics. The combination of these factors results in more data stored in a given area on the disk surface.

     1998 was a year of tremendous transition for the Company and the disk drive industry. Disk drive programs utilizing newer, more advanced, magnetoresistive ("MR") media and recording heads replaced older generation programs utilizing inductive media and heads. By the end of 1998 most disk drives were manufactured with MR components. An MR disk is optimized for use with MR heads that use separate read and write elements. The write element is made from conventional inductive materials, but the read element is made of a material whose electrical resistance changes when subjected to changes in a magnetic field. MR heads are more sensitive to magnetic fields enabling them to read more densely-packed, smaller-sized bits. The transition to MR disk drives has led to significant, unprecedented increases in areal density. The Company believes that the number of gigabits per square inch doubled in 1998. The Company began 1998 manufacturing both MR and inductive media. The Company had largely completed its transition to MR products by the fourth quarter of 1998 at which time MR media, including more advanced giant magnetoresistive ("GMR") disks, accounted for approximately 97% of the Company's unit sales. GMR disks accounted for 12% of unit sales in the fourth quarter of 1998. The Company believes that MR and GMR disks will continue to be the predominant media for disk drives in 1999.

Products, Customers and Marketing

     Komag sells primarily MR media for 3 1/2-inch disk drives. The Company has also historically sold disks for 5 1/4-inch drives and other disk drive form factors. Komag's products offer a range of coercivities, glide height capabilities and other parameters to meet specific customer requirements. Unit sales of 3 1/2-inch disks capable of storing at least 3.2 GB per platter accounted for approximately 70% of the Company's unit sales in the fourth quarter of 1998. The Company anticipates that over 60% of its unit sales in the first quarter of 1999 will be 3 1/2-inch disks capable of storing at least 4.3 GB per platter and the Company is in the process of obtaining customer qualification of 3 1/2-inch products capable of storing up to 6.8 GB per platter.

     Prior to 1997, market demand for advanced thin-film media typically exceeded supply. In mid-1997, the rate of growth in demand for media slowed abruptly due in large measure to the rapid advancement in increased storage capacity per disk achieved through the use of MR technology. As a result, drive designs incorporated fewer disks and recording heads to achieve the disk drive capacities demanded by the market. In addition, based upon historical supply shortages and forecasts for continued strong demand growth rates, the Company and its competitors (both independent and captive suppliers) began adding significant media manufacturing capacity in 1996 which for the most part became operational in 1997. The increased supply of media generated by the expanded physical capacity, coupled with the tremendous improvement in disk storage capacity, allowed the overall supply of thin-film media to catch up to, and then exceed, market demand. Captive media suppliers (owned by vertically integrated disk drive customers) utilized their capacity at the expense of independent suppliers, such as Komag, during this period. As a result, in 1997 and 1998, the market for disks produced by independent suppliers decreased sharply and pricing pressures intensified. In both 1997 and 1998, the Company idled certain equipment and facilities to more closely align its production capacity to demand for its products. These restructuring activities resulted in significant restructuring and impairment charges.

     The Company believes that there remains excess media capacity within the industry. Certain media manufacturers have idled capacity and restructured their operations. StorMedia, Inc., an independent media supplier, declared bankruptcy in late 1998. The Company believes that the longer-term success of the thin-film media industry is dependent upon high growth in demand for storage capacity and further consolidation within the media industry. Improvements in enabling technologies, such as increased bandwidth capability that will speed data transfers over the Internet and will promote use of other storage-intensive applications such as multimedia, are expected to drive the demand for storage capacity.

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

      Three customers accounted for approximately 86% of the Company's net sales in 1998. Net sales to major customers were as follows: Western Digital Corporation ("Western Digital")--43%; Maxtor Corporation ("Maxtor")--25%; and International Business Machines ("IBM")--18%. Sales are generally concentrated in a small number of customers due to the high volume requirements of the dominant disk drive manufacturers and their tendency to rely on a few suppliers because of the close interrelationship between media and other disk drive components. Given the relatively small number of high-performance disk drive manufacturers, the Company expects that it will continue its dependence on a limited number of customers.

     Sales are made directly to disk drive manufacturers worldwide (except media sales into Japan) from the Company's U.S. and Malaysian operations. Sales of media for assembly into disk drives within Japan are made solely through AKCL. On a selective basis, the Company has used AKCL to distribute the Company's products to Japanese drive manufacturers for assembly outside of Japan. During 1998, the Company sold product to Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") in Japan and to MKE's Singapore manufacturing facility through AKCL. Media sales to the Far East from the Company's U.S. and Malaysian operations represented 83%, 96% and 88% of Komag's net sales in 1998, 1997 and 1996, respectively. The Company's customers assemble a substantial portion of their disk drives in the Far East and subsequently sell these products throughout the world. Therefore, the Company's high concentration of Far East sales does not accurately reflect the eventual point of consumption of the assembled disk drives. All foreign sales are subject to certain risks common to all export activities, such as government regulation and the risk of imposition of tariffs or other trade barriers. Foreign sales must also be licensed by the Office of Export Administration of the U.S. Department of Commerce.

     The Company's sales are generally made pursuant to purchase orders rather than long-term contracts. At January 3, 1999, the Company's backlog of purchase orders scheduled for delivery within 90 days totaled approximately $69.6 million compared to $23.7 million at December 28, 1997. These purchase orders may be changed or canceled by customers on short notice without significant penalty. Accordingly, the backlog should not be relied upon as indicative of sales for any future period.

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

      The manufacture of the Company's thin-film sputtered disks is a complex, multistep process that converts aluminum substrates into finished data storage media ready for use in a hard disk drive. The process requires the deposition of extremely thin, uniform layers of metallic film onto a disk substrate. To achieve this, the Company uses a vacuum deposition, or sputtering, method similar to that used to coat semiconductor wafers. The basic process consists of many interrelated steps that can be grouped into five major categories:

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

     5. Glide Test and Certification: In robotically controlled test cells, disks are first tested for surface defects optically, then for a specified glide height and finally certified for magnetic properties. Based on these test results, disks are graded against customers' specific performance requirements.

     Most of the critical process steps are conducted in Class 100 or better environments. Throughout the process, disks are generally handled by custom-designed and, in many cases, Company-built automated equipment to reduce contamination and enhance process precision. Minute impurities in materials, particulate contamination or other production problems can reduce production yields and, in extreme cases, result in the prolonged suspension of production. Although no contamination problems have required prolonged suspension of the Company's production to date, no assurance can be given that the Company will not experience manufacturing problems from contamination or other causes in the future.

     As areal density increases, recording heads are required to read and write smaller data bits packed more tightly together on the surface of the disk. To accomplish this, the read/write head must fly closer to the disks' surfaces in order to discriminate smaller, weaker magnetic signals. In 1998, the Company completed a number of changes in its manufacturing processes designed to improve disk characteristics. These new processes produce disk substrates that are smoother and flatter, with fewer, smaller defects. Additionally, disks produced with these modified processes facilitate increased density through more uniform crystal growth and improved magnetic orientation on the disk surface. The Company modified its sputtering process from the deposition of a magnetic layer over an amorphous underlayer to epitaxial deposition of the active magnetic layer upon a crystalline underlayer. Since epitaxial deposition requires higher temperatures and dryer process chambers than the former processes, several significant process changes were implemented in 1998. First, the processes related to producing substrates, prior to sputtering, were changed by adding new annealing steps to accommodate higher process temperatures. Next, to make substrates smoother and reduce defects a new polish step was added. Additionally, the Company upgraded a portion of its in-line sputtering lines to increase process temperatures and provide higher vacuum capability.

Facilities and Production Capacity

     Based on analysis of the Company's production capacity and its expectations of media market demand, the Company implemented restructuring plans during the third quarter of 1997 and the second quarter of 1998. Under the 1997 restructuring plan, the Company consolidated its U.S. manufacturing operations onto its new campus in San Jose, California by closing two older factories in Milpitas, California. The first of the two Milpitas facilities was closed at the end of the third quarter of 1997 and the second facility was closed in January 1998. Under its 1998 restructuring plan, the Company ceased its back-end operations in its oldest San Jose, California facility in the fourth quarter of 1998. The Company, however, continues to use this facility for its front-end operations for both production and new process development. Additionally, the Company may periodically utilize back-end operations in this facility based on media demand. At January 3, 1999, the Company and its joint venture, AKCL, had facilities in the U.S., Malaysia, Japan and Thailand.

     The Company occupies three production factories in the U.S. comprising approximately 372,000 square feet of floorspace, an R&D facility of approximately 188,000 square feet and warehouse and administrative facilities with approximately 130,000 square feet. Two factories are located in San Jose, California. The third factory, the Company's majority-owned subsidiary (KMT), is located in Santa Rosa, California. The factories in San Jose primarily perform the process steps from plate through test, whereas the KMT facility manufactures aluminum substrates.

     The Company owns three production facilities in Malaysia, two in Penang totaling approximately 615,000 square feet and one in Sarawak of approximately 275,000 square feet. One of the Penang factories performs all of the Company's process steps except aluminum substrate preparation and the other is equipped to perform the fine polish through test steps. The Sarawak factory is primarily dedicated to substrate, plating and polishing operations. The Company has strategically located a large portion of its total worldwide front-end and back-end manufacturing capacity in Malaysia. These facilities are closer to the customers' disk drive assembly plants in Southeast Asia and enjoy certain cost and tax advantages.

     AKCL occupies approximately 495,000 square feet of building space. AKCL's Japanese facilities are primarily dedicated to fine polish through test and its Thailand facility is designed for plating and polishing.

Recent Development

     In February 1999, the Company and Western Digital announced the signing of a letter of intent under which the Company will acquire Western Digital's disk media business for approximately $80 million of the Company's Common Stock (based on the market value of the Company's Common Stock at the time the letter of intent was signed). In addition, the Company will assume certain liabilities, mainly lease obligations related to production equipment and facilities. Terms of the strategic relationship include a three-year volume purchase agreement under which Western Digital will buy a substantial portion of its media from the Company. The Company plans to combine Western Digital's media group with its manufacturing operations over the next 18 months. Such action will relocate a portion of Western Digital's production equipment to the Company's offshore locations, thus more fully utilizing the Company's lower-cost Malaysian operations. At the time of this filing the Company and Western Digital were continuing to negotiate terms of the acquisition.

Research, Development and Engineering

     Since its founding, Komag has focused on the development of advanced thin-film disk designs as well as the process technologies necessary to produce these designs. The Company's spending and capital investment for R&D are aimed at the investigation, design, development and testing of new products and processes as well as the development of more efficient and cost effective processes that can be integrated into manufacturing in a commercially viable manner. Historically, the Company has utilized a full-scale in-line sputtering line for both development and pilot production. The Company's R&D facility is equipped with two in-line sputtering lines and two static sputtering systems. The Company believes this additional capacity will allow more rapid development of new products as well as expanded prototype and pilot production capability.

     The Company's expenditures (and percentage of sales) on research, development and engineering activities, were $61.6 million (18.7%) in fiscal 1998, $51.4 million (8.1%) in fiscal 1997 and $29.4 million (5.1%) in fiscal 1996.

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

     Disk sales to AKCL represented 3% of the Company's net sales in 1998 compared to 14% in 1997 and less than 6% in 1996. The Company purchased 1% of AKCL's unit output during 1998 compared to approximately 11% and 3% in 1997 and 1996, respectively. The Company anticipates that distribution sales of AKCL-produced disks to U.S. customers in 1999 will remain a relatively small percentage of the Company's net sales.

     Substantially lower average selling prices, coupled with equipment writedowns and lower manufacturing yields, adversely affected AKCL's financial results for 1998. AKCL completed a transition to static sputter equipment in early 1998. As a result, AKCL idled its remaining in-line sputtering equipment and wrotedown the remaining book value of these permanently impaired assets during 1998. AKCL believes that the products produced by a static sputtering process are technically similar to those produced by other Japanese media suppliers, thus improving AKCL's ability to meet specific requirements of certain Japanese customers on a timely basis.

     AKCL incurred substantial losses in 1998. In the first half of 1998 AKCL incurred low yields and operated significantly under capacity. In the second half of 1998 unit volume and manufacturing yields increased but the overall average selling price for AKCL's products decreased sharply. AKCL's current financing arrangements may not be sufficient if losses continue at AKCL. There can be no assurance that additional financing will be available to AKCL. Failure to secure additional financing could have a material adverse affect on AKCL's business and financial results. The Company has no obligation to provide or guarantee financing to AKCL. Further writedowns of the Company's investment in AKCL are limited to the book value of the investment on the Company's consolidated balance sheet ($1.4 million at January 3, 1999).

     Komag Material Technology, Inc. ("KMT")

     In 1988, Komag formed a wholly owned subsidiary, KMT, to secure an additional stable supply of aluminum substrates of satisfactory quality for the Company's products. In 1989, Kobe, a leading worldwide supplier of blank aluminum substrates, purchased a 45% interest in KMT for $1.4 million. In December 1995, the Company reacquired 25% of the outstanding Common Stock of KMT by purchasing shares from Kobe for $6.75 million. The Company's purchase raised its total ownership percentage of KMT to 80%. Kobe retains one seat on KMT's Board of Directors.

     Under agreements between Kobe and the Company, Kobe will continue to supply substrate blanks to KMT while the Company will continue to purchase KMT's entire output of finished substrates. In combination, KMT, Kobe, and the Company's Sarawak facility supply substantially all of the Company's substrate requirements.

     Equity Positions Held by Asahi Glass and Kobe in Komag

     Asahi Glass and Kobe each purchased two million shares of newly issued Common Stock from the Company for $20 million in January 1989 and March 1990, respectively. In 1992, Asahi Glass transferred ownership of its shares to a U.S. subsidiary of Asahi Glass. Under their respective stock purchase agreements, Asahi Glass and Kobe each have the right to purchase additional shares of the Company's Common Stock on the open market to increase their respective equity interests in the Company to 20%, to maintain their percentage interest in the Company by purchasing their pro rata shares of any new equity issuance by the Company and to require the Company to register their shares for resale, either on a demand basis or concurrent with an offering by the Company. Each stock purchase agreement further provides that the Company shall use its best efforts to elect a representative of each investor to the Company's Board of Directors and to include such representatives on the Nominating Committee of the Board. There were no purchases or sales of the Company's stock by Asahi Glass or Kobe in 1998 and according to the Company's stock records at February 28, 1999, Asahi America and Kobe held 2,000,000 and 2,000,002 shares of Common Stock, respectively. Sales of significant amounts of the security holdings of Asahi Glass and/or Kobe in the future could adversely affect the market price of the Company's Common Stock. Any sales by either party, however, would relieve the Company of its obligation to nominate that party's representative for election to the Board of Directors.

Competition

     Current thin-film disk competitors fall into three groups: U.S. independent manufacturers, U.S. captive manufacturers, and Japanese/Asian manufacturers. Based upon research conducted by an independent market research firm, the Company believes it is the leading independent supplier of thin-film disks. U.S. independent thin-film disk competitors in 1998 included HMT Technology Corporation and StorMedia Inc. ("StorMedia"). StorMedia ceased operations and declared bankruptcy in the third quarter of 1998. Japan-based thin-film disk competitors include Fuji Electric Company, Ltd.; Mitsubishi Kasei Corp.; Showa Denko K.K.; and HOYA Corporation. The U.S. captive manufacturers include IBM and OEM disk drive manufacturers, such as Seagate Technology, Inc. ("Seagate") and Western Digital, which manufacture disks as a part of their vertical integration programs. In addition, Maxtor received a portion of its disks requirements from MaxMedia, a subsidiary of Hyundai Electronics America. Hyundai Electronics America is a major shareholder of Maxtor. To date, IBM and other OEM disk drive manufacturers have sold nominal quantities of disks in the open market.

     Prior to 1997, the U.S. independent manufacturers, U.S. captive manufacturers, and Japanese/Asian manufacturers each supplied approximately one-third of the worldwide thin-film disk unit output. The Company believes that the captive manufacturers increased their market share to approximately 40% and 50% in 1997 and 1998, respectively. The increased market share for the captive suppliers heightened price competition among the independent media suppliers for the remaining available market. This significant pricing pressure adversely affected the financial results of independent suppliers, including those of Komag. See "Risk Factors--Competition."

Environmental Regulation

     The Company is subject to a variety of environmental and other regulations in connection with its operations and believes that it has obtained all necessary permits for its operations. The Company uses various industrial hazardous materials, including metal plating solutions, in its manufacturing processes. Wastes from the Company's manufacturing processes are either stored in areas with secondary containment before removal to a disposal site or processed on site and discharged to the industrial sewer system.

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

     The Company has occasionally received, and may receive in the future, communications from third parties asserting violation of intellectual rights alleged to cover certain of the Company's products or manufacturing processes or equipment. In such cases, the Company evaluates whether it would be necessary to defend against the claims or to seek licenses to the rights referred to in such communications. No assurance can be given that the Company will be able to negotiate necessary licenses on terms that would not have a material adverse effect on the Company or that any litigation resulting from such claims would not have a material adverse effect on the Company's business and financial results.

Employees

     As of January 3, 1999, the Company and its consolidated subsidiaries had 4,086 employees (4,012 of which are regular employees and 74 of which were employed on a temporary basis), including 3,665 in manufacturing, 269 in research, development and engineering and 152 in sales, administrative and management positions. Of the total, 2,611 are employed at offshore facilities.

     The Company believes that its future success will depend in large part upon its ability to continue to attract, retain and motivate highly skilled and dedicated employees. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage.

Risk Factors

     The following discussion of risks and uncertainties facing Komag is presented in accordance with the SEC's Plain English requirements.

     Our business is subject to a number of risks and uncertainties. While this discussion represents our current judgment on the risks facing us and the future direction of our business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. The discussion contained in Item 1--"Business" and Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ are the following. We sell a single product into a market characterized by rapid technological change and sudden shifts in the balance between supply and demand. Further, we are dependent on a limited number of customers, some of whom also manufacture some or most of their own disks internally. Competition in the market, defined by both technology offerings and pricing, can be fierce, especially during times of excess available capacity. Such conditions were prevalent in 1998. We have a high fixed-cost structure that can cause operating results to vary dramatically with changes in product yields and utilization of our equipment and factories. In addition, our business requires substantial investments for research and development activities and for physical assets such as equipment and facilities that are dependent on our access to financial resources. These and other risks are discussed more fully below. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Our Business Depends on the Success of the Hard Disk Drive Industry

     The demand for our high-performance thin-film disks depends on the demand for hard disk drives and our ability to provide high quality, technically superior products at competitive prices. The hard disk drive market is characterized by short product life cycles and rapid technological change. The market is also characterized by changes in the balance between supply and demand. During periods of excess supply, prices can drop rapidly, causing abrupt changes in our financial performance.

     Demand for disk drives grew rapidly for years, including a 22% increase in 1996 unit shipments over 1995, and industry forecasts were for continued strong growth. Komag and a majority of our competitors (both independent disk manufacturers and captive disk manufacturers owned by vertically integrated disk drive customers) committed to expansion programs in 1996 and substantially increased their media manufacturing capacity in 1997. In 1997 the rate of growth in demand for disk drives fell sharply to approximately 8%. Disk drive manufacturers abruptly reduced orders for media from independent suppliers and relied more heavily on internal capacity to supply a larger proportion of their media requirements. The media industry's capacity expansion, coupled with the decrease in the rate of demand growth, resulted in excess media production capacity in the last half of 1997 and continuing through 1998. This excess media production capacity caused sharp declines in average selling prices for disk products as independent suppliers struggled to utilize their capacity. Pricing pressure on component suppliers was further compounded by high consumer demand for sub-$1,000 personal computers.

     Recently, the disk drive industry has migrated from qualifying specific vendors to qualifying specific vendor plant sites for given product programs. This practice reduces the disk drive manufacturer's cost to qualify a given product and, in some cases, is a requirement imposed upon the disk drive manufacturer by computer systems manufacturers. Qualification by plant site limits our ability to more quickly balance production levels at our various plants and, in periods of excess capacity, may require us to staff and operate multiple plants inefficiently. Furthermore, our failure to qualify new products and/or successfully achieve volume production of such products could adversely affect our results of operations.

     In general, our customers have been moving towards fewer, larger-volume disk drive programs, characterized by shorter product life cycles. Additionally, media must be more customized to each disk drive program and supply chain management, including just-in-time delivery, is rapidly becoming a standard industry practice. Timely development of new products and technologies that assist customers in reducing their time-to-market performance and operational excellence that supports high-volume manufacturing ramps and tight inventory management throughout the supply chain will be keys to both the maintenance of constructive customer relationships and our profitability. We cannot assure you that we will be able to respond to this rapidly changing environment in a manner that will maximize utilization of our production facilities and minimize our inventory losses.

We are in Default under Financial Covenants Contained in Our Bank Credit Facilities

         The size of our second quarter 1998 net loss resulted in a default under certain financial covenants contained in our bank credit facilities. We are not in payment default under these credit facilities as we have continued to pay all interest charges and fees associated with these facilities on their scheduled due dates. At the time of the covenant default we had $260 million of debt outstanding against a total borrowing capacity of $345 million under our various senior unsecured credit facilities. As a result of the covenant default, our lenders withdrew the $85 million in unused borrowing capacity.

To date, our lenders have not accelerated any principal payments under our credit facilities. As a result of the technical default and reclassification of our bank debt to current liabilities, our auditors have included a going concern paragraph in their audit opinion to highlight our need to amend or restructure our debt obligations.

We are currently negotiating with our lenders for amendments to our existing credit facilities. If we successfully amend or restructure our credit facilities we will seek to have our auditors reissue their opinion without the going concern paragraph. We cannot assure you that we will be able to obtain such amendments to our credit facilities on commercially reasonable terms. If we do not successfully amend these credit facilities, we would remain in technical default of our bank loans and the lenders would retain their rights and remedies under the existing credit agreements. As long as the lenders choose not to accelerate any principal payments, we would continue to operate in default for the near term. However, we will likely need to raise additional funds to restructure our debt obligations and to operate our business for the long term.

         Over the next several years we will need financial resources for capital expenditures, working capital and research and development. During 1997 and 1998, we spent approximately $199 million and $89 million, respectively, on property, plant and equipment. In 1999, we plan to spend approximately $40 million on property, plant and equipment, primarily for projects designed to improve yield and productivity. We believe that in order to achieve our long-term growth objectives and maintain and enhance our competitive position, such additional financial resources will be required. We cannot assure you that we will be able to secure such financial resources on commercially reasonable terms. If we are unable to obtain adequate financing, we could be required to significantly reduce or possibly suspend our operations, and/or sell additional securities on terms that would be highly dilutive to our current stockholders.

We are Dependent on a Small Number of Customers for Most of our Business

     Our sales are concentrated in a small number of customers. This concentration is due to the high-volume requirements of the dominant disk drive manufacturers and their tendency to rely on a few suppliers because of the close interrelationship between media performance and disk drive performance and the complexity of integrating components from a variety of suppliers. Our net sales to major customers in 1998 were as follows:

    o    Western Digital Corporation ("Western Digital")--43%;

    o    Maxtor Corporation, ("Maxtor")--25%; and

    o    International Business Machines ("IBM")--18%.

Given the relatively small number of disk drive manufacturers, we expect that we will continue to depend on a very limited number of customers.

     Our sales are generally made pursuant to purchase orders that are subject to cancellation, modification or rescheduling without significant penalties. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will recover to the levels of earlier periods or that we will be able to obtain orders from new customers.

     In addition, given our dependence on a few customers and a limited number of product programs for each customer, we must make significant inventory commitments to support our customers' programs. We have limited remedies in the event of program cancellations. If a customer cancels or materially reduces one or more product programs, or experiences financial difficulties, we may be required to take significant inventory charges, which, in turn, could materially and adversely affect our results of operations. While we have taken certain charges including inventory write-downs to address known issues, we cannot assure you that we will not be required to take additional inventory writedowns due to our inability to obtain necessary product qualifications or due to further order cancellations by customers.

The Hard Disk Drive Industry is Very Competitive

     Our thin-film disk products primarily serve the 3 1/2-inch hard disk drive market, where product performance, consistent quality and availability are of great competitive importance. To succeed in an industry characterized by rapid technological developments, we must continuously advance our thin-film technology at a pace consistent with or faster than our competitors. If we are unable to keep pace with rapid advances, we may lose market share and face increased price competition from other manufacturers. Such competition could materially adversely affect our results of operations.

     In response to higher historical and projected growth rates for the disk drive market, Komag and a majority of our competitors (both independent disk manufacturers and captive disk manufacturers owned by vertically integrated disk drive customers) substantially increased disk manufacturing capacity in 1997 to satisfy the anticipated demand for disk products. These significant investments in capable new disk production capacity, combined with the slowdown in demand, have resulted in excess disk media capacity in the merchant market as drive manufacturers sourced a higher portion of their disk requirements from their captive media operations. This excess supply over demand condition has increased competition for the remaining merchant market and has led to higher-than-historical price erosion and lower factory utilization among independent media suppliers. These market conditions adversely affected our results of operations beginning in the last half of 1997 and continued throughout 1998. Our operating results for the last half of 1998 improved relative to results for the first half of 1998 due to the lower cost structure associated with our restructuring activities, variable cost reductions, improved manufacturing yields, and higher factory utilization. We believe that our manufacturing operations in Penang and Sarawak, Malaysia can provide a competitive cost advantage relative to most other thin-film disk manufacturers that operate exclusively or primarily in the U.S. and Japan.

     We also compete against media operations owned directly by or affiliated with many of our customers for the supply of the thin-film disks. Of our customers, IBM, Seagate and Western Digital produce significant portions of their media demand through their directly-owned media operations. During 1998 IBM and Seagate produced more than 80% of their media demand internally, and Western Digital produced more than 60% of its media requirement internally. During 1998, MaxMedia supplied approximately 40% of Maxtor's requirement for media. Hyundai Electronics America owns MaxMedia and is also a major shareholder in Maxtor. To date, MaxMedia and the captive media operations of IBM, Seagate, and Western Digital have sold nominal quantities of disks in the merchant market.

Our Operating results are Subject to Quarterly Fluctuations

     We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including:

    o    the cyclical nature of the hard disk drive industry;

    o    our  ability  to  develop  and  implement  new  manufacturing   process
         technologies;

    o increases in our production and engineering costs associated with initial design and production of new product programs;

    o the extensibility of our process equipment to meet more stringent future product requirements;

    o our ability to introduce new products that achieve cost-effective, high-volume production in a timely manner;

    o    changes in our product mix and average selling prices;

    o the availability and the extent of utilization of our production capacity;

    o changes in our manufacturing efficiencies, in particular product yields and input costs for direct materials, operating supplies and other running costs;

    o prolonged disruptions of operations at any of our facilities for any reason;

    o    changes in the cost of or limitations on availability of labor; and

    o    structural   changes   within  the  disk  media   industry,   including
         combinations, failures, and joint venture arrangements.

     Because thin-film disk manufacturing requires a high level of fixed costs, our gross margins are also extremely sensitive to changes in volume. At constant average selling prices, reductions in our manufacturing efficiency cause declines in our gross margins. Additionally, decreasing market demand for our products generally results in reduced average selling prices and/or low capacity utilization that, in turn, adversely affect gross margins and operating results. We incurred substantial negative gross margins of 41.5% and 45.2% during the first and second quarters of 1998, respectively, as a result of the combination of the lower overall average selling price and higher unit production costs related to underutilized capacity. Our gross margin improved in the third and fourth quarters of 1998 to negative 3.4% and positive 7.9%, respectively, primarily due to:

    o    increased unit volume;

    o    higher manufacturing yields;

    o    reduced material input costs; and

    o the lower fixed cost structure of our business resulting from our implementation of restructuring plans.

     Industry consolidation, including mergers, alliances or failures, within the hard disk drive industry can cause sudden market changes making capacity planning difficult and causing dramatic fluctuations in operating results. In 1998, disk drive makers JTS Corporation and Micropolis (USA) Inc. ceased operations. StorMedia Inc., one of our thin-film media competitors, also ceased operations in 1998. While we believe that further consolidation within hard disk drive manufacturers and media manufacturers will likely be beneficial to the industry for the long-term, we cannot assure you that such consolidation would not have an adverse affect on our results of operations.

The  Thin-film  Disk  Industry  has  been   Characterized  by  Rapid  Technology
Developments, Increasingly Shorter Product Life Cycles and Price Erosion

     We believe that our future success depends, in large measure, on our ability to develop and implement new process technologies in a timely manner and to continually improve these technologies. New process technologies must support cost-effective, high-volume production of thin-film disks that meet the
ever-advancing   customer   requirements   for   enhanced   magnetic   recording
performance.

     In this regard, in 1998, we modified our plating and polishing process for aluminum substrates and our sputtering process for applications of magnetic layers to the surface of a disk. Both changes required substantial process and equipment modifications. In the fourth quarter of 1998, more than three-quarters of our unit sales were manufactured using these new processes.

     Advances in hard disk drive technology demands continually lower glide heights and higher areal densities requiring substantial on-going process and technology development. Additionally, the development of alternatives to aluminum-based substrates, such as glass-based substrates, may require substantial investments in new process technologies and capital expenditures. We expect that manufacturers will migrate their programs to glass as the cost of glass-based media technologies decreases and/or demands for increasingly higher-density products require the technological advantages offered by glass. We have devoted a portion of our research and development efforts to glass-based technologies. However, we cannot assure you that we will be able to develop cost-efficient processes to compete in the glass-based thin-film media market.

     Although we have a significant, ongoing research and development effort to advance our process technologies and the resulting products, we cannot assure you that we will be able to develop and implement such technologies in a timely manner in order to compete effectively against competitors' products and/or entirely new data storage technologies. Our results of operations would be materially adversely affected if our efforts to advance our process technologies are not successful or if the technologies that we have chosen not to develop proved to be viable competitive alternatives.

Our Foreign Operations and Joint Ventures Entail Risks to Our Business and Operations

     In 1998, our sales to customers in the Far East, including the foreign subsidiaries of domestic disk drive companies, accounted for approximately 83% of our net sales from our U.S. and Malaysian facilities. Our customers assemble a substantial portion of their disk drives in the Far East and subsequently sell these products throughout the world. Therefore, our high concentration of Far East sales does not accurately reflect the eventual point of consumption of the assembled disk drives. We anticipate that international sales will continue to represent the majority of our net sales. All of our sales are currently priced in U.S. dollars worldwide. Certain costs at our foreign manufacturing and marketing operations are incurred in the local currency. We also purchase certain operating supplies and production equipment from Japanese suppliers in yen-denominated transactions. Accordingly, our operating results are subject to the risks inherent with international operations, including, but not limited to:

    o compliance with or changes in the law and regulatory requirements of foreign jurisdictions;

    o    fluctuations in exchange rates, tariffs or other barriers;

    o    difficulties in staffing and managing foreign operations;

    o    exposure to taxes in multiple jurisdictions; and

    o    transportation delays and interruptions.

     Our Malaysian operations accounted for a significant portion of our 1998 consolidated net sales. Prolonged disruption of operations in Malaysia for any reason would cause delays in shipments of our products, thus materially adversely affecting our results of operations. Changes in relative currency values can be swift and unpredictable. In 1998, economic difficulties and political unrest throughout Southeast Asia created substantial currency devaluations in the region. In mid-1998, the Malaysian government devalued the Malaysian ringgit ("MR") to a fixed exchange rate of 3.8 MR to $1 U.S. While the effect of a devaluation in the MR reduces the U.S. dollar equivalent of MR-based operating expenses, future fluctuations could also have the opposite effect. While the political and economic issues in Southeast Asia have not had a material adverse affect on our Malaysian operations, we cannot assure you that future events would not cause a disruption in our operations. Extended disruptions would have a material adverse affect on our results of operations.

     Fluctuations in the financial results of AKCL, our unconsolidated Japanese disk manufacturing joint venture, also impact our financial performance. Our equity in the net loss of AKCL increased our 1998 consolidated net loss by $27.0 million. Equipment writedowns for permanent impairment on AKCL's in-line sputtering equipment, coupled with low sales volumes in the first half of 1998 and substantially lower average selling prices and manufacturing yields, adversely affected AKCL's financial results for 1998. Further writedowns of our investment in AKCL are limited to the book value of the investment on our consolidated balance sheet ($1.4 million at January 3, 1999) assuming the Japanese yen to U.S. dollar exchange rate remains stable. Our investment in AKCL is adjusted for changes in the prevailing rate of exchange between the yen and dollar. A strengthening yen increases the dollar-based investment balance. AKCL is subject to many of the same risks that we face, including dependence on a limited customer base. Additionally, AKCL is subject to risks associated with fluctuations in the relative strength of the Japanese Yen to the U.S. dollar.
AKCL, which bases the pricing for a large portion of its products in U.S. dollars, incurs most of its costs in Japanese Yen.


The Market Price of Our Common Stock has been Volatile

     The market price of our common stock has been volatile in response to actual and anticipated quarterly variations in:

    o    our operating results;

    o    perceptions of the disk drive industry's relative strength or weakness;

    o    developments in our relationships with our customers and/or suppliers;

    o announcements of alliances, mergers or other relationships by or between our competitors and/or customers;

    o announcements of technological innovations or new products by us or our competitors;

    o    the success or failure of new product qualifications;

    o    developments related to patents or other intellectual  property rights;
         and

    o    other events or factors.

     We expect this volatility to continue in the future. In addition, any shortfall or changes in our revenue, gross margins, earnings or other financial results from analysts' expectations could cause the price of our Common Stock to fluctuate significantly. In recent years, the stock market in general has experienced extreme price and volume fluctuations which have particularly affected the market price of many technology companies and which have often been unrelated to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of our Common Stock. Volatility in the price of stocks of companies in the hard disk drive industry has been particularly high, especially during 1997 and 1998. During this period the price of our stock fell to a low of $2 5/8 during the third quarter of 1998 from a high of $35 1/8 during the second quarter of 1997. See "Price Range of Common Stock."

Our Business Depends on Our Ability to Protect Our Patents and Proprietary Information Rights

     Protection of technology through patents and other forms of intellectual property rights in technically sophisticated fields is commonplace. In the disk drive industry, it is not uncommon for companies and individuals to initiate actions against others in the industry to enforce intellectual property rights. We cannot assure you that others have not or will not perfect intellectual property rights and either enforce those rights to prevent us from using certain technologies or demand royalty payments from us in return for using those technologies, either of which may have a material adverse affect on our results of operations. As a measure of protection, we have entered into cross-license agreements with certain customers. In addition, we review, on a routine basis, patent issuances in the U.S. and patent applications that are published in Japan. Through these reviews, we occasionally become aware of a patent, or an application that may mature into a patent, which could give rise to a claim of infringement. When such patents are identified, we investigate the validity and possibility of actual infringement. We are presently involved in such an investigation of several recently issued patents. However, we cannot assure you that we will anticipate claims that we infringe the technology of others or successfully defend ourselves against such claims. Similarly, we cannot assure you that we will discover significant infringements of our technology or successfully enforce our rights to our technology if we discover infringing uses.

We Rely on a Limited Number of Suppliers for Materials and Equipment Used in Our Manufacturing Processes

     We rely on a limited number of suppliers, and in some cases a sole supplier, for some of the materials and equipment used in our manufacturing processes including aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. As a result, our production capacity would be limited if one or more of these materials were to become unavailable or available in reduced quantities. If such materials were unavailable for a significant period of time, our results of operations would be adversely affected.

Earthquakes or Other Natural or Man-made Disasters Could Disrupt Our Operations

     Our California manufacturing facilities, our Japanese joint venture (AKCL), our Japanese supplier of aluminum blanks for substrate production, other Japanese suppliers of key manufacturing supplies and our Japanese supplier of sputtering machines are each located in areas with seismic activity. Our Malaysian operations have been subject to temporary production interruptions due to localized flooding, disruptions in the delivery of electrical power, and, on one occasion in 1997, by smoke generated by large, widespread fires in Indonesia. These events have in the past disrupted production and prevented a portion of our workforce from reaching the facility. We cannot assure you that natural or man-made disasters will not result in a prolonged disruption of production in the future. If any natural or man-made disasters do occur, they could have a material adverse effect on our results of operations.

ITEM 2. PROPERTIES

     Worldwide (excluding AKCL), the Company currently occupies facilities totaling approximately 1.6 million square feet. The Company owns three manufacturing facilities in Malaysia, two in Penang and one in Sarawak. The square footage of each of these facilities and acreage of the related land parcels are 340,000 square feet and 13 acres, 275,000 square feet and 18 acres, and 275,000 square feet and 89 acres. The Company leases four manufacturing facilities in San Jose and Santa Rosa, California. These facilities are leased for the following terms:


     Facility Size              Current Lease
     (square feet)              Term Expires                   Extension Options
     -------------              -------------                  -----------------
        225,000                 September 2006                    20 years
        188,000                   January 2007                    20 years
        103,000                      July 1999                    10 years
         97,000(1)               February 2001                    10 years
         82,000                  February 2007                    20 years
         48,000                  December 1999                          --
         44,000                     April 1999                    10 years


     In addition to the facilities listed above, the Company leases other smaller facilities in California and Singapore. The Company owned approximately 6 acres of undeveloped land adjacent to its Milpitas manufacturing complex which was sold in March 1998.

(1) This facility was vacated in the third quarter of 1997 as part of the Company's restructuring plan and subleased in December 1997.



ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings to which either the Company or its subsidiaries is a party or to which any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to the stockholders of the Company during the Company's fourth quarter of 1998.

Executive Officers of the Registrant

     As of February 23, 1999, the executive officers of the Company are as follows:

Name                               Age      Position
----                               ---      --------
Tu Chen.............................63      Chairman of the Board of Directors
Stephen C. Johnson..................56      President, Chief Executive Officer and Director
Christopher H. Bajorek..............55      Senior Vice President--Chief Technical Officer
Ray Martin..........................55      Senior Vice President--Customer Sales and Service
William L. Potts, Jr................52      Senior Vice President, Chief Financial Officer
                                               and Secretary
Thian Hoo Tan.......................50      Senior Vice President--Operations
Ronald Allen........................50      Vice President--Manufacturing Technologies
Richard Austin......................43      Vice President--Worldwide Substrate
                                               Manufacturing and Support Services
Tim Gallagher.......................46      Vice President--Product Development
Elizabeth A. Lamb...................47      Vice President--Human Resources
Thiam Seng Tan......................42      Vice President--Penang Operations
Eric Tu.............................45      Vice President--U.S. Media Operations
Tsutomu T. Yamashita................44      Vice President--Research and Process
                                               Development

     Dr. Chen is a founder of the Company and has served as Chairman of the Board from its inception in June 1983. From 1971 to June 1983, he was a Member, Research Staff, and Principal Scientist at Xerox Corporation's Palo Alto
Research Center. From 1968 to 1971, Dr. Chen was employed as a research scientist for Northrop Corp. Dr. Chen received his Ph.D. and M.S. degrees in Metallurgical Engineering from the University of Minnesota and holds a B.S. degree in Metallurgical Engineering from Cheng Kung University in Taiwan. Dr. Chen is a director of Headway Technologies, Inc.

     Mr. Johnson has served as President and Chief Executive Officer of the Company since September 1983. From 1977 to 1983, Mr. Johnson was an officer of Boschert Incorporated, a manufacturer of switching power supplies, initially as Vice President, Marketing and subsequently as President and Chief Executive Officer. Mr. Johnson holds a B.S. degree in Engineering from Princeton University, a M.S. degree in Electrical Engineering from the University of New Mexico and an M.B.A. degree from the Harvard Graduate School of Business. Mr. Johnson is a director of Exabyte Corporation and Uniphase Corporation.

     Dr. Bajorek joined the Company and was elected to the newly created position of Senior Vice President-Chief Technical Officer in June 1996. Prior to joining Komag, Dr. Bajorek was Vice President, Technology Development and Manufacturing, for the Storage Systems Division of IBM in San Jose, California. During his 25-year career with IBM, Dr. Bajorek held various positions in research and management related to magnetic recording, magnetic bubble and optical storage applications. He holds a Ph.D. degree in Electrical Engineering and Business Economics from the California Institute of Technology. Dr. Bajorek is a director of the International Disk Drive Equipment and Materials Association (IDEMA), an industry trade association.

     Mr. Martin joined the Company in October 1997 and served as Vice President--Product Assurance and Product Test until his promotion to Senior Vice President--Customer Sales and Service in June 1998. From 1990 to 1997, he headed product engineering and head/media development as Director of Process and Technology at Quantum Corporation. Prior to working at Quantum, Mr. Martin held a number of management and engineering positions at several leading disk drive manufacturers, including Western Digital, Seagate, and IBM. Mr. Martin holds a B.S. degree in Mechanical Engineering from Kansas State University.

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

     Mr. Thian Hoo Tan was appointed Vice President of Manufacturing in September 1993 and was promoted to Senior Vice President--Operations in February 1998. He previously served as Vice President--Manufacturing--Asia Operations in charge of the Company's operations in Penang and Sarawak, Malaysia. Mr. Tan joined Komag in 1989 and was in charge of operations at the Company's first San Jose, California manufacturing facility. Before joining Komag in 1989, Mr. Tan was Vice President of Operations at HMT Technology. Mr. Tan holds a M.S. degree in Physics from the University of Malaya at Kuala Lumpur.

     Mr. Allen was promoted to Vice President--Manufacturing Technologies in January 1997. Mr. Allen joined the Company in October 1983 to establish the Company's automation manufacturing program that he has since directed. Prior to joining Komag, Mr. Allen was employed with Xerox's Palo Alto Research Center as a member of the research staff. Mr. Allen also worked at General Electric, in the Schenectady Research Center. Mr. Allen holds a B.S. degree in Physics and a minor in Chemistry from Dillard University.

     Mr. Austin joined the Company in October 1988 as Facilities and Equipment Maintenance Manager. Prior to his appointment as Vice President--Worldwide Substrate Manufacturing and Support Services in June 1998, Mr. Austin served Komag as Vice President--U.S. Manufacturing. Prior to joining Komag, Mr. Austin was an Equipment Maintenance and Facilities Manager at VLSI Technology Inc. Mr. Austin also worked at National Semiconductor and Rockwell International between 1975 and 1983.

     Dr. Gallagher joined the Company in May 1996 as Director of Advanced Product Integration and served in that capacity until his promotion to Vice President--Product Development in July 1998. Prior to joining Komag, Dr. Gallagher held positions as Director of New Products at Seagate and Senior Technical Staff Member at IBM, working primarily on advanced disk and recording head development. He holds a PhD degree in Applied Physics from the California Institute of Technology.

     Ms. Lamb joined the Company as Vice President--Human Resources in October 1996. From 1995 to 1996 she was Director of Worldwide Staffing and Employee Relations at Adaptec. Prior to that, Ms. Lamb was Director of Compensation, Benefits and Executive programs at Tandem. Ms. Lamb holds a B.A. degree in Communications from San Jose State University.

     Mr. Thiam Seng Tan joined the Company in December 1993 as Director of Quality Assurance. He was appointed Vice President--Penang Operations in October 1998. Prior to joining the Company, Mr. Tan held positions in manufacturing, engineering, customer service and materials management at Hewlett Packard Sdn. Bhd. from 1979 to 1993. Mr. Tan holds a B.Sc. degree in Mechanical Engineering from the University of London.

     Mr. Tu rejoined the Company as Vice President--U.S. Media Operations in July 1998. He previously worked for Komag from 1988 to 1993. Prior to rejoining the Company, Mr. Tu held senior manufacturing positions with Kobe Precision, Inc., a manufacturer of aluminum substrates and Fuji Electric (Malaysia) Sdn. Bhd., a computer hard disk maker in Malaysia. Mr. Tu holds a MS degree in Mechanical Engineering from University of Missouri.

     Mr. Yamashita joined the Company in 1984 and was Senior Director of Research prior to his promotion to Vice President--Research and Development in January 1995. Mr. Yamashita currently serves as Vice President--Research and Process Development. Prior to joining the Company, Mr. Yamashita was a graduate research assistant in the Department of Material Science and Engineering at Stanford University. Mr. Yamashita holds a B.S. degree in Chemistry and an M.S. degree in Materials Science from Stanford University.

PART II

ITEMS 5, 6, 7 and 8.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock is traded on the Nasdaq National Market under the symbol KMAG. The following table sets forth the range of high and low closing sales prices, as reported on the Nasdaq National Market. At March 1, 1999 the Company had approximately 476 holders of record of its Common Stock and 53,923,044 shares outstanding.

                                                           Price Range of
                                                           Common Stock
                                                           ------------
                                                         High          Low
                                                         ----          ---
   1997
       First Quarter                                     32 7/8        25 13/32
       Second Quarter                                    35 1/8        16 7/16
       Third Quarter                                     22 7/16       16 1/8
       Fourth Quarter                                    21 3/8        14 1/2

   1998
       First Quarter                                     15 5/8        12 1/16
       Second Quarter                                    15 1/2         5 5/8
       Third Quarter                                      6 1/8         2 5/8
       Fourth Quarter                                    11             2 1/8

   1999
       First Quarter (through March 30, 1999)            15 1/4         4 13/16

     DIVIDEND POLICY
         The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain all cash for use in the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the near future. Komag's debt agreements prohibit the payment of dividends without the lenders' consent.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data and other  operating  information  of Komag,  Incorporated.  The financial  data and operating  information is derived from the consolidated  financial statements of
Komag,  Incorporated  and should be read in  conjunction  with the  consolidated financial  statements,  related notes and other financial  information  included herein.
                                                                                         Fiscal Year Ended
                                                  -------------------------------------------------------------------------------
                                                     1998 (1)          1997 (2)          1996           1995           1994
                                                  ---------------- ----------------- -------------- -------------- --------------
                                                         (in thousands, except per share amounts and number of employees)
Consolidated Statements of
    Operations Data:
Net Sales                                            $ 328,883        $  631,082       $577,791       $512,248       $392,391
Gross Profit (Loss)                                    (62,752)           93,546        175,567        197,486        125,386
Restructuring Charge                                   187,768            52,157              -              -              -
Income (Loss) Before
    Minority Interest and Equity
    in Joint Venture Income (Loss)                    (338,789)          (16,838)       100,553        101,410         54,156
Minority Interest in Net Income
    of Consolidated Subsidiary                             544               400            695          1,957          1,091
Equity in Net Income (Loss) of
    Unconsolidated Joint Venture                       (27,003)           (4,865)        10,116          7,362          5,457
Net Income (Loss)                                    $(366,336)       $  (22,103)      $109,974       $106,815       $ 58,522

Basic Net Income (Loss) Per Share                       $(6.89)           $(0.42)         $2.15          $2.24          $1.31
Diluted Net Income (Loss) Per Share                     $(6.89)           $(0.42)         $2.07          $2.14          $1.27

Consolidated Balance Sheet Data:
Working Capital                                      $ (92,844)       $  296,099       $142,142       $252,218       $118,230
Net Property, Plant & Equipment                        470,017           678,596        643,706        329,174        228,883
Long-term Debt (less current portion)                        -           245,000         70,000              -         16,250
Stockholders' Equity                                   323,807           686,184        697,940        574,564        331,215
Total Assets                                         $ 694,095        $1,084,664       $938,357       $686,315       $424,095

Number of Employees at Year-end                          4,086             4,738          4,101          2,915          2,635

(1) Results of operations for 1998 included a $187.8 million restructuring charge that primarily related to an asset impairment charge of $175 million. The asset impairment charge effectively reduced asset valuations to reflect the economic effect of industry price erosion for disk media and projected underutilization of the Company's production equipment and facilities. Based on analysis of the Company's production capacity and its expectations of the media market over the remaining life of the Company's fixed assets, the Company concluded that it would not be able to recover the book value of those assets.
(2) Results of operations for 1997 included a $52.2 million restructuring charge related to the consolidation of the Company's U.S. manufacturing operations.
(3) The Company paid no cash dividends during the five-year period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

         The Company's business is both capital intensive and volume sensitive, making capacity planning and efficient capacity use imperative. Physical capacity, utilization of this physical capacity, yields and average unit sales price constitute the key determinants of the Company's profitability. Of these key determinants, price and utilization are the most sensitive to changes in product demand. If capacity and product price are fixed at a given level and demand is sufficient to support a higher level of output, then increased output attained through improved utilization rates and higher manufacturing yields will translate directly into increased sales and improved gross margins. Alternatively, if demand for the Company's products decreases, falling average selling prices and lower capacity utilization will adversely affect the results of the Company's operations.

Risk Factors

         The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this discussion represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Factors that could cause actual results to differ include the following: availability of sufficient cash resources; changes in the industry supply-demand relationship and related pricing for enterprise and desktop disk products; timely and successful qualification of next-generation products; utilization of manufacturing facilities; changes in manufacturing efficiencies, in particular product yields and material input costs; extensibility of process equipment to meet more stringent future product requirements; structural changes within the disk media industry such as combinations, failures, and joint venture arrangements; vertical integration and consolidation within the Company's customer base; dependence of the Company's sales on a limited number of customers; increased competition; timely and successful deployment of new process technologies into manufacturing; and the availability of certain sole-sourced raw material supplies. See "Business--Risk Factors" for more detailed discussions of risks and uncertainties facing the Company.

1998 vs. 1997

         Operating results for 1998 were significantly lower than 1997. Adverse market conditions, which began late in the second quarter of 1997, intensified during 1998. Late in the second quarter of 1997, demand for thin-film media products fell abruptly as an excess supply of enterprise-class disk drives caused drive manufacturers to reduce build plans for this class of drives. The decrease in demand for enterprise-class media, combined with a major expansion of media production capacity by both independent media suppliers and captive media operations of disk drive manufacturers, resulted in an excess supply of enterprise-class media. Orders for the Company's enterprise-class media products were reduced in the third quarter of 1997 as drive manufacturers reduced drive production and relied more heavily on their own captive media operations. Net sales decreased sharply to $129.7 million in the third quarter of 1997, down sequentially from $175.1 million in the second quarter of 1997. The Company's gross margin percentage fell to 0.2% in the third quarter of 1997, down from 20.4% in the second quarter of 1997. Net sales and the gross margin percentage improved to $159.0 million and 11.6%, respectively, for the fourth quarter of 1997.

         In December 1997, several disk drive manufacturers initiated cutbacks in their desktop product manufacturing plans for early 1998 in response to supply and demand imbalances within that industry segment. Weakened demand for desktop media products, combined with the continuing slow recovery of the enterprise-class market segment, lowered overall media demand. The market share available to independent media suppliers shrank as captive media operations supplied a larger share of the industry's overall media requirements. The resulting excess supply of media in the merchant market heightened price competition among independent media suppliers, including the Company. The Company's net sales in the first quarter of 1998 dropped 52% sequentially to $76.1 million as a result of both a lower unit sales volume and a decrease of approximately 10% in the overall average selling price for the Company's products. Low utilization of the Company's factories during the first quarter of 1998 pushed unit production costs up substantially as fixed costs were spread over fewer production units. The combination of the lower overall average selling price and significantly higher average unit production cost resulted in a negative gross margin percentage of 41.5% for the first quarter of 1998.

         The second quarter of 1998 was negatively impacted by the continued weak merchant market demand for disk media. The Company's net sales in the second quarter of 1998 increased slightly on a sequential basis to $78.8 million, the net effect of an 9% increase in unit sales volume and a 5% decrease in the overall average selling price. The combination of the lower overall average selling price, increased inventory writedowns and continued low production volumes resulted in a negative gross margin percentage of 45.2% in the second quarter of 1998.

         Entering the second quarter of 1998, the Company had expected that net sales for the second quarter would increase sequentially to $100-$125 million. In the middle of the second quarter several customers reduced orders for the Company's products in response to downward adjustments in their disk drive production build schedules. In light of the order reductions and the Company's expectation that the media industry's supply/demand imbalance would extend into 1999, the Company adjusted its expectations for the utilization of its installed production capacity. Based on this analysis of the Company's production capacity and its expectations of the media market over the remaining life of the Company's fixed assets, the Company concluded that it would not be able to recover the book value of those assets. As a result, the Company implemented a restructuring plan in June 1998 and recorded a charge of $187.8 million. This charge included an asset impairment charge and provisions for facility closure expenses and severance-related costs. The asset impairment component of the charge was $175.0 million and effectively reduced asset valuations to reflect the economic effect of the industry price erosion for disk media and the projected underutilization of the Company's production equipment and facilities.

         Net sales for the third quarter of 1998 increased slightly on a sequential basis to $81.3 million as the net result of an 8% increase in unit sales and a 4% decrease in the overall average selling price. The gross margin percentage improved sequentially to a negative 3.4%. The asset impairment charge recorded in the second quarter of 1998 lowered depreciation and amortization charges beginning in June 1998. The impairment charge resulted in a reduction in depreciation and amortization of approximately $10.2 million in the third quarter of 1998 compared to the second quarter of 1998. Lower payroll costs, and improved unit demand, coupled with a favorable impact of certain non-recurring inventory adjustments, also contributed to the improved gross margin percentage in the third quarter of 1998.

         Net sales for the fourth quarter of 1998 increased to $92.7 million as the net result of an 18% increase in unit sales and a 4% decrease in the overall average selling price. The gross margin percentage improved sequentially to a positive 7.9%. The higher unit volume, higher manufacturing yields, and reduced material input costs generated the substantial sequential quarterly improvement.

Net Sales

         Net sales for 1998 decreased to $328.9 million, down 47.9% from $631.1 million in 1997. The decrease was due to a combination of a 36% decrease in unit sales volume and a 19% decrease in the overall average selling price. Price reductions are common on individual product offerings in the thin-film media industry. The Company has traditionally prevented significant reductions in its overall average selling price through transitions to higher-priced, more technologically advanced product offerings. The effect of price reductions in response to significant pricing pressures generated by the imbalance in supply and demand for thin-film media during 1998 more than offset the effect of transitions to more advanced product offerings.

         In addition to sales of internally produced disk products, the Company has historically resold products manufactured by its Japanese joint venture, Asahi Komag Co., Ltd. ("AKCL"). Distribution sales of thin-film media manufactured by AKCL were $2.5 million in 1998 compared to $10.5 million in 1997. The Company expects that distribution sales of AKCL product will remain a relatively small percentage of the Company's net sales.

         During 1998, three customers accounted for approximately 86% of consolidated net sales: Western Digital Corporation ("Western Digital")--43%, Maxtor Corporation, a subsidiary of Hyundai Electronics America, ("Maxtor")--25%, and International Business Machines ("IBM")--18%. The Company expects that it will continue to derive a substantial portion of its sales from relatively few customers. The distribution of sales among customers may vary from quarter to quarter based on the match of the Company's product capabilities with specific disk drive programs of the customers.

Gross Margin

         The Company incurred a negative gross margin percentage of 19.1% in 1998 compared to a positive gross margin percentage of 14.8% in 1997. Unit production decreased 37% in 1998 relative to 1997. The Company operated well below capacity in 1998 in order to match unit production to the sharply lower demand for its products. The combination of the lower overall average selling price, higher unit production costs related to underutilized capacity, and lower manufacturing yields resulted in the negative gross margin percentage in 1998.

Operating Expenses

         Research and development ("R&D") expenses increased 19.9% ($10.2 million) in 1998 relative to 1997. The additional R&D effort was directed toward the introduction of new product generations, process changes to manufacture such products, process improvements to increase yields and reduce material input costs of products in volume production, and increased development efforts to qualify new products with customers. In 1999, the Company plans to spend approximately $45-$50 million for R&D. Selling, general and administrative ("SG&A") expenses decreased $7.8 million in 1998 compared to 1997. Lower provisions for bonus and profit sharing programs (decrease of $3.8 million) and lower provisions for bad debt (decrease of $2.4 million) resulted in the majority of the overall decrease in SG&A between the years. Excluding provisions for bonus and profit sharing programs and provisions for bad debt in 1998, SG&A expenses decreased $1.6 million. The lower spending was primarily due to lower payroll and other employee-related costs as a direct result of restructuring activities completed in the fourth quarter of 1997 and second quarter of 1998.

         In the second quarter of 1998, the Company implemented a restructuring plan which included a reduction in the Company's U.S. and Malaysian workforce and the cessation of operations at its oldest San Jose, California plant. The Company recorded a restructuring charge of $187.8 million which included $4.1 million for severance costs (approximately 170 employees, primarily in the U.S.), $5.8 million related to equipment order cancellations and other equipment related costs, and $2.9 million for facility closure costs. The asset impairment component of the charge was $175.0 million. The cash component of the total charge was $12.8 million. Non-cash items in the restructuring/impairment charge totaled $175.0 million.

         During the third quarter of 1997, the Company implemented a restructuring plan involving the consolidation of its U.S. manufacturing operations. The Company recorded a $52.2 million restructuring charge which included $3.9 million for severance costs associated with approximately 330 terminated employees, $33.0 million for the write-down of the net book value of excess equipment and disposed of leasehold improvements, $10.1 million related to equipment order cancellations and other equipment-related costs, and $5.2 million for facility closure costs. Non-cash items included in the restructuring charge totaled approximately $33.0 million.

         The Company  incurred lower facility  closure costs than anticipated in the  restructuring  charges.  The oldest  Milpitas  plant was sublet sooner than anticipated  and the  Company  reached a lease  termination  agreement  with its landlord on the second  Milpitas plant in the third quarter of 1998. The Company thereby  avoided  expected  future rent payments and the cost of renovating  the facility to its original lease condition.  Additionally,  the Company determined that it would  not  close  its  oldest  San  Jose,  California  facility  at the expiration of its lease. As a result the Company will not incur costs to restore
the  facility  to  its  original  lease   condition  as   contemplated   in  the
restructuring   charge.   Higher  than  expected   costs  for  equipment   order
cancellations  offset the lower facility closure costs. A total of 515 employees were terminated in the restructuring activities.  The following table summarizes these restructuring activities.
                                                       Restructuring      Incurred
(in millions)                                             Charges      Through 1/3/99
                                                      ---------------- ---------------
Asset impairment charge                                        $175.0          $175.0
Writedown net book value of equipment
  and leasehold improvements                                     33.0            33.0
Equipment order cancellations and other
  equipment related costs                                        16.0            17.5
Facility closure costs                                            8.0             2.2
Severance costs                                                   7.9             8.1

         At January 3, 1999, $4.1 million related to the restructuring activities remained in current liabilities. The Company has made cash payments totaling approximately $27.8 million primarily for severance, equipment order cancellations and facility closure costs. The majority of the remaining liability, primarily for equipment order cancellations, is expected to be settled through the use of cash by the end of 1999.

Interest Income/Expense and Other Income

         Interest income increased $4.1 million (85.2%) in 1998 relative to 1997 primarily due to a higher average investment balance in 1998. Interest expense increased $10.1 million (110.8%) in 1998 compared to 1997. The higher interest expense was due to a higher outstanding debt balance in 1998 compared to 1997.

Income Taxes

         The Company's income tax provision of approximately $1.3 million for 1998 primarily represents foreign withholding taxes. The Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS"), received an extension of its initial five-year tax holiday for an additional five years commencing in July 1998. KMS has also been granted a ten-year tax holiday for its second and third plant sites in Malaysia. The commencement date for this new tax holiday has not been determined as of March 15, 1999. The tax provision benefit of 55% for 1997 primarily represents tax loss carrybacks associated with the Company's U.S. operations. As a result of profitable operations at

KMS in 1997, the tax holiday reduced the Company's 1997 consolidated net loss by approximately $16.6 million ($0.32 per share under both the basic and diluted methods).

Minority Interest in Consolidated Subsidiary/Equity in Unconsolidated Joint Venture

         The minority interest in the net income of consolidated subsidiary during 1998 represented Kobe Steel USA Holdings Inc.'s ("Kobe USA") share of Komag Material Technology, Inc.'s ("KMT") net income. KMT recorded net income of $2.7 million and $2.0 million in 1998 and 1997, respectively.

         The Company owns a 50% interest in AKCL and records its share of AKCL's net income (loss) as equity in net income (loss) of unconsolidated joint venture. The Company recorded a loss of $27.0 million as its equity in AKCL's net loss for 1998 compared to a net loss of $4.9 million recorded for 1997. AKCL's results for 1997 included a $5.3 million (net of tax) gain on the sale of its investment in Headway Technologies, Inc. ("Headway"). The Company's equity in this gain was $2.6 million. Excluding the gain, the Company reported a loss of $7.5 million as its equity in AKCL's net loss for 1997. The combination of a significant decrease in the overall average selling price for AKCL's disk products, lower manufacturing yields, reduced equipment utilization, customer qualification issues and substantial equipment writedowns adversely affected AKCL's financial results for 1998. During 1998, AKCL wrote-off its remaining in-line sputtering equipment as it ramped products on its static sputtering equipment. AKCL believes that the products produced by a static sputtering process are technically similar to those produced by other Japanese media suppliers, thus improving AKCL's ability to meet specific requirements of certain Japanese customers on a timely basis. During 1997, AKCL operated substantially under capacity for the majority of the year due to product transition issues related to AKCL's customer qualification and its production of MR products.

         AKCL's current financing arrangements may not be sufficient in light of AKCL's expected continuing losses. There can be no assurance that additional financing will be available to AKCL. Failure to secure additional financing could have a material adverse affect on AKCL's business and financial results. Further writedowns of the Company's investment in AKCL are limited to the book value of the investment on the accompanying consolidated balance sheet ($1.4 million at January 3, 1999).

Impact of Year 2000

         Many computer systems were not designed to handle any dates beyond the year 1999. Such systems were designed using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. Disruptions may also occur if key suppliers or customers experience disruptions in their ability to transact with the Company due to Year 2000 issues. The Company's global operations rely heavily on the infrastructures of the countries in which it conducts business. The Year 2000 readiness within infrastructure suppliers (utilities, government agencies such as customs, shipping organizations) will be critical to the Company's ability to avoid disruption of its operations. The Company is working with industry trade associations to evaluate the Year 2000 readiness of infrastructure suppliers. The Company is currently in the process of assessing its systems, equipment and processes to determine its Year 2000 readiness. The Company has committed personnel and resources to resolve potential Year 2000 issues and is working with key suppliers and customers to ensure their Year 2000 readiness. Additionally, the Company had its Year 2000 assessment plan reviewed by an outside consulting firm to evaluate the effectiveness. The Company will perform remediation procedures concurrent with its assessment planning. The Company plans to complete the assessment of its Year 2000 readiness by the end of the first quarter of 1999.

         The Company's Year 2000 efforts are focused on three primary areas of potential impact: internal information technology ("IT") systems, internal non-IT systems, and the readiness of third parties with whom the Company has critical business relationships. The Company has completed its inventory of internal IT and non-IT systems. Testing and remediation of internal IT and non-IT systems is approximately 60% complete. The Company expects to complete the testing and remediation for these systems by July 31, 1999. The Company has developed a process for identifying and assessing Year 2000 readiness of its critical suppliers. This process generally involves the following steps: initial supplier survey, follow-up supplier review, and contingency planning. The Company is following up with critical suppliers that either did not respond initially or whose responses were unsatisfactory. To date, the Company has received responses from a majority of its critical suppliers, most of whom have responded that they expect to address all their significant Year 2000 issues on a timely basis.

         The Company currently believes that the remediation costs of the Year 2000 issue will not be material to the Company's results of operations or financial position. Cumulatively through February 28, 1999 the Company has incurred remediation costs of approximately $0.1 million. While the Company currently expects that the Year 2000 issue will not pose significant operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions could have material adverse consequences, including delays in the delivery or sale of products. Therefore, the Company is developing contingency plans for continuing operations in the event such problems arise. The Company intends to complete the contingency planning phase of its Year 2000 readiness by July 31, 1999.

         The Company is working to identify and analyze the most reasonably likely worst-case scenarios where it may be affected by Year 2000-related interruptions. These scenarios could include possible infrastructure collapse, the failure of power and water supplies, major transportation disruptions, unforeseen product shortages due to hoarding of materials and supplies and failures of communications and financial systems. Any one of these scenarios could have a major and material effect on the Company's ability to produce and deliver products to its customers. While the Company is developing contingency plans to address issues under its control, an infrastructure problem outside of its control or some combination of several of these problems could result in a delay in product shipments depending on the nature and severity of the problems. The Company would expect that most utilities and service providers would be able to restore service within days although more pervasive system problems involving multiple providers could last several weeks or longer depending on the complexity of the systems and the effectiveness of their contingency plans.

         The Company's products are not date-sensitive and the Company expects that it will have limited exposure to product liability litigation resulting from Year 2000-related failures. Disk drive manufacturers have generally stated that disk drives as a stand-alone product are not date-sensitive. However, disk drives using the Company's thin-film media products have been incorporated into computer systems which could experience Year 2000-related failures. The Company anticipates that litigation may be brought against suppliers of all component products of systems that are unable to properly handle Year 2000 issues.


1997 vs. 1996

         Operating results for 1997 were dramatically lower than 1996. An imbalance between media supply and demand as well as product transitions were significant factors in 1997. In the last half of 1996, the Company began a rapid transition to MR and proximity-inductive thin-film media products. Quarterly sales in excess of $150 million and gross margins exceeding 40% during the first half of 1996 decreased to $131.5 million and 24%, respectively, in the third quarter of 1996 and $141.2 million and 11.7%, respectively, in the fourth quarter of 1996. During the first and second quarters of 1997, net sales increased sequentially to $167.2 million and $175.1 million, respectively, primarily due to manufacturing capacity additions. The gross margin percentages for the first and second quarters of 1997 were 23.5% and 20.4%, respectively. Demand for thin-film media products fell sharply at the end of the second quarter of 1997 as an excess supply of enterprise-class disk drives caused drive manufacturers to reduce their build plans for this class of drives. The resulting imbalance between media supply and demand caused a loss of sales and prevented the Company from fully utilizing its expanded capacity during the last half of 1997. Net sales and the gross margin percentage fell sharply to $129.7 million and 0.2%, respectively, in the third quarter of 1997 and to $159.0 million and 11.6%, respectively, in the fourth quarter of 1997. Additionally, the Company recorded a restructuring charge to consolidate its U.S. manufacturing operations during the third quarter of 1997.

Net Sales

         Net sales for 1997 increased to $631.1 million, up 9% from $577.8 million in 1996. The increase was primarily due to an increase in unit sales volume. The overall average selling price increased less than 1% in 1997 relative to 1996. The effect of the sales mix shift to higher-priced MR and proximity-inductive media more than offset the effect of price reductions on maturing inductive disk products and resulted in the flat overall average selling price. Distribution sales of product manufactured by AKCL increased to $10.5 million in 1997 from $5.7 million in 1996.

         Unit production increased 6% in 1997 relative to 1996. The Company increased capacity 25% in 1997 relative to 1996. Equipment utilization rates, therefore, decreased significantly as the Company operated below capacity in the last half of 1997 due to weak market demand for enterprise-class disk products. In addition, overall manufacturing yields declined as the Company experienced continuing yield losses on MR products. During the first half of 1996, the overall manufacturing yield was substantially higher prior to the transition to proximity-inductive and MR media.

Gross Margin

         The gross margin percentage for 1997 decreased to 14.8% from 30.4% for 1996 primarily due to a combination of lower manufacturing yields, reduced equipment utilization rates and inherently higher material and processing costs for MR and advanced proximity disks. Additionally, the Company incurred inventory write-downs in 1997, which accounted for approximately one-fourth of the decrease in the gross margin percentage.

Operating Expenses

         Research and development ("R&D") expenses increased 75% ($22.0 million) in 1997 relative to 1996. The increase was primarily due to higher facility costs associated with a newly constructed 188,000-square-foot R&D facility and increased R&D staffing. Selling, general and administrative ("SG&A") expenses decreased $6.1 million in 1997 compared to 1996. The decrease was mainly due to a decrease of $10.2 million in provisions for bonus and profit sharing programs offset by increased provisions for bad debt of $2.4 million. Excluding provisions for bonus/profit sharing programs and provisions for bad debt, SG&A expenses increased $1.7 million due primarily to higher payroll and facility-related costs connected with the Company's newly constructed administration facility in 1997.

         In 1997, the Company implemented a restructuring plan involving the consolidation of its U.S. manufacturing operations. The restructuring charge primarily related to disposing of assets, equipment order cancellations, provisions for facility closure expenses and severance-related costs. The Company recorded a $52.2 million restructuring charge which included $3.9 million for severance costs associated with approximately 330 terminated employees, $33.0 million for the write-down of the net book value of excess equipment and disposed of leasehold improvements, $10.1 million related to equipment order cancellations and other equipment-related costs, and $5.2 million for facility closure costs. Non-cash items included in the restructuring charge totaled approximately $33.0 million.

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

Income Taxes

         The tax provision benefit of 55% for 1997 represents tax loss carrybacks associated with the Company's U.S. operations. The effective income tax rate for 1996 of 17% was lower than the 1996 combined federal and state statutory rate of 41% primarily as a result of an initial five-year tax holiday granted to the Company's wholly owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS"), which commenced in July 1993. The impact of this tax holiday was to reduce the Company's 1997 net loss by approximately $16.6 million ($0.32 per share under both the basic and diluted methods) and increase 1996 net income by approximately $21.8 million ($0.43 basic income per share and $0.41 diluted income per share).

Minority Interest in Consolidated Subsidiary/Equity in Unconsolidated Joint Venture

         The minority interest in the net income of consolidated subsidiary during 1997 represented Kobe Steel USA Holdings Inc.'s ("Kobe USA") share of Komag Material Technology, Inc.'s ("KMT") net income. KMT recorded net income of $2.0 million and $3.5 million in 1997 and 1996, respectively.

         The Company owns a 50% interest in AKCL and records its share of AKCL's net income (loss) as equity in net income (loss) of unconsolidated joint venture. As its share of AKCL's net income (loss), the Company recorded a loss of $4.9 million in 1997 compared to income of $10.1 million in 1996. Product transition issues related to AKCL's qualification and production of new MR products resulted in AKCL's underutilization of its capacity and adversely affected 1997 results.

Liquidity and Capital Resources

         Cash and short-term investments of $127.8 million at the end of 1998 decreased from $166.2 million at the end of 1997. Consolidated operating activities generated $23.6 million in cash during 1998. The $366.3 million loss for 1998, net of non-cash depreciation charges of $116.7 million, the non-cash asset impairment charge of $175.0 million and the non-cash equity loss from AKCL of $27.0 million, consumed $47.6 million. Changes in operating assets and liabilities provided $71.0 million. The Company borrowed $15.0 million under its credit facilities and spent $89.0 million on capital requirements during 1998. Proceeds from sales of property, plant and equipment (primarily the sale of vacant land in Milpitas, California) generated $5.5 million. Sales of Common Stock under the Company's stock option programs generated $5.7 million.

         Working capital decreased by $388.9 million in 1998 primarily due to the reclassification of $260.0 million of the Company's long-term debt to current liabilities as a result of a technical default under the Company's credit facilities (see further discussion in the following paragraph). Additionally, capital expenditures of $89.0 million further reduced working capital in 1998. Accounts receivable and inventory decreased $39.6 million and $33.1 million, respectively, in line with reductions in sales.

         Current noncancellable capital commitments total approximately $17 million. Total capital expenditures for 1999 are currently planned at approximately $40 million. The 1999 capital spending plan primarily includes costs for projects designed to improve yield and productivity. The size of the Company's second quarter 1998 net loss resulted in a default under certain financial covenants contained in the Company's bank credit facilities. The Company is not in payment default under these credit facilities as all interest charges and fees associated with these facilities have been paid on their scheduled due dates. At the time of the covenant default the Company had $260 million of debt outstanding against a total borrowing capacity of $345.0 million under the various senior unsecured credit facilities. As a result of the covenant default, the Company's lenders withdrew the $85 million in unused borrowing capacity. To date, the lenders have not accelerated any principal payments under the credit facilities. As a result of the technical default and reclassification of the bank debt to current liabilities, the Company's auditors have included a going concern paragraph in their audit opinion to highlight the Company's need to amend or restructure its debt obligations.

         The Company is currently negotiating with its lenders for amendments to the existing credit facilities. If we successfully amend or restructure our credit facilities we will seek to have our auditors reissue their opinion without the going concern paragraph. There can be no assurance that the Company will be able to obtain such amendments to its credit facilities on commercially reasonable terms. If the Company does not successfully amend these credit facilities, it would remain in technical default of its bank loans and the lenders would retain their rights and remedies under the existing credit agreements. As long as the lenders choose not to accelerate any principal payments, the Company would continue to operate in default for the near term. However, the Company will likely need to raise additional funds to restructure its debt obligations and to operate its business for the long term.

         Over the next several years the Company will need financial resources for capital expenditures, working capital and research and development. During 1997 and 1998, the Company spent approximately $199 million and $89 million, respectively, on property, plant and equipment. In 1999, the Company plans to spend approximately $40 million on property, plant and equipment, primarily for projects designed to improve yield and productivity. The Company believes that in order to achieve its long-term growth objectives and maintain and enhance its competitive position, such additional financial resources will be required. There can be no assurance that the Company will be able to secure such financial resources on commercially reasonable terms. If the Company is unable to obtain adequate financing, it could be required to significantly reduce or possibly suspend its operations, and/or to sell additional securities on terms that would be highly dilutive to current stockholders.

         In July 1998, at a Special Meeting of Stockholders, the Company received authorization to sell and issue up to $350,000,000 of Common Stock in equity or equity-linked private transactions from time to time through July 22, 1999 at a price below book value but at or above the then current market value of the Company's Common Stock. Additionally, the Company's stockholders approved a proposal to increase the amount of Common Stock the Company is authorized to issue from 85,000,000 to 150,000,000 shares.

Other

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and will be adopted by the Company for its fiscal year 2000. The Company is currently assessing the impact of adoption of this pronouncement on its financial statements.

ITEM 7A.  FINANCIAL MARKET RISKS

         The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, the Company utilizes derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes.

         The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. The Company invests primarily in high-quality, short-term debt instruments. A hypothetical 60 basis point increase in interest rates would result in an approximate $2.2 million decrease (approximately 0.3%) in the fair value of the Company's available-for-sale securities.

         The Company has long-term debt with a notional value of $260 million which includes both term debt and lines of credit. Term debt totaling $75 million bears interest at a fixed rate of 7.4% per annum. The lines of credit totaling $185 million bear interest at the lenders' base rate (currently 7.75%). The Company has not hedged its exposure to fluctuations in the base interest rate. A hypothetical 60 basis point increase in interest rates would result in approximately $1.1 million of additional interest expense per year.

         The Company enters into foreign currency forward exchange contracts to reduce the impact of currency fluctuations on firm purchase order commitments for equipment and construction-in-process. Gains and losses on these foreign currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to the Company.

         A substantial majority of the Company's revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company does enter into these transactions in other currencies, primarily, the Malaysian ringgit. The Company cannot eliminate the impact of foreign currency exchange rate movements on the expenses it incurs in ringgits. An adverse change in exchange rates (defined as 20% in the Malaysian ringgit to U.S. dollar rate) would result in a decline in income before taxes of approximately $17 million.

                      [This Page Intentionally Left Blank]

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

                               KOMAG, INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page

Report of Ernst & Young LLP, Independent Auditors                             37
Consolidated Statements of Operations,
     1998, 1997 and 1996                                                      38
Consolidated Balance Sheets, 1998 and 1997                                 39-40
Consolidated Statements of Cash Flows,
     1998, 1997 and 1996                                                   41-42
Consolidated Statements of Stockholders' Equity,
     1998, 1997 and 1996                                                      43
Notes to Consolidated Financial Statements                                 44-64

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Komag, Incorporated

     We have audited the accompanying consolidated balance sheets of Komag, Incorporated as of January 3, 1999 and December 28, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 3, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Asahi Komag Co., Ltd. (a corporation in which the Company has a 50% interest) as of January 3, 1999 and December 28, 1997, and for each of the three years in the period ended January 3, 1999. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Asahi Komag Co., Ltd. as of January 3, 1999 and December 28, 1997, and for each of the three years in the period ended January 3, 1999, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Komag, Incorporated at January 3, 1999 and December 28, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming that Komag, Incorporated will continue as a going concern. As more fully described in
Note 1, the Company has incurred recent operating losses and is out of compliance with certain covenants of loan agreements with its lenders. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                               ERNST & YOUNG LLP

San Jose, California
January 22, 1999

                                                     KOMAG, INCORPORATED
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (In thousands, except per share amounts)
                                                                                        Fiscal Year Ended
                                                                      -----------------------------------------------------
                                                                           1998               1997               1996
                                                                      ----------------   ----------------   ---------------
Net sales (see Note 13)                                                     $ 328,883           $631,082          $577,791
Cost of sales (see Notes 12 and 13)                                           391,635            537,536           402,224
                                                                      ----------------   ----------------   ---------------
              Gross profit (loss)                                             (62,752)            93,546           175,567

Operating expenses:
   Research, development and engineering                                       61,637             51,427            29,409
   Selling, general and administrative                                         19,762             27,523            33,665
   Restructuring charge                                                       187,768             52,157                 -
                                                                      ----------------   ----------------   ---------------
                                                                              269,167            131,107            63,074

                                                                      ----------------   ----------------   ---------------
              Operating income (loss)                                        (331,919)           (37,561)          112,493

Other income (expense):
    Interest income                                                             8,804              4,753             6,437
    Interest expense                                                          (19,212)            (9,116)             (625)
    Other, net                                                                  4,853              4,104             2,843
                                                                      ----------------   ----------------   ---------------
                                                                               (5,555)              (259)            8,655

                                                                      ----------------   ----------------   ---------------
              Income (loss) before income taxes, minority
                interest and equity in joint venture income (loss)           (337,474)           (37,820)          121,148

Provision (benefit) for income taxes                                            1,315            (20,982)           20,595
                                                                      ----------------   ----------------   ---------------
              Income (loss) before minority interest and equity
                in joint venture income (loss)                               (338,789)           (16,838)          100,553
Minority interest in net income of
   consolidated subsidiary                                                        544                400               695
Equity in net income (loss) of unconsolidated joint venture                   (27,003)            (4,865)           10,116

                                                                      ----------------   ----------------   ---------------
              Net income (loss)                                             $(366,336)          $(22,103)         $109,974
                                                                      ================   ================   ===============


Basic income (loss) per share                                               $   (6.89)          $  (0.42)         $   2.15
                                                                      ================   ================   ===============
Diluted income (loss) per share                                             $   (6.89)          $  (0.42)         $   2.07
                                                                      ================   ================   ===============

Number of shares used in basic computation                                     53,169             52,217            51,179
                                                                      ================   ================   ===============
Number of shares used in diluted computation                                   53,169             52,217            53,132
                                                                      ================   ================   ===============

                                       See notes to consolidated financial statements.


                                                 KOMAG, INCORPORATED
                                             CONSOLIDATED BALANCE SHEETS
                                      (In thousands, except per share amounts)

                                                                                        Fiscal Year End
                                                                              -------------------------------------
                                                                                    1998                 1997
                                                                              -----------------     ---------------
Assets
Current Assets
   Cash and cash equivalents                                                           $64,467          $  133,897
   Short-term investments                                                               63,350              32,300
   Accounts receivable, less allowances of $2,847 in 1998
      and $4,424 in 1997                                                                42,922              77,792
   Accounts receivable from related parties                                                512               4,106
   Inventories:
      Raw materials                                                                      8,434              33,730
      Work-in-process                                                                   10,672              17,490
      Finished goods                                                                    14,534              15,558
                                                                              -----------------     ---------------
         Total inventories                                                              33,640              66,778
   Prepaid expenses and deposits                                                         4,348               3,697
   Refundable income taxes                                                               2,216              24,524
   Deferred income taxes                                                                 7,883              28,595
                                                                              -----------------     ---------------
          Total current assets                                                         219,338             371,689


Investment in Unconsolidated Joint Venture                                               1,399              30,126


Property, Plant and Equipment
   Land                                                                                  7,785               9,526
   Building                                                                            128,359             126,405
   Leasehold improvements                                                               86,565             141,111
   Furniture                                                                            10,911              11,791
   Equipment                                                                           686,169             793,561
                                                                              -----------------     ---------------
                                                                                       919,789           1,082,394
    Less allowances for depreciation and amortization                                 (449,772)           (403,798)
                                                                              -----------------     ---------------
            Net property, plant and equipment                                          470,017             678,596

Deposits and Other Assets                                                                3,341               4,253

                                                                              -----------------     ---------------
                                                                                      $694,095          $1,084,664
                                                                              =================     ===============

                                                                                     Fiscal Year End
                                                                        ---------------------------------------
                                                                              1998                  1997
                                                                        ------------------     ----------------
Liabilities and Stockholders' Equity
Current Liabilities
    Current portion of long-term debt                                            $260,000           $        -
    Trade accounts payable                                                         27,274               40,043
    Accounts payable to related parties                                             1,848                7,093
    Accrued compensation and benefits                                              15,544               13,596
    Other liabilities                                                               3,254                3,596
    Income taxes payable                                                              134                    9
    Restructuring liability                                                         4,128               11,253
                                                                        ------------------     ----------------
            Total current liabilities                                             312,182               75,590

Long-term Debt, Less Current Portion                                                    -              245,000

Deferred Income Taxes                                                              52,564               73,335

Other Long-term Liabilities                                                         1,403                  960

Minority Interest in Consolidated Subsidiary                                        4,139                3,595

Commitments

Stockholders' Equity
   Preferred Stock, $0.01 par value per share:
       Authorized-1,000 shares
       No shares issued and outstanding                                                 -                    -
   Common Stock, $0.01 par value per share:
       Authorized-150,000 shares in 1998
           and 85,000 shares in 1997
       Issued and outstanding 53,887 shares
           in 1998 and 52,794 shares in 1997                                          539                  528
   Additional paid-in capital                                                     407,549              401,869
   Retained earnings/(accumulated deficit)                                        (84,860)             281,476
   Accumulated other comprehensive income                                             579                2,311
                                                                        ------------------     ----------------
           Total stockholders' equity                                             323,807              686,184

                                                                        ------------------     ----------------
                                                                                 $694,095           $1,084,664
                                                                        ==================     ================

                                 See notes to consolidated financial statements.

                                                   KOMAG, INCORPORATED
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (In thousands)

                                                                                     Fiscal Year Ended
                                                                     --------------------------------------------------
                                                                          1998             1997              1996
                                                                     ---------------   --------------   ---------------
Operating Activities
Net cash provided by operating activities-
   see detail on following page                                             $23,601         $ 84,396          $200,892

Investing Activities
Acquisition of property, plant and equipment                                (89,033)        (199,112)         (403,062)
Purchases of short-term investments                                         (31,050)         (37,585)             (163)
Proceeds from short-term investments at maturity                                  -            7,785           196,462


Proceeds from disposal of property, plant and equipment                       5,449              550             1,883
Deposits and other assets                                                       912           (1,190)             (649)
Dividend distribution from unconsolidated joint venture                           -            1,535                 -
                                                                     ---------------   --------------   ---------------
              Net cash used in investing activities                        (113,722)        (228,017)         (205,529)

Financing Activities
Proceeds from long-term obligations                                          15,000          175,000            70,000
Sale of Common Stock, net of issuance costs                                   5,691           11,777            10,778
Distribution to minority interest holder                                          -                -              (279)
                                                                     ---------------   --------------   ---------------
              Net cash provided by financing activities                      20,691          186,777            80,499

                                                                     ---------------   --------------   ---------------
Increase (decrease) in cash and cash equivalents                            (69,430)          43,156            75,862

Cash and cash equivalents at beginning of year                              133,897           90,741            14,879

                                                                     ---------------   --------------   ---------------
               Cash and cash equivalents at end of year                     $64,467         $133,897          $ 90,741
                                                                     ===============   ==============   ===============

                                                                                      Fiscal Year Ended
                                                                    ---------------------------------------------------
                                                                          1998              1997             1996
                                                                    -----------------   --------------   --------------
Net income (loss)                                                          $(366,336)        $(22,103)        $109,974
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
         Depreciation and amortization                                       116,682          128,542           86,928
         Provision for losses on accounts receivable                          (1,125)           1,315           (1,011)
         Equity in net (income) loss of unconsolidated
            joint venture                                                     27,003            4,865          (10,117)
         Loss on disposal of equipment                                           481            2,854              445
         Impairment charge related to property, plant and
            equipment                                                        175,000                -                -
         Non-cash portion of restructuring charge
            related to write-off of property, plant and equipment                  -           33,013                -
         Deferred income taxes                                                   (59)           2,513           13,153
         Deferred rent                                                           443              463               23
         Minority interest in net income of
            consolidated subsidiary                                              544              400              695
         Changes in operating assets and liabilities:
             Accounts receivable                                              35,995          (23,431)           6,995
             Accounts receivable from related parties                          3,594            4,343           (3,415)
             Inventories                                                      33,138           (4,818)         (32,939)
             Prepaid expenses and deposits                                      (659)            (831)             974
             Trade accounts payable                                          (12,769)         (40,046)          51,372
             Accounts payable to related parties                              (5,245)           3,799           (4,467)
             Accrued compensation and benefits                                 1,948           (8,239)         (10,131)
             Other liabilities                                                  (342)           1,683             (183)
             Income taxes (payable) refundable                                22,433          (11,179)          (7,404)
             Restructuring liability                                          (7,125)          11,253                -
                                                                    -----------------   --------------   --------------
              Net cash provided by operating activities                    $  23,601         $ 84,396         $200,892
                                                                    =================   ==============   ==============


Supplemental disclosure of cash flow information
      Cash paid for interest                                               $  19,683         $  8,148         $    340
      Cash paid (refunded) for income taxes                                  (21,017)         (12,305)          15,280
      Income tax benefit from stock
           options exercised                                                       -            1,834            3,138

                                     See notes to consolidated financial statements.

                                                       KOMAG, INCORPORATED
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                      Retained       Accumulated
                                                  Common Stock        Additional      Earnings/         Other
                                            -----------------------    Paid-in      (Accumulated    Comprehensive
                                                Shares     Amount      Capital        Deficit)          Income            Total
                                            -----------  ---------- ------------- --------------- -----------------  -------------

Balance at December 31, 1995                    50,714        $507      $374,399        $193,605            $6,053       $574,564

Net Income                                                                               109,974                          109,974
                                                                                                              (514)          (514)
Accumulated translation adjustment                                                                                   -------------
Total Comprehensive Income                                                                                                109,460
                                                                                                                     -------------

Common Stock issued under stock
     option and purchase plans, including
     related tax benefits                          982          10        13,906                                           13,916
                                            -----------  ---------- ------------- --------------- -----------------  -------------

Balance at December 29, 1996                    51,696         517       388,305         303,579             5,539        697,940

Net Loss                                                                                 (22,103)                         (22,103)
                                                                                                            (3,228)        (3,228)
Accumulated translation adjustment                                                                                   -------------
Total Comprehensive Income                                                                                                 (25,331)
                                                                                                                     -------------

Common Stock issued under stock
option and purchase plans, including
related tax benefits                             1,098          11        13,564                                           13,575
                                            -----------  ---------- ------------- --------------- -----------------  -------------

Balance at December 28, 1997                    52,794         528       401,869         281,476             2,311        686,184

Net Loss                                                                                (366,336)                        (366,336)

Accumulated translation adjustment                                                                          (1,732)        (1,732)
                                                                                                                     -------------
Total Comprehensive Loss                                                                                                 (368,068)
Common Stock issued under stock                                                                                      -------------
option and purchase plans                        1,093          11         5,680                                            5,691
                                            -----------  ---------- ------------- --------------- -----------------  -------------
Balance at January 3, 1999                      53,887        $539      $407,549        ($84,860)           $  579       $323,807
                                            ===========  ========== ============= =============== =================  =============


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

The financial statements have been prepared on a going concern basis. The Company has incurred recent operating losses and is not in compliance with certain financial covenants of its various bank agreements. Such non-compliance constitutes an event of default under the agreements. The Company has not been in payment default under these credit facilities and has continued to pay all interest charges and other fees associated with these facilities on their scheduled due dates. Amounts outstanding under these unsecured credit agreements at January 3, 1999 amounted to $260,000,000. To date, the Company's lenders have not accelerated any principal payments under these facilities. The Company is currently negotiating with its lenders for amendments to its existing credit facilities. There can be no assurance that the Company will be able to obtain such amendments to its credit facilities on commercially reasonable terms. In the event that the Company does not successfully amend its credit facilities or restructure its debt obligations, the Company could be required to significantly reduce or possibly suspend its operations, and/or sell additional securities on terms that would be highly dilutive to current stockholders of the Company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

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

Foreign Exchange Gains and Losses: The Company enters into foreign currency forward exchange contracts to reduce the impact of currency fluctuations on firm purchase order commitments for equipment and construction-in-process. Gains and losses related to these contracts are included in the cost of the assets acquired. The Company had approximately $767,000 of Japanese yen and $129,000 of Singapore dollar based firm purchase commitments at January 3, 1999. There were no foreign exchange contracts outstanding at January 3, 1999. The Company had approximately $14,095,000 in foreign exchange forward purchase contracts outstanding at December 28, 1997. These forward exchange contracts were comprised of Japanese yen and Malaysian ringgit foreign currencies and approximated fair market value at December 28, 1997.

Cash Equivalents: The Company considers as a cash equivalent any highly liquid investment that matures within three months of its purchase date.

Short-Term Investments: The Company invests its excess cash in high-quality, short-term debt instruments. None of the Company's debt security investments have maturities greater than one year. At January 3, 1999, all short-term investments are designated as available for sale. Interest and dividends on the investments are included in interest income.

The following is a summary of the Company's investments by major security type at amortized cost, which approximates fair value:

                                                        Fiscal Year Ended
                                                 -------------------------------
                                                      1998            1997
                                                 --------------- ---------------
                                                          (in thousands)
Municipal auction rate preferred stock                  $63,350         $32,300
Corporate debt securities                                33,765          56,837
Mortgage-backed securities                               34,060          79,419
                                                 --------------- ---------------
                                                       $131,175        $168,556
                                                 =============== ===============

Amounts included in cash and cash equivalents           $67,825        $136,256
Amounts included in short-term investments               63,350          32,300
                                                 --------------- ---------------
                                                       $131,175        $168,556
                                                 =============== ===============

There were no realized gains or losses on the Company's investments during 1998 as all investments were held to maturity during the year. The Company utilizes zero-balance accounts and other cash management tools to invest all available funds, including bank balances in excess of book balances.

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

Stock Compensation: The Company has adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). In accordance with the provisions of FAS 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. Note 5 to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income (loss) and basic and diluted income
(loss) per share for 1998, 1997 and 1996 as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123.

Income Taxes: The provision (benefit) for income taxes is based on pretax financial accounting income (loss). Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax and book basis of assets and liabilities.

Income (Loss) Per Share: The Company determines earnings per share in accordance with  Financial  Accounting  Standards  Board  Statement No. 128,  "Earnings per
Share" ("FAS 128").
                                                                      Fiscal Year Ended
                                                 ------------------------------------------------------------
                                                        1998                1997                 1996
                                                 ------------------- -------------------  -------------------
                                                                (in thousands, except per share amounts)
Numerator:  Net income (loss)                             ($366,336)           ($22,103)            $109,974
                                                 ------------------- -------------------  -------------------

Denominator for basic
       income (loss) per share -
       weighted-average shares                               53,169              52,217               51,179
                                                 ------------------- -------------------  -------------------

Effect of dilutive securities:
       Employee stock options                                     -                   -                1,953

Denominator for diluted
                                                 ------------------- -------------------  -------------------
       income (loss) per share                               53,169              52,217               53,132
                                                 ------------------- -------------------  -------------------

Basic income (loss) per share                                ($6.89)             ($0.42)               $2.15
                                                 =================== ===================  ===================

Diluted income (loss) per share                              ($6.89)             ($0.42)               $2.07
                                                 =================== ===================  ===================

No stock options were included in the computation of diluted loss per share for 1998 and 1997 as their effect would have been antidilutive.

Comprehensive Income (Loss): In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for the Company's 1998 fiscal year. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. Adoption of this pronouncement did not have a material impact on the Company's financial statements. Accumulated other comprehensive income is primarily comprised of accumulated translation adjustments.

Segment Information: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 replaces Statement of Financial Accounting Standards No. 14 and changes the way public companies report segment information. This statement is effective for the Company's 1998 fiscal year. Adoption of this pronouncement did not have a material impact on the Company's financial statements

Fiscal Year: The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The year ended January 3, 1999 was comprised of 53 weeks. The years ended December 28, 1997 and December 29, 1996 were each comprised of 52 weeks.

Derivative Instruments and Hedging Activities: In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments  and  Hedging   Activities"

("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and will be adopted by the Company for its fiscal year 2000. The Company is currently assessing the impact of adoption of this pronouncement on its financial statements.

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

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") at January 3, 1999. SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS 131, the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision makers of the Company.

Summary  information for the Company's  operations by geographic  location is as follows:
                                                                1998              1997              1996
                                                          ----------------- ------------------ ---------------
                                                                              (in thousands)
Net sales
    To customers from U.S. operations                            $ 157,408         $  290,986      $  316,658
    To customers from Far East operations                          171,475            340,096         261,133
    Intercompany from Far East operations                           88,890            121,945          75,608
    Intercompany from U.S. operations                               33,360             38,310          22,232
                                                          ----------------- ------------------ ---------------
                                                                   451,133            791,337         675,631
    Eliminations                                                  (122,250)          (160,255)        (97,840)
                                                          ----------------- ------------------ ---------------
    Total net sales                                              $ 328,883         $  631,082      $  577,791
                                                          ================= ================== ===============

Operating income (loss)
    U.S. operations                                              $(205,852)        $ (112,022)         $9,108
    Far East operations                                           (127,837)            70,821         107,774
                                                          ----------------- ------------------ ---------------
                                                                  (333,689)           (41,201)        116,882
    Eliminations                                                     1,770              3,640          (4,389)
                                                          ----------------- ------------------ ---------------
    Total operating income (loss)                                $(331,919)        $  (37,561)     $  112,493
                                                          ================= ================== ===============

Identifiable assets
    U.S. operations                                              $ 538,989         $  768,395      $  708,436
    Far East operations                                            263,153            467,990         381,015
                                                          ----------------- ------------------ ---------------
                                                                   802,142          1,236,385       1,089,451
    Eliminations                                                  (108,047)          (151,721)       (151,094)
                                                          ----------------- ------------------ ---------------
    Total identifiable assets                                    $ 694,095         $1,084,664      $  938,357
                                                          ================= ================== ===============

Export sales by domestic operations included the following:

                                                                           Fiscal Year Ended
                                                          ----------------------------------------------------
                                                                1998              1997              1996
                                                          ----------------- ------------------ ---------------
                                                                              (in thousands)
Far East (see Note 13)                                            $109,842           $268,117        $249,130
Europe                                                              23,973             11,896               -

NOTE 3.  CONCENTRATION OF CUSTOMER AND SUPPLIER RISK

The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral. Significant customers accounted for the following percentages of net sales in 1998, 1997 and 1996:

                                                Fiscal Year Ended
                                    ------------------------------------------
                                        1998          1997           1996
                                    ------------- -------------- -------------
Western Digital Corporation                   43%           38%            22%
Maxtor Corporation                            25%           19%  Less than 10%
International Business Machines               18%           10%  Less than 10%
Quantum Corporation/MKE             Less than 10%           15%            18%
Seagate Technology, Inc.            Less than 10%           14%            52%


In early 1996, Seagate merged with Conner Peripherals, Inc. In addition, Quantum ceased disk drive production in Milpitas, California and Penang, Malaysia and contracted with its Japanese manufacturing partner, Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE"), to manufacture all of its disk drives. Percentages for 1998, 1997 and 1996 represent the combined sales to Seagate/Conner and Quantum/MKE.

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


NOTE 4.  STOCKHOLDER'S EQUITY

In July 1998, the Company's stockholders approved at a Special Meeting of Stockholders a proposal to increase the amount of Common Stock the Company is authorized to issue from 85,000,000 to 150,000,000 shares.

In July 1998, at a Special Meeting of Stockholders, the Company received authorization to sell and issue up to $350,000,000 of Common Stock in equity or equity-linked private transactions from time to time through July 22, 1999 at a price below book value but at or above the then current market value of the Company's Common Stock.

NOTE 5.  STOCK OPTION PLANS AND STOCK PURCHASE PLAN

At January 3, 1999, the Company has stock-based  compensation  plans,  which are described below. The Company has elected to follow  Accounting  Principles Board
Opinion  No.  25,  "Accounting  for  Stock  Issued  to  Employees"  and  related
Interpretations in accounting for its plans.  Accordingly,  no compensation cost has been  recorded in the  financial  statements  for its stock option and stock purchase plans. Had  compensation  cost for the stock-based  compensation  plans been determined  consistent with Statement of Financial  Accounting Standard No.
123,  "Accounting  for Stock-Based  Compensation,"  the Company's net income and earnings  per share would have been reduced to the pro forma  amounts  indicated
below:
                                                                       Fiscal Year Ended
                                                      -----------------------------------------------------
                                                            1998              1997               1996
                                                      -----------------  ----------------    --------------
                                                              (in thousands, except per share amounts)
Net income (loss):             As reported                   ($366,336)         ($22,103)         $109,974
                               Pro forma                      (396,390)          (36,833)          102,355

Basic EPS:                     As reported                      ($6.89)           ($0.42)            $2.15
                               Pro forma                         (7.46)            (0.71)             2.00

Diluted EPS:                   As reported                      ($6.89)           ($0.42)            $2.07
                               Pro forma                         (7.46)            (0.71)             1.93

Since FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

In September 1997, the Company's Board of Directors approved the 1997 Supplemental Stock Option Plan ("Supplemental Plan"). Under the Supplemental Plan, the Company may grant nonqualified stock options to purchase up to 3,600,000 shares of Common Stock. In January 1998 and in June 1998, the
Company's Board of Directors approved increases of 1,000,000 and 1,500,000 shares, respectively, in the total number of shares that may be issued under the Supplemental Plan.

Under the Company's stock option plans ("Plans"), including the Supplemental Plan, the Company may grant options to purchase up to 24,360,000 shares of Common Stock. Options may be granted to employees, directors, independent contractors and consultants. Options under the Supplemental Plan may not, however, be granted to the Company's executive officers or nonemployee members of the Company's Board of Directors. The Plans provide for issuing both incentive stock options and nonqualified stock options, both of which must be granted at fair market value at the date of grant. Outstanding options generally vest over four years and expire no later than ten years from the date of grant. Options may be exercised in exchange for cash or outstanding shares of the Company's Common Stock. Approximately 16,000 and 5,000 shares of the Company's Common Stock were received in exchange for option exercises in 1997 and 1996, respectively. No options were exercised in exchange for outstanding shares of the Company's Common Stock in 1998.

In October 1997, the Company's Board of Directors approved an option exchange program, subject to election by the option holders, whereby options to purchase 1,806,000 shares of the Company's Common Stock at prices ranging from $19.75 to $36.00 per share were canceled and reissued at $19.44 per share, which was the fair market value of the Company's Common Stock at that time. The average exercise price of the canceled options was approximately $26.62 per share. The new options generally vest over two to four years. The option exchange program was not available to the Company's executive officers or nonemployee members of the Company's Board of Directors.

In June 1998, the Company's Board of Directors approved an option exchange program, subject to election by the option holders, whereby options to purchase 7,551,000 shares of the Company's Common Stock at prices ranging from $6.19 to $31.06 per share were canceled and reissued at $5.35 per share, which was the fair market value of the Company's Common Stock at that time. The average exercise price of the canceled options was approximately $15.65 per share. Vesting under the new options remained unchanged, however, the options were subject to a one year prohibition on exercisability. The option exchange program was available to executive officers but was not available to the Company's nonemployee members of the Company's Board of Directors.

At January 3, 1999, approximately 6,882,000 shares of Common Stock were reserved for future option grants and 8,816,000 shares of Common Stock were reserved for the exercise of outstanding options. Approximately 950,000, 2,297,000 and 1,917,000 of the outstanding options were exercisable at January 3, 1999, December 28, 1997 and December 29, 1996, respectively.

For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 5.5%, 6.3% and 6.1%; volatility factors of the expected market price of the Company's Common Stock of 63.4%, 61.9% and 60.0%; and a weighted-average expected life of the options of 4.7, 6.5 and 5.9 years. There was no dividend yield included in the calculation as the Company does not pay dividends. The weighted-average fair value of options granted during 1998, 1997 and 1996 was $4.29, $11.06 and $12.88, respectively.

A summary of stock option transactions is as follows:

                                                    Weighted-
                                                     average
                                     Shares      Exercise Price       Total
                                  ------------- ----------------- -------------
                                              (in thousands, except
                                                per share amounts)

Outstanding at December 31, 1995         5,028            $11.13       $55,954
    Granted                              1,651             25.65        42,351
    Exercised                             (635)             9.00        (5,714)
    Cancelled                             (299)            16.43        (4,913)
                                  ------------- ----------------- -------------

Outstanding at December 29, 1996         5,745             15.26        87,678
    Granted                              4,141             22.38        92,685
    Exercised                             (678)             9.66        (6,549)
    Cancelled                           (2,314)            25.42       (58,817)
                                  ------------- ----------------- -------------

Outstanding at December 28, 1997         6,894             16.68       114,997
    Granted                             11,290              7.43        83,842
    Exercised                             (168)             8.55        (1,432)
    Cancelled                           (9,200)            15.23      (140,122)
                                  ------------- ----------------- -------------

Outstanding at January 3, 1999           8,816            $ 6.50       $57,285
                                  ============= ================= =============

The following table summarizes information concerning currently outstanding and exercisable options (option shares in thousands):

                                         Options Outstanding                        Options Exercisable
                        ---------------------------------------------------------------------------------------
                                            Remaining
       Range of             Number         Contractual       Exercise             Number          Exercise
   Exercise Prices        Outstanding      Life (yrs)*        Price*            Exercisable        Price*
----------------------- ---------------- ---------------- ----------------    ---------------- ----------------

       $2.19 - $5.25              145        9.6                 $ 3.00                   -           $    -
        5.26 -  5.35            7,398        7.9                   5.35                   -                -
        5.36 - 12.56              893        5.4                   9.04                 665             8.52
       12.57 - 20.75              154        6.5                  16.28                 132            16.07
       20.76 - 34.13              226        7.6                  29.56                 153            31.62
                        ----------------                                      ----------------
                                8,816                                                   950
                        ================                                      ================

*Weighted-average

Under the terms of the Employee Stock Purchase Plan ("ESPP Plan"), employees may elect to contribute up to 10% of their compensation toward the purchase of shares of the Company's Common Stock. The purchase price per share will be the lesser of 85% of the fair market value of the stock on the first day or the last day of each semi-annual offering period.

In May 1998, the Company's shareholders approved a 1,300,000-share increase in the total number of shares that may be issued under the ESPP Plan. The total number of shares of stock that may be issued under the Plan cannot exceed
4,850,000 shares. Shares issued under the ESPP Plan approximated 925,000, 436,000 and 352,000 in 1998, 1997 and 1996, respectively. At January 3, 1999, approximately 735,000 shares of Common Stock were reserved for future issuance under the ESPP Plan.

For purposes of the pro forma disclosure, the fair value of the employees' purchase rights has been estimated using the Black-Scholes model assuming risk-free interest rates of 5.5%, 6.5% and 5.6% in 1998, 1997 and 1996, respectively. Volatility factors of the expected market price were 63.5%, 60% and 60% for 1998, 1997 and 1996, respectively. The weighted-average expected life of the purchase rights was six months for 1998, 1997 and 1996. The weighted-average fair value of those purchase rights granted in 1998, 1997 and 1996 was $3.09, $6.37 and $5.09, respectively.


NOTE 6.  BONUS AND PROFIT SHARING PLANS

Under the terms of the Company's cash profit sharing plan, a percentage of consolidated semi-annual operating profit, as defined in the plan, is allocated among all employees who meet certain criteria. Under the terms of the Company's bonus plans, a percentage of consolidated annual operating profit, as defined in the respective bonus plans, is paid to eligible employees. No bonus and cash profit sharing provision was recorded during 1998. The Company expensed $1,966,000 and $9,078,000 under these bonus and cash profit sharing plans in 1997 and 1996, respectively.

The Company and its subsidiaries maintain savings and deferred profit sharing plans. Employees who meet certain criteria are eligible to participate. In addition to voluntary employee contributions to these plans, the Company contributes four percent of semi-annual consolidated operating profit, as defined in the plans. These contributions are allocated to all eligible employees. Furthermore, the Company matches a portion of each employee's contributions to the plans up to a maximum amount. The

Company  contributed  $695,000,  $2,534,000 and $5,573,000 to the plans in 1998,
1997 and 1996, respectively.

Expenses for the Company's bonus and profit sharing plans are included in selling, general and administrative expenses.


NOTE 7.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                              Fiscal Year Ended
                               -----------------------------------------------
                                     1998            1997           1996
                               ----------------- -------------- --------------
                                                 (in thousands)
Federal:
     Current                             $   59       $(24,036)       $ 3,988
     Deferred                               (59)         2,192         10,265
                               ----------------- -------------- --------------
                                              -        (21,844)        14,253
State:
     Current                                  2           (490)           496
     Deferred                                 -            321          2,888
                               ----------------- -------------- --------------
                                              2           (169)         3,384
Foreign:
     Current                              1,313          1,031          2,958
                               ----------------- -------------- --------------

                                         $1,315       $(20,982)       $20,595
                               ================= ============== ==============

The foreign provision above consists of withholding taxes on royalty and interest payments and foreign taxes of subsidiaries.

Deferred tax assets (liabilities) are comprised of the following:

                                                        Fiscal Year End
                                                --------------------------------
                                                      1998            1997
                                                ----------------- --------------
                                                         (in thousands)
Depreciation                                            $      -       $(22,118)
State income taxes                                       (10,649)       (10,299)
Deferred income                                          (34,023)       (34,023)
Other                                                     (7,892)        (6,895)
                                                ----------------- --------------
Gross deferred tax liabilities                           (52,564)       (73,335)
                                                ----------------- --------------

Depreciation                                                 319              -
Inventory valuation adjustments                            2,283          8,971
Accrued compensation and benefits                          2,442          3,175
State income taxes                                         2,484          2,484
Other                                                        355         13,965
Tax benefit of net operating losses                       97,846         43,046
Tax benefit of credit carryforwards                       33,085         24,000
                                                ----------------- --------------
Gross deferred tax assets                                138,814         95,641
                                                ----------------- --------------

Deferred tax asset valuation allowance                  (130,931)       (67,046)
                                                ----------------- --------------

                                                        $(44,681)      $(44,740)
                                                ================= ==============


As of January 3, 1999, the Company has federal and state tax net operating loss carryforwards of approximately $165,100,000 and $90,200,000, respectively. The Company also has federal and state tax credit carryforwards of approximately $15,500,000 and $17,500,000, respectively. The Company's federal net operating losses expire beginning in 2013 through 2019 and the state net operating losses expire beginning in 2003 through 2004. The Company's federal tax credit carryovers expire beginning in 2000 through 2019 and the state tax credit carryforwards expire beginning in 2003 through 2006. Due to the uncertainty of the timing and amount of future income, the Company has fully reserved for the potential future tax benefit of all net operating loss and credit carryforwards in the deferred tax asset valuation allowance.

Dastek Holding Company, a 60%-owned subsidiary of the Company, has a federal tax net operating loss carryforward of approximately $100,000,000. The Company has fully reserved for the potential future federal tax benefit of this net operating loss in the deferred tax asset valuation allowance due to the fact that its utilization is limited to the subsidiary's separately computed future taxable income and that the subsidiary has no history of operating profits. The net operating losses expire beginning in 2009 through 2011.

The deferred tax asset valuation allowance increased $63,885,000 in 1998 and $32,000,000 in 1997.

A reconciliation  of the income tax provision at the 35% federal  statutory rate to the income tax provision at the effective tax rate is as follows:
                                                                       Fiscal Year Ended
                                                         -----------------------------------------------
                                                               1998            1997           1996
                                                         ----------------- -------------- --------------
                                                                           (in thousands)
Income taxes computed at federal statutory rate                 $(118,116)      $(13,237)       $42,402

State and foreign income taxes, net of federal
    benefit                                                         1,315            907          5,021

Permanently reinvested foreign (earnings) losses                   46,446        (25,597)       (26,050)

Losses for which no current year benefit available                 70,995         16,561              -

Other                                                                 675            384           (778)
                                                         ----------------- -------------- --------------
                                                                $   1,315       $(20,982)       $20,595
                                                         ================= ============== ==============

Foreign pretax income (loss) was ($131,400,000), $74,400,000 and $104,300,000 in
1998, 1997 and 1996, respectively.

Komag USA (Malaysia) Sdn. ("KMS"), the Company's wholly owned thin-film media operation in Malaysia, was granted an extension of its initial five-year tax holiday by the Malaysian government for an additional five years commencing in July 1998. The tax holiday had no impact on the Company's 1998 net loss, but in 1997 the tax holiday reduced the Company's net loss by approximately $16,596,000 ($0.32 per share under both the basic and diluted methods). Losses incurred prior to the commencement of the initial tax holiday, approximately $6,237,000, are available for carryforward to years following the expiration of the tax holiday. KMS has also been granted an additional ten-year tax holiday for its second and third plant sites in Malaysia. This new tax holiday had not yet commenced at January 3, 1999.

The Company has generated $59,059,000 of cumulative earnings for which no U.S. tax has been provided as of January 3, 1999. These earnings are considered to be permanently invested outside the United States.


NOTE 8.  TERM DEBT AND LINES OF CREDIT

The Company has borrowed $260,000,000 and $245,000,000 under its term debt and line of credit facilities at January 3, 1999 and December 28, 1997, respectively. At January 3, 1999, these borrowings incurred interest at 7.4% to 7.75%, with interest-only payments due quarterly.

The size of the Company's second quarter 1998 net loss resulted in a default under certain financial covenants contained in the Company's bank credit facilities. The Company is not in payment default under these credit facilities as all interest charges and fees associated with these facilities have been paid on their scheduled due dates. At the time of the covenant default the Company had $260,000,000 of debt outstanding against a total borrowing capacity of $345,000,000 under the various senior unsecured credit facilities. As a result of the covenant default, the Company's lenders withdrew the $85,000,000 in unused borrowing capacity. To date, the lenders have not accelerated any principal payments under the credit facilities. The Company is currently negotiating with its lenders for amendments to the existing credit facilities.

NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and short-term investments, accounts receivable and certain other liabilities on the Consolidated Balance Sheets approximate fair value at January 3, 1999 and December 28, 1997 due to the relatively short period to maturity of the instruments. The carrying value of the Company's debt borrowings on the Consolidated Balance Sheets approximated fair value as of December 28, 1997. As of January 3, 1999, the Company was in default of its debt covenants and the fair value of the Company's debt borrowings was approximately $251,000,000. The fair value of the bank borrowings was based on quoted market prices or pricing models using current market rates. See Note 1 for fair value of foreign currency hedge contracts.


NOTE 10.  LEASES AND COMMITMENTS

The Company leases certain production, research and administrative facilities under operating leases that expire at various dates between 1999 and 2007. Certain of these leases include renewal options varying from ten to twenty years.

At January 3, 1999, the future minimum commitments for all noncancellable operating leases are as follows (in thousands):

         1999                                              $5,769
         2000                                               4,778
         2001                                               4,820
         2002                                               4,815
         2003                                               4,815
         Thereafter                                        14,313
                                                    -------------
         Total minimum lease payments                     $39,310
                                                    =============

Rental expense for all operating leases amounted to $6,573,000, $8,047,000 and $4,838,000 in 1998, 1997 and 1996, respectively.

The Company has current noncancellable capital commitments of approximately $17,000,000.


NOTE 11.  RESTRUCTURING CHARGES

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

In the second quarter of 1998 several customers reduced orders for the Company's products in response to downward adjustments in their disk drive production build schedules. In light of the order reductions and the Company's expectation that the media industry's supply/demand imbalance would extend into 1999, the Company adjusted its expectations for the utilization of its installed production capacity. Based on this analysis of the Company's production capacity and its expectations of the media market over the remaining life of the Company's fixed assets, the Company concluded that it would not be able to recover the book value of those assets. As a result, the Company implemented a restructuring plan in June 1998 and recorded a charge of $187.8 million. This charge included an asset impairment charge and provisions for facility closure expenses and severance-related costs. The asset impairment component of the charge was $175.0 million and effectively reduced asset valuations to reflect the economic effect of recent industry price erosion for disk media and the projected underutilization of the Company's production equipment and facilities. Non-cash items in the restructuring/impairment charge totaled $175.0 million. The cash component of the total charge was $12.8 million.

The restructuring plan included reducing the Company's U.S. and Malaysian workforce and ceasing operations at its oldest San Jose, California plant. The restructuring charge included $4.1 million for severance costs (approximately 170 employees, primarily in the U.S.), $5.8 million related to equipment order cancellations and other equipment related costs, and $2.9 million for facility closure costs. Production equipment and leasehold improvements at the Company's U.S. and Malaysian facilities with a net book value of $562.8 million were written down to their fair value as a result of the impairment. The fair value of these assets was determined based upon the estimated future cash flows to be generated by the assets, discounted at a market rate of interest (15.8%).

The Company incurred lower facility closure costs than anticipated in its 1997 and 1998 restructuring charges. The oldest Milpitas plant was sublet sooner than anticipated and the Company reached a lease termination agreement with its landlord on the second Milpitas plant in the third quarter of 1998. The Company thereby avoided expected future rent payments and the cost of renovating the facility to its original lease condition. Additionally, the Company determined that it would not close its oldest San Jose, California facility at the expiration of its lease. The Company plans to devote the front-end operations in this facility for glass media development. Back-end operations in this facility ceased in the fourth quarter of 1998. As a result the Company will not incur costs to restore the facility to its original lease condition as contemplated in the restructuring charge. Higher costs for equipment order cancellations offset the lower facility closure costs. A total of 515 employees were in the restructuring activities. The following table summarizes these restructuring activities.

                                                Restructuring      Incurred
  (in millions)                                    Charges      Through 1/3/99
                                               ---------------- ----------------
  Asset impairment charge                               $175.0          $175.0
  Writedown net book value of equipment
    and leasehold improvements                            33.0            33.0
  Equipment order cancellations and other
    equipment related costs                               16.0            17.5
  Facility closure costs                                   8.0             2.2
  Severance costs                                          7.9             8.1

At January 3, 1999, $4,128,000 related to the restructuring activities remained in current liabilities. The Company has made cash payments totaling approximately $27,784,000 primarily for severance, equipment order cancellations and facility closure costs. The majority of the remaining liability, primarily for equipment order cancellations is expected to be settled through the use of cash by the end of 1999.


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

Other  transactions  between  Kobe or its  distributors  and the Company were as follows:
                                                                            Fiscal Year Ended
                                                                -------------------------------------------
                                                                    1998           1997           1996
                                                                -------------  -------------  -------------
                                                                              (in thousands)
Accounts payable to Kobe or its distributors:
    Beginning of year                                                 $4,830         $2,430         $3,302
        Purchases                                                     23,758         52,308         53,554
        Payments                                                     (26,789)       (49,908)       (54,426)
                                                                -------------  -------------  -------------
           End of year                                                $1,799         $4,830         $2,430
                                                                =============  =============  =============

NOTE 13.  UNCONSOLIDATED JOINT VENTURE

In 1987, the Company formed a partnership, Komag Technology Partners ("Partnership"), with the U.S. subsidiaries of two Japanese companies and simultaneously formed a subsidiary, Asahi Komag Co., Ltd. ("AKCL"). The Company contributed technology in exchange for a 50% interest in the Partnership. The Partnership and its subsidiary (joint venture) established a facility in Japan to manufacture and sell the Company's thin-film media products in Japan. AKCL also sells its products to the Company for resale outside of Japan. In 1996, the Company granted AKCL various licenses to sell its products to specified customers outside of Japan in exchange for a 5% royalty on these sales. The Company recorded approximately $1,989,000 and $1,388,000 of royalty in other income in 1998 and 1997, respectively.

The Company's share of the joint venture's net income (loss) was ($27,003,000), ($4,865,000) and $10,116,000 in 1998, 1997 and 1996, respectively.

Other transactions between the joint venture and the Company were as follows:
                                                                            Fiscal Year Ended
                                                                -------------------------------------------
                                                                    1998           1997           1996
                                                                -------------  -------------  -------------
                                                                               (in thousands)
Accounts receivable from joint venture:
    Beginning of year                                                 $4,053         $8,316         $4,906
        Sales                                                         15,799         95,302         69,311
        Cash receipts                                                (19,393)       (99,565)       (65,901)
                                                                -------------  -------------  -------------
           End of year                                                $  459         $4,053         $8,316
                                                                =============  =============  =============

Accounts payable to joint venture:
    Beginning of year                                                 $2,256         $  549         $  355
        Purchases                                                      4,153         14,686         12,145
        Payments                                                      (6,390)       (12,979)       (11,951)
                                                                -------------  -------------  -------------
           End of year                                                $   19         $2,256         $  549
                                                                =============  =============  =============

Equipment purchases by the Company from its joint venture partners were $14,458,000, $17,836,000 and $20,655,000 in 1998, 1997 and 1996, respectively.

Summary  combined  financial  information  for the  Partnership and AKCL for the years ended  December 31, 1998,  1997 and 1996,  and as of December 31, 1998 and
1997 is as follows. The subsidiary's total assets, liabilities,  revenues, costs and expenses approximate 100% of the combined totals.
                                                                       Fiscal Year Ended
                                                -------------------------------------------------
                                                    1998             1997              1996
                                                --------------  ----------------  ---------------
                                                                 (in thousands)
Summarized Statements of Operations:
     Net sales                                       $138,330          $186,474         $230,904
     Costs and expenses                               192,311           200,305          188,707
     Income tax provision (benefit)                        25            (4,101)          21,965
                                                --------------  ----------------  ---------------
        Net Income (loss)                            $(54,006)         $ (9,730)        $ 20,232
                                                ==============  ================  ===============

                                                                         Fiscal Year End
                                                                ---------------------------------
                                                                     1998              1997
                                                                ----------------  ---------------
                                                                          (in thousands)
Summarized Balance Sheets:
     Current assets                                                    $ 69,773         $ 63,512
     Noncurrent assets                                                  163,035          151,540
                                                                ----------------  ---------------
        Total Assets                                                   $232,808         $215,052
                                                                ================  ===============

     Current liabilities                                               $139,043         $115,106
     Long-term obligations                                               88,892           41,975
     Partners' capital                                                    4,873           57,971
                                                                ----------------  ---------------
        Total Liabilities and Partners' Capital                        $232,808         $215,052
                                                                ================  ===============

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

NOTE 15.  QUARTERLY SUMMARIES
(in thousands, except per share amounts, unaudited)
                                                                                            1998
                                          --------------------------------------------------------------------------------------
                                                    1st Quarter         2nd Quarter(1)         3rd Quarter           4th Quarter
                                          --------------------- -------------------- --------------------- ---------------------
Net sales                                             $ 76,057             $ 78,808              $ 81,314              $ 92,704
Gross profit (loss)                                    (31,595)             (35,637)               (2,803)                7,283
Net loss                                               (58,158)            (261,884)              (27,449)              (18,845)

Basic loss per share                                    ($1.10)              ($4.95)               ($0.51)               ($0.35)
Diluted loss per share                                  ($1.10)              ($4.95)               ($0.51)               ($0.35)

                                                                                            1997
                                          --------------------------------------------------------------------------------------
                                                    1st Quarter           2nd Quarter         3rd Quarter(2)         4th Quarter
                                          --------------------- -------------------- --------------------- ---------------------
Net sales                                             $167,242             $175,121              $129,694              $159,025
Gross profit                                            39,315               35,661                   202                18,368
Net income (loss)                                       17,799               11,677               (52,748)                1,169

Basic income (loss) per share                         $   0.34             $   0.22                ($1.01)             $   0.02
Diluted income (loss) per share                       $   0.33             $   0.22                ($1.01)             $   0.02

(1) Results for the second quarter of 1998 included a $187,768,000 restructuring charge which primarily related to an asset impairment charge of $175,000,000. The asset impairment charge effectively reduced asset valuations to reflect the economic effect of industry price erosion for disk media and projected underutilization of the Company's production equipment and facilities. Based on analysis of the Company's production capacity and its expectations of the media market over the remaining life of the Company's fixed assets, the Company concluded that it would not be able to recover the book value of those assets.

(2) Results for the third quarter of 1997 included a $52,157,000 restructuring charge to consolidate the Company's U.S. manufacturing operations.

NOTE 16.  SUBSEQUENT EVENT (UNAUDITED)

     In February 1999, the Company and Western Digital announced the signing of a letter of intent under which the Company will acquire Western Digital's disk media business for approximately $80 million of the Company's Common Stock (based on the market value of the Company's Common Stock at the time the letter of intent was signed). In addition, the Company will assume certain liabilities, mainly lease obligations related to production equipment and facilities. Terms of the strategic relationship include a three-year volume purchase agreement under which Western Digital will buy a substantial portion of its media from the Company. The Company plans to combine Western Digital's media group with its manufacturing operations over the next 18 months. Such action will relocate a portion of Western Digital's production equipment to the Company's offshore locations, thus more fully utilizing the Company's lower-cost Malaysian operations. At the time of this filing the Company and Western Digital were continuing to negotiate terms of the acquisition.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEMS 10, 11, 12 and 13.

         Items  10  through  13 of Part  III  will be  contained  in the  Komag,
Incorporated  Proxy  Statement for the Annual Meeting of Stockholders to be held
May 25,  1999  (the  "1999  Proxy  Statement"),  which  will be  filed  with the
Securities  and  Exchange  Commission  no later  than May 5,  1999.  The  cross-
reference table below sets forth the captions under which the responses to these items are found:
10-K Item     Description                                 Caption in 1999 Proxy Statement
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

11            Executive Compensation                      "Additional Information: Executive
                                                                Compensation and Related
                                                                Information"

12            Security Ownership of Certain Beneficial    "Additional Information: Principal
                  Owners and Management                         Stockholders"

13            Certain Relationships and Related           "Additional Information: Certain
                  Transactions                                  Relationships and Related
                                                                Transactions"

         The information set forth under the captions listed above, contained in the 1999 Proxy Statement, are hereby incorporated herein by reference in response to Items 10 through 13 of this Report on Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) List of Documents filed as part of this Report.

         1.  Financial Statements.

         The following consolidated financial statements of Komag, Incorporated are filed in Part II, Item 8 of this Report on Form 10-K:

Consolidated Statements of Operations--Fiscal Years 1998, 1997 and 1996 Consolidated Balance Sheets--January 3, 1999 and December 28, 1997 Consolidated Statements of Cash Flows--Fiscal Years 1998, 1997 and 1996 Consolidated Statements of Stockholders' Equity--Fiscal Years 1998, 1997 and 1996 Notes to Consolidated Financial Statements



         2.  Financial Statement Schedules.

         The following financial statement schedule of Komag, Incorporated is filed in Part IV, Item 14(d) of this report on Form 10-K:

Schedule II--Valuation and Qualifying Accounts

Report of Other Auditor
     --Report of Chuo Audit Corporation on Asahi Komag Co., Ltd.

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    3.  Exhibits.

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference from a similarly numbered exhibit filed with the Company's report on Form 10-Q for the quarter ended September 27, 1998).

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

10.1.3 Lease Agreement dated July 29, 1988 by and between Brokaw Interests and Komag, Incorporated (incorporated by reference from Exhibit 10.1.6 filed with the Company's report on Form 10-K for the year ended January 1, 1989).

10.1.4 Lease Agreement dated May 2, 1989 by and between Stony Point Associates I and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.1.6 filed with the Company's report on Form 10-K for the year ended December 31, 1989).

10.1.6 Second Amendment to Lease dated December 28, 1990 by and between Milpitas- Hillview and Komag, Incorporated (incorporated by reference from Exhibit 10.1.12 filed with the Company's report on Form 10-K for the year ended December 30, 1990).

10.1.7 First Amendment to Lease dated November 1, 1993 by and between Wells Fargo Bank et al and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.1.14 filed with the Company's report on Form 10-K for the year ended January 2, 1994).

10.1.9    Lease  Agreement  dated  August  4,  1995 by and  between  Great  Oaks
          Interests and Komag, Incorporated (incorporated by reference from Exhibit 10.1.12 filed with the Company's report on Form 10-Q for the quarter ended October 1, 1995).

10.1.10 First Amendment to Lease dated November 3, 1995 by and between Great Oaks Interests and Komag, Incorporated (incorporated by reference from
          Exhibit 10.1.10 filed with the Company's report on Form 10-K for the year ended December 29, 1996).

10.1.11 Lease Agreement (B10) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated (incorporated by reference from
          Exhibit 10.1.11 filed with the Company's report on Form 10-K for the year ended December 29, 1996).

10.1.12 Lease Agreement (B11) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated (incorporated by reference from
          Exhibit 10.1.12 filed with the Company's report on Form 10-K for the year ended December 29, 1996).

10.2      Form  of  Directors'   Indemnification   Agreement   (incorporated  by
          reference from Exhibit 10.9 filed with the Company's report on Form 10-K for the year ended December 30, 1990).

10.3.1 Joint Venture Agreement by and among Komag, Inc.; Asahi Glass Co., Ltd.; and Vacuum Metallurgical Company dated November 9, 1986, as amended January 7, 1987 and January 27, 1987 (incorporated by reference from Exhibit 10.10.1 filed with the Registration Statement on Form S-1--File No. 33-13663) (confidential treatment obtained as to certain portions).

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

10.3.5 Third Amendment to Joint Venture Agreement by and among Komag, Inc.; Asahi Glass Co., Ltd.; Vacuum Metallurgical Company; et al dated March 21, 1990 (incorporated by reference from Exhibit 10.10.5 filed with the Company's report on Form 10-K for the year ended December 31,
          1989).

10.3.6 Fourth Amendment to Joint Venture Agreement by and among Komag, Inc.; Asahi Glass Co., Ltd.; Vacuum Metallurgical Company; et al dated May 24, 1990 (incorporated by reference from Exhibit 10.10.11 filed with the Company's report on Form 10-K for the year ended January 1, 1995).

10.3.7 Fifth Amendment to Joint Venture Agreement by and among Komag, Inc., Asahi Glass Co., Ltd.; Vacuum Metallurgical Company; et al dated November 4, 1994 (incorporated by reference from Exhibit 10.10.12 filed with the Company's report on Form 10-K for the year ended January 1, 1995).

10.3.8 Joint Venture Agreement dated March 6, 1989 by and between Komag, Incorporated; Komag Material Technology, Inc.; and Kobe Steel USA Holdings Inc. (incorporated by reference from Exhibit 10.10.6 filed with the Company's report on Form 10-K for the year ended December 31,
          1989) (confidential treatment obtained as to certain portions).

10.3.9 Joint Development and Cross-License Agreement dated March 10, 1989 by and between Komag, Incorporated; Kobe Steel, Ltd.; and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.10.7 filed with the Company's report on Form 10-K for the year ended December 31,
          1989).

10.3.10 Blank Sales Agreement dated March 10, 1989 by and between Komag, Incorporated; Kobe Steel, Ltd.; and Komag Material Technology, Inc. (incorporated by reference from a similarly numbered exhibit filed with the Company's report on Form 10-K for the year ended December 31,
          1989).

10.3.11 Finished Substrate Agreement dated March 10, 1989 by and between Komag, Incorporated; Kobe Steel, Ltd.; and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.10.9 filed with the Company's report on Form 10-K for the year ended December 31, 1989) (confidential treatment obtained as to certain portions).

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

10.3.14 License Amendment Agreement among Komag, Incorporated; Komag Material Technology, Inc.; and Kobe Steel, Ltd. dated November 17, 1995 (incorporated by reference from a similarly numbered exhibit filed with the Company's report on Form 10-K for the year ended December 31,
          1995).

10.3.15 Substrate Sales Amendment Agreement among Komag, Incorporated; Komag Material Technology, Inc.; and Kobe Steel, Ltd. dated November 17, 1995 (incorporated by reference from a similarly numbered exhibit filed with the Company's report on Form 10-K for the year ended December 31, 1995).

10.3.16 Joint Venture Amendment Agreement among Komag, Incorporated; Komag Material Technology, Inc.; and Kobe Steel USA Holdings Inc. dated November 17, 1995 (incorporated by reference from a similarly numbered exhibit filed with the Company's report on Form 10-K for the year ended December 31, 1995) (confidential treatment obtained as to certain portions).

10.4.1 Restated 1987 Stock Option Plan, effective January 31, 1996 and forms of agreement thereunder (incorporated by reference from a similarly numbered exhibit filed with the Company's report on Form 10-Q for the quarter ended June 30, 1996).

10.4.2 Komag, Incorporated Management Bonus Plan As Amended and Restated January 22, 1997.

10.4.3 1988 Employee Stock Purchase Plan Joinder Agreement dated July 1, 1993 between Komag, Incorporated and Komag USA (Malaysia) Sdn. (incorporated by reference from Exhibit 10.11.11 filed with the Company's report on Form 10-K for the year ended January 2, 1994).

10.4.4    Komag,   Incorporated   Discretionary   Bonus  Plan  (incorporated  by
          reference from Exhibit 10.4.4 filed with the Company's report on Form 10-K for the year ended December 29, 1996).

10.4.5 Komag, Incorporated 1997 Supplemental Stock Option Plan Amended June 12, 1998.

10.5.1    Komag,   Incorporated  Deferred  Compensation  Plan  (incorporated  by reference from a similarly numbered exhibit filed with the Company's report on Form 10-K for the year ended January 1, 1995).

10.5.2 Amendment No. 1 to Komag, Incorporated Deferred Compensation Plan dated January 1, 1997 (incorporated by reference from Exhibit 10.5.2 filed with the Company's report on Form 10-K for the year ended December 29, 1996).

10.5.3 Komag Material Technology, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 10.11.12 filed with the Company's report on Form 10-Q for the Quarter ended October 1, 1995).

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

10.12 Credit Agreement between Komag, Incorporated and The Industrial Bank of Japan, Limited, San Francisco Agency dated December 15, 1995 (incorporated by reference from Exhibit 10.16 filed with the Company's report on Form 10-K for the year ended December 31, 1995).

10.13 First Amendment to Credit Agreement by and between Komag, Incorporated and The Industrial Bank of Japan, Limited, San Francisco Agency dated November 19, 1996 (incorporated by reference to Exhibit 10.17 filed with the Company's report on Form 10-K for the year ended December 29,
          1996).

10.14 Second Amendment to Credit Agreement by and between Komag, Incorporated and The Industrial Bank of Japan, Limited, San Francisco Agency dated January 31, 1997 (incorporated by reference to Exhibit
          10.18 filed with the Company's report on Form 10-K for the year ended December 29, 1996).

10.15 Credit Agreement between Komag, Incorporated and The Dai-Ichi Kangyo Bank, Limited, San Francisco Agency dated October 7, 1996 (incorporated by reference to Exhibit 10.19 filed with the Company's report on Form 10-K for the year ended December 29, 1996).

10.16 First Amendment to Credit Agreement between Komag, Incorporated and The Dai-Ichi Kangyo Bank, Limited, San Francisco Agency dated November 25, 1996 (incorporated by reference to Exhibit 10.20 filed with the Company's report on Form 10-K for the year ended December 29, 1996).

10.17 Credit Agreement dated as of February 7, 1997 among Komag, Incorporated, institutional lenders and The Industrial Bank of Japan, Limited, San Francisco Agency, as agent for the lenders(incorporated by reference to Exhibit 10.22 filed with the Company's report on Form 10-K for the year ended December 29, 1996).

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

10.20 Second Amendment to Amended and Restated Credit Agreement dated March 23, 1998 among Komag, Incorporated and BankBoston, N.A. as agent (incorporated by reference from Exhibit 10.20 filed with the Company's report on Form 10-Q for the quarter ended March 29, 1998).

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
September 12, 1995), 333-06081 (filed June 14, 1996), 333-23095 (filed March 11,
1997), 333-31297 (filed July 15, 1997) and 333-48867 (filed March 30, 1998).

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on this 31st day of March, 1999.

                               Komag, Incorporated

                                          By  /s/ Stephen C. Johnson
                                              ----------------------
                                                  Stephen C. Johnson
                                          President and Chief Executive Officer







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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

         Name                            Title                                       Date
  TU CHEN                          Chairman of the Board                       March 31, 1999
-----------------------              and Director
 (Tu Chen)


  STEPHEN C. JOHNSON               President and Chief Executive
----------------------                Officer
 (Stephen C. Johnson)                                                          March 31, 1999


  WILLIAM L. POTTS, JR.            Senior Vice President, Chief                March 31, 1999
------------------------             Financial Officer and Secretary
 (William L. Potts, Jr.)            (Principal Financial and
                                     Accounting Officer)


  CRAIG R. BARRETT                 Director                                    March 31, 1999
--------------------
 (Craig R. Barrett)


  CHRIS A. EYRE                    Director                                    March 31, 1999
-----------------
 (Chris A. Eyre)


  IRWIN FEDERMAN                   Director                                    March 31, 1999
-----------------
 (Irwin Federman)


  GEORGE A. NEIL                   Director                                    March 31, 1999
-----------------
 (George A. Neil)


  MAX PALEVSKY                     Director                                    March 31, 1999
---------------
 (Max Palevsky)


  ANTHONY SUN                      Director                                    March 31, 1999
--------------
 (Anthony Sun)


  MASAYOSHI TAKEBAYASHI            Director                                    March 31, 1999
------------------------
 (Masayoshi Takebayashi)


*By WILLIAM L. POTTS, JR.
   ----------------------
   (William L. Potts, Jr.,
     Attorney-in-Fact)


ITEM 14(d) FINANCIAL STATEMENT SCHEDULES

                                                    KOMAG, INCORPORATED
                                      Schedule II--VALUATION AND QUALIFYING ACCOUNTS
                                                      (in thousands)

Col. A                                                      Col. B          Col. C          Col. D           Col. E
------                                                      ------          ------          ------           ------
                                                                            Additions
                                                            Balance at      Charged to                       Balance
                                                            Beginning       Costs and                        at End
Description                                                 of Period       Expenses        Deductions       of Period
-----------                                                 ---------       --------        ----------       ---------
Year ended December 29, 1996
        Allowance for doubtful accounts                       $3,006        $(1,011)        $     11           $ 1,984
        Allowance for sales returns                            1,273          3,528(1)         3,698(2)          1,103
                                                          -------------   --------------  --------------- -----------------
                                                              $4,279        $ 2,517         $  3,709           $ 3,087
                                                          =============   ==============  =============== =================

Year ended December 28, 1997
        Allowance for doubtful accounts                       $1,984        $ 1,286             ($28)          $ 3,298
        Allowance for sales returns                            1,103          7,145(1)         7,122(2)          1,126
                                                          -------------   --------------  --------------- -----------------
           Sub total                                           3,087          8,431            7,094             4,424
        Restructuring liability                                    -         52,157(3)        40,904(4)         11,253
                                                          -------------   --------------  --------------- -----------------
                                                              $3,087        $60,588         $ 47,998           $15,677
                                                          =============   ==============  =============== =================

Year ended January 3, 1999
        Allowance for doubtful accounts                       $3,298        ($1,125)        $      8           $ 2,165
        Allowance for sales returns                            1,126          7,654(1)         8,098(2)            682
                                                          -------------   --------------  --------------- -----------------
           Sub total                                           4,424          6,529            8,106             2,847
        Restructuring liability                               11,253        187,768(5)       194,893(6)          4,128
                                                          -------------   --------------  --------------- -----------------
                                                             $15,677       $194,297         $202,999           $ 6,975
                                                          =============   ==============  =============== =================

(1)  Additions to the allowance for sales returns are netted against sales.
(2) Actual sales returns of subsequently scrapped product were charged against the allowance for sales returns. Actual sales returns of product that was subsequently tested and shipped to another customer were netted directly against sales.
(3) The Company recorded a restructuring charge of $52,157,000 to consolidate its U.S. manufacturing operations
(4) Charges against the restructuring liability included non-cash charges of $33,013,000 for the write-off of the net book value of equipment and leaseholds, and cash charges of approximately $7,891,000 for severance and equipment related costs.
(5) The Company recorded a restructuring charge of $187,768,000 which primarily related to an asset impairment charge due to industry price erosion for disk media and the projected underutilization of the Company's production equipment and facilities.
(6) Charges against the restructuring liability included non-cash charges of $175,000,000 for the asset impairment charge and cash charges of approximately $19,893,000 for severance and equipment related costs.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Asahi Komag Co., Ltd.

     We have audited the accompanying consolidated balance sheets of Asahi Komag Co., Ltd. and its subsidiary (the "Company") as of December 31, 1998 and 1997, and the consolidated statements of income, cash flows, and changes in equity for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles applicable in the United States of America.

     The consolidated financial statements as of and for the year ended December 31, 1998 have been translated into United States Dollars solely for the convenience of the reader. Our audit included the translation, and in our opinion such translation has been made in accordance with the basis stated in note 2h to the consolidated financial statements.

                             CHUO AUDIT CORPORATION

Tokyo, Japan

January 22, 1999

                      [This Page Intentionally Left Blank]