Form 10-Q
period 1999-04-04
KOMAG INC /DE/
filed 1999-05-14
CIK 813347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended April 4, 1999
                         Commission File Number 0-16852


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

                              Yes _X_     No ___.

On April 4, 1999, 53,920,523 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX

                               KOMAG, INCORPORATED


Page No.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

        Consolidated statements of operations--Three months
        ended April 4, 1999 and March 29, 1998 ............................... 3

        Consolidated balance sheets--April 4, 1999
        and January 3, 1999 .................................................. 4

        Consolidated statements of cash flows--Three months
        ended April 4, 1999 and March 29, 1998 ............................... 5

        Notes to consolidated financial statements--
        April 4, 1999 ..................................................... 6-10

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations .................... 11-17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ................................................... 18

Item 2. Changes in Securities ............................................... 18

Item 3. Defaults Upon Senior Securities ..................................... 18

Item 4. Submission of Matters to a Vote of Security Holders ................. 18

Item 5. Other Information ................................................... 18

Item 6. Exhibits and Reports on Form 8-K .................................... 18

SIGNATURES .................................................................. 19

PART I.   FINANCIAL INFORMATION

                                                         KOMAG, INCORPORATED
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (In Thousands, except per share data)
                                                             (Unaudited)

                                                                                                         Three Months Ended
                                                                                                     ------------------------------
                                                                                                      April 4             March 29
                                                                                                       1999                 1998
                                                                                                     ---------            ---------
Net sales                                                                                            $  90,013            $  76,057
Cost of sales                                                                                           89,266              107,652
                                                                                                     ---------            ---------
          GROSS PROFIT (LOSS)                                                                              747              (31,595)

Operating expenses:
     Research, development and engineering                                                              12,015               14,944
     Selling, general and administrative                                                                 5,478                4,611
                                                                                                     ---------            ---------
                                                                                                        17,493               19,555
                                                                                                     ---------            ---------
          OPERATING LOSS                                                                               (16,746)             (51,150)

Other income (expense):
     Interest income                                                                                     1,616                2,552
     Interest expense                                                                                   (5,004)              (4,554)
     Other, net                                                                                            661                4,323
                                                                                                     ---------            ---------
                                                                                                        (2,727)               2,321

Loss before income taxes, minority interest,                                                         ---------            ---------
   and equity in joint venture loss                                                                    (19,473)             (48,829)
Provision for income taxes                                                                                 400                 --
                                                                                                     ---------            ---------
Loss before minority interest and equity in
   joint venture loss                                                                                  (19,873)             (48,829)
Minority interest in net income (loss) of consolidated subsidiary                                          251                  (95)
Equity in net loss of unconsolidated joint venture                                                      (1,402)              (9,424)
                                                                                                     ---------            ---------
          NET LOSS                                                                                   $ (21,526)           $ (58,158)
                                                                                                     ---------            ---------


Basic loss per share                                                                                 $   (0.40)           $   (1.10)
                                                                                                     ---------            ---------
Diluted loss per share                                                                               $   (0.40)           $   (1.10)
                                                                                                     ---------            ---------

Number of shares used in basic computation                                                              53,915               52,875
                                                                                                     ---------            ---------
Number of shares used in diluted computation                                                            53,915               52,875
                                                                                                     ---------            ---------

                                           See notes to consolidated financial statements.

                                                         KOMAG, INCORPORATED
                                                     CONSOLIDATED BALANCE SHEETS
                                                           (In Thousands)

                                                                                                     April 4               January 3
                                                                                                      1999                   1999
                                                                                                    --------               --------
                                                                                                  (unaudited)               (note)
ASSETS
Current Assets
      Cash and cash equivalents                                                                       64,670                 64,467
      Short-term investments                                                                          61,000                 63,350
      Accounts receivable less allowances of
           $2,807 in 1999 and $2,847 in 1998                                                          45,016                 42,922
      Accounts receivable from related parties                                                           147                    512
      Inventories:
           Raw materials                                                                               7,853                  8,434
           Work-in-process                                                                             7,798                 10,672
           Finished goods                                                                             13,872                 14,534
                                                                                                    --------               --------
               Total inventories                                                                      29,523                 33,640
      Prepaid expenses and deposits                                                                    3,466                  4,348
      Income taxes receivable                                                                          2,216                  2,216
      Deferred income taxes                                                                            7,883                  7,883
                                                                                                    --------               --------
               Total current assets                                                                  213,921                219,338
Investment in Unconsolidated Joint Venture                                                              --                    1,399
Property, Plant and Equipment
      Land                                                                                             7,785                  7,785
      Building                                                                                       128,385                128,359
      Equipment                                                                                      692,140                686,169
      Furniture                                                                                       10,919                 10,911
      Leasehold Improvements                                                                          86,794                 86,565
                                                                                                    --------               --------
                                                                                                     926,023                919,789
      Less allowances for depreciation and amortization                                             (471,074)              (449,772)
                                                                                                    --------               --------
               Net property, plant and equipment                                                     454,949                470,017
Deposits and Other Assets                                                                              3,105                  3,341
                                                                                                    --------               --------
                                                                                                     671,975                694,095
                                                                                                    ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Current portion of long-term debt                                                              260,000                260,000
      Trade accounts payable                                                                          25,815                 27,274
      Accounts payable to related parties                                                              1,800                  1,848
      Accrued compensation and benefits                                                               15,290                 15,544
      Other liabilities                                                                                7,821                  7,382
      Income taxes payable                                                                               145                    134
                                                                                                    --------               --------
               Total current liabilities                                                             310,871                312,182
Deferred Income Taxes                                                                                 52,564                 52,564
Other Long-term Liabilities                                                                            1,551                  1,403
Minority Interest in Consolidated Subsidiary                                                           4,390                  4,139
Stockholders' Equity
      Preferred stock                                                                                   --                     --
      Common stock                                                                                       539                    539
      Additional paid-in capital                                                                     407,867                407,549
      Accumulated deficit                                                                           (106,386)               (84,860)
      Accumulated other comprehensive income                                                             579                    579
                                                                                                    --------               --------
               Total stockholders' equity                                                            302,599                323,807
                                                                                                    --------               --------
                                                                                                     671,975                694,095
                                                                                                    ========               ========

Note: The balance sheet at January 3, 1999 has been derived from the audited financial statements at that date.

                                                         KOMAG, INCORPORATED
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In Thousands)
                                                             (Unaudited)

                                                                                                           Three Months Ended
                                                                                                       ----------------------------
                                                                                                        April 4           March 29
                                                                                                          1999               1998
                                                                                                       ---------          ---------
OPERATING ACTIVITIES
      Net loss                                                                                         $ (21,526)         $ (58,158)
      Adjustments to reconcile net loss to net cash
          provided by operating activities:
            Depreciation and amortization                                                                 23,761             34,635
            Provision for losses on accounts receivable                                                       33               (838)
            Equity in net loss of unconsolidated joint venture                                             1,402              9,424
            (Gain) Loss on disposal of property, plant and equipment                                         222             (2,728)
            Deferred rent                                                                                    148                110
            Minority interest in net income (loss) of consolidated subsidiary                                251                (95)
            Changes in operating assets and liabilities:
                  Accounts receivable                                                                     (2,127)            30,738
                  Accounts receivable from related parties                                                   365              2,020
                  Inventories                                                                              4,117              6,216
                  Prepaid expenses and deposits                                                              879                (93)
                  Trade accounts payable                                                                  (1,459)           (13,991)
                  Accounts payable to related parties                                                        (48)            (4,100)
                  Accrued compensation and benefits                                                         (254)             3,264
                  Other liabilities                                                                          439                316
                  Income taxes receivable/payable                                                             11             21,055
                                                                                                       ---------          ---------
                           Net cash provided by operating activities                                       6,214             27,775

INVESTING ACTIVITIES
      Acquisition of property, plant and equipment                                                        (8,915)           (41,378)
      Purchases of short-term investments                                                                   --              (44,400)
      Proceeds from short-term investments at maturity                                                     2,350               --
      Proceeds from disposal of property, plant and equipment                                               --                4,930
      Deposits and other assets                                                                              236                291
                                                                                                       ---------          ---------
                         Net cash used in investing activities                                            (6,329)           (80,557)

FINANCING ACTIVITIES
      Increase in long-term obligations                                                                     --               15,000
      Sale of Common Stock, net of issuance costs                                                            318                836
                                                                                                       ---------          ---------
                         Net cash provided by financing activities                                           318             15,836

                      Increase (decrease) in cash and cash equivalents                                       203            (36,946)

      Cash and cash equivalents at beginning of year                                                      64,467            133,897
                                                                                                       ---------          ---------

                      Cash and cash equivalents at end of period                                       $  64,670          $  96,951
                                                                                                       =========          =========

                                           See notes to consolidated financial statements.

                               KOMAG, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  APRIL 4, 1999


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 4, 1999 are not necessarily indicative of the results that may be expected for the year ending January 2, 2000.

         The financial statements have been prepared on a going concern basis. The Report of Independent Auditors on the Company's financial statements for the year ended January 3, 1999 included in Form 10-K contained an explanatory paragraph which indicated substantial doubt about the Company's ability to continue as a going concern because of recent operating losses and lack of compliance with certain covenants of its various bank agreements. Such non-compliance constitutes and event of default under the agreements. The Company has not been in payment default under these credit facilities and has continued to pay all interest charges and other fees associated with these facilities on their scheduled due dates. Amounts outstanding under these unsecured credit agreements at April 4, 1999 amounted to $260 million. To date, the Company's lenders have not accelerated any principal payments under these facilities. The Company is currently negotiating with its lenders for amendments to its existing credit facilities. There can be no assurance that the Company will be able to obtain such amendments to its credit facilities on commercially reasonable terms. In the event that the Company does not successfully amend its credit facilities or restructure its debt obligations, the Company could be required to significantly reduce or possibly suspend its operations, and/or sell additional securities on terms that would be highly dilutive to current stockholders of the Company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999.

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


NOTE 2 - INVESTMENT IN DEBT SECURITIES

         The Company invests its excess cash in high-quality, short-term debt and equity instruments. None of the Company's investments in debt securities have maturities greater than one year. The following is a summary of the Company's investments by major security type at amortized cost which approximates fair value:


                                                             Apr 4        Jan 3
(in thousands)                                               1999         1999
                                                           --------     --------
Municipal auction rate preferred stock                     $ 61,000     $ 63,350
Corporate debt securities                                    31,186       33,765
Mortgage-backed securities                                   27,482       34,060
                                                           --------     --------
                                                           $119,668     $131,175
                                                           ========     ========

Amounts included in cash and cash equivalents              $ 58,668     $ 67,825
Amounts included in short-term investments                   61,000       63,350
                                                           --------     --------
                                                           $119,668     $131,175
                                                           ========     ========

         The Company utilizes zero-balance accounts and other cash management tools to invest all available funds including bank balances in excess of book balances.


NOTE 3 - INCOME TAXES

         The Company's income tax provision of approximately $0.4 million for the first quarter of 1999 primarily represents foreign withholding taxes. The Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS") received an extension of its initial five-year tax holiday for an additional five years commencing July 1998. KMS has also been granted a ten-year tax holiday for its second and third plant sites in Malaysia. The commencement date for this new tax holiday has not been determined as of May 13, 1999.

NOTE 4 - COMPREHENSIVE LOSS

         The following are the components of comprehensive loss:


                                                           Three Months Ended
                                                        -----------------------
                                                         Apr 4          Mar 29
                                                          1999           1998
                                                        --------       --------
(in thousands)
Net loss                                                $(21,526)      $(58,158)
Foreign currency translation adjustments                    --           (1,927)
                                                        --------       --------
Comprehensive loss                                      $(21,526)      $(60,085)
                                                        --------       --------

         Accumulated   foreign   currency   translation   adjustments   on   the
accompanying Consolidated Balance Sheets account for all of the Company's accumulated other comprehensive loss at April 4, 1999 and March 29, 1998.

NOTE 5 - LOSS PER SHARE

         The net loss per share was computed using only the weighted-average number of shares of common stock outstanding during the period. The following table sets forth the computation of net loss per share.


                                                         Three Months Ended
                                                      -------------------------
                                                       Apr 4            Mar 29
                                                        1999             1998
                                                      --------         --------
(in thousands, except per share amounts)

Numerator:  Net loss                                  $(21,526)        $(58,158)
                                                      --------         --------

Denominator for basic
       loss per share -
       weighted-average shares                          53,915           52,875
                                                      --------         --------

Effect of dilutive securities:
       Employee stock options                             --               --

Denominator for diluted
                                                      --------         --------
       loss per share                                   53,915           52,875
                                                      --------         --------

Basic loss per share                                  $  (0.40)        $  (1.10)
                                                      --------         --------

Diluted loss per share                                $  (0.40)        $  (1.10)
                                                      --------         --------

Incremental common shares attributable to the exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) of 2,077,738 and 882,687 for the three months ended April 4, 1999 and March 29, 1998, respectively, were not included in the net loss per share computation because the effect would be antidilutive.


NOTE 6 - USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE 7 - SUBSEQUENT EVENT

         In April 1999, the Company purchased the assets of Western Digital Corporation's media operations through the issuance of approximately 10.8 million shares of the Company's Common Stock, a note in the principal amount of $30.1 million, and cash consideration of $1.6 million. The shares issued in the transaction, which represent 16.7% of the Company's outstanding shares on a post-issuance basis, are unregistered and subject to trading restrictions. Western Digital may resell these shares in specified increments over a three and one-half year period under registration rights granted by the Company or under SEC rules after expiration of the required holding periods. Principal and interest accrued on the note are due in three years and the note is subordinated to the Company's senior credit facilities. In the event Western Digital realizes a return on its Komag equity holdings in excess of a targeted amount within three years, the excess amount will reduce the balance due under the note. The Company also assumed certain liabilities, mainly equipment and building leases, as part of the transaction. Additionally, the Company and Western Digital signed a volume purchase agreement under which the Company will supply a substantial portion of Western Digital's media needs over the next three years.

                               KOMAG, INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

         The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans," and similar expressions. While this outlook represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Due to a recently completed volume purchase agreement with Western Digital Corporation ("WDC"), the Company's results are more dependent on the relative success of WDC in the data storage market. Other factors that could cause actual results to differ include the following: disk consumption per drive based on the relative growth rates of areal density and overall storage usage; pricing levels determined by the continuing imbalance between supply and demand for disk products; growth rate of the merchant disk market as influenced by the level of captive disk production; structural changes within the disk media industry created by combinations, failures, and joint venture arrangements; unit volumes derived from new product qualifications; costs related to consolidation of the media operations of Komag and WDC; changes in manufacturing efficiencies, in particular product yields and material input costs; factory utilization levels, including absorption of the additional fixed manufacturing costs associated with the recently acquired WDC facilities; and capital expenditure levels required to maintain or acquire process equipment with capabilities to meet more stringent future product requirements. Moreover, the Company will need sufficient cash resources to operate efficiently. The Company's ability to raise additional funding will be affected by the status of the Company's credit facilities and the audit opinion for the Company's 1998 financial statements. Other risk factors that may affect the Company's financial performance are listed in the Company's various SEC filings, including its Form 10-K for the fiscal year ended January 3, 1999 which was filed on April 2, 1999. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Recent Development:

         In April 1999, the Company acquired the thin-film media operations of Western Digital Corporation (WDC). As part of the acquisition the Company and WDC also entered into a volume purchase agreement under which the Company will supply a substantial portion of WDC's thin-film media requirements. The Company expects that second quarter of 1999 unit sales from the combined operations will grow sequentially in the range of 20-35% compared to the Company's first quarter of 1999 results. The

Company expects that its fixed costs, including goodwill amortization, will increase by approximately $10-12 million per quarter. In addition, as part of the consolidation effort the Company extended job offers to approximately 50% of the WDC media employees and reduced its existing U.S. operations by approximately 8%. These actions resulted in a net increase of approximately 400 employees. These additional payroll and fixed costs, coupled with the projected volume growth, will widen the net loss for the second quarter of 1999 compared the net loss reported for the first quarter of 1999.

Overview:

         Adverse market conditions, which began in mid-1997, continued to impact the thin-film media market throughout 1998 and the first quarter of 1999. Demand for disk drives grew rapidly during the mid-1990s and industry forecasts were for continued strong growth. The Company and a majority of its competitors (both independent disk manufacturers and captive disk manufacturers owned by vertically integrated disk drive customers) committed to expansion programs in 1996 and substantially increased their media manufacturing capacity in 1997. In 1997 the rate of growth in demand for disk drives fell sharply. Disk drive manufacturers abruptly reduced orders for media from independent suppliers and relied more heavily on internal capacity to supply a larger proportion of their media requirements. The media industry's capacity expansion, coupled with the decrease in the rate of demand growth, has resulted in excess media production capacity. This excess media production capacity caused sharp declines in average selling prices for disk products as independent suppliers struggled to utilize their capacity.

         In addition to adversities caused by the excess supply of media, 1998 was a year of tremendous transition for the Company and the disk drive industry. Disk drive programs utilizing newer, more advanced, magnetoresistive ("MR") media and recording heads replaced older generation programs utilizing inductive media and heads. By the end of 1998 most disk drives were manufactured with MR components. The transition to MR disk drives has led to significant, unprecedented increases in areal density and, therefore, the amount of data that can be stored on a single disk platter. In the first quarter of 1999 the majority of the Company's 3 1/2-inch disks were capable of storing at least 4.3 gigabytes (GB) per platter. This product mix represents a 34% jump in disk capacity relative to a product mix of predominately 3.2 GB platters in the fourth quarter of 1998. Such increased storage capacity allows drive manufacturers to offer lower-priced disk drives at given capacity points, especially in the price-sensitive desktop segment, through the incorporation of fewer components into their disk drives. The rapid advancement in the storage capacity per disk platter has further slowed disk demand throughout the industry. According to industry market analysts, this resulting reduction in the average number of disks per drive will likely slow the growth rate of disk shipments below the growth rate of disk drives during 1999. The significant amount of captive capacity employed by certain disk drive manufacturers also continues to reduce the market opportunities for independent disk suppliers such as the Company.

Revenue:

         Net sales increased to $90.0 million in the first quarter of 1999, up 18% compared to $76.1 million in the first quarter of 1998. The year-over-year increase was due to the net effect of a 39% increase in unit sales volume and a 17% decrease in the overall average selling price. Net sales in first quarters of 1999 and 1998 included $4.0 million and $1.3 million of substrate sales, respectively. The Company periodically sells substrate products but does not currently anticipate that such sales will become a significant portion of its revenue. First quarter 1999 unit sales (excluding sales of substrate products) increased to 10.1 million disks from 7.2 million disks in the first quarter of 1998. Unit sales for the first quarter 1998 were unusually low due to weakened demand for desktop media products as several disk drive manufacturers sharply reduced their desktop product production during early 1998 in response to supply/demand imbalances within the industry. The severe pricing pressures generated by the continuing imbalance in supply and demand for thin-film media in the first quarter of 1999 resulted in the significant year-over-year decrease in the overall average selling price.

         In addition to sales of internally produced disk products, the Company has historically resold products manufactured by its 50%-owned Japanese joint venture, Asahi Komag Co., Ltd. (AKCL). Distribution sales of thin-film media manufactured by AKCL were negligible in the first quarter of 1999 and accounted for $2.4 million in the first quarter of 1998. The Company expects that distribution sales of AKCL product will be negligible for the remainder of 1999.

     During the first quarter of 1999 three customers accounted for approximately 90% of consolidated net sales: Western Digital Corporation (58%), Maxtor Corporation (22%) and International Business Machines (10%). The Company expects that it will continue to derive a substantial portion of its sales from relatively few customers. The distribution of sales among customers may vary from quarter to quarter based on the match of the Company's product capabilities with specific disk drive programs of customers. Additionally, as a result of the April 1999 acquisition of WDC's media operation and related volume purchase agreement, the Company's dependence on WDC will increase in the near term.

Gross Margin:

         The Company recorded a positive gross margin percentage of 0.8% in the first quarter of 1999 compared to a negative gross margin of 41.5% in the first quarter of 1998. The substantial improvement in the gross margin percentage resulted from the combination of improvements in manufacturing efficiencies, higher unit production volumes, and reductions in fixed manufacturing costs. These favorable manufacturing cost reductions more than offset the 17% decline in the overall average selling price. Manufacturing efficiency improvements included both improvements in production yields and reductions in product input costs. The Company produced 10.1 million units in the first quarter of

1999 compared to 6.5 million units in the first quarter of 1998. The higher unit production volume reduces the Company's unit cost as fixed costs are spread over more units. Additionally, fixed manufacturing costs were lower in the first quarter of 1999 as a result of a $175.0 million asset impairment charge recorded in June 1998. The asset impairment charge effectively reduced asset valuations to reflect the economic effect of industry price erosion for disk media and the projected underutilization of the Company's production equipment and facilities. Due to the reduced asset valuations depreciation expenses were approximately 30% lower in the first quarter of 1999 compared to the first quarter of 1998.

Operating Expenses:

         Research and development ("R&D") expenses decreased 19.6% ($2.9 million) to $12.0 million in the first quarter of 1999 relative to the comparable period of 1998. Decreased R&D staffing and lower facility and equipment costs (primarily due to the 1998 impairment charge) accounted for most of the decrease. Selling, general and administrative ("SG&A") expenses increased to $5.5 million in the first quarter of 1999 from $4.6 million in the first quarter of 1998. The increase was primarily due to higher bad debt provisions in the first quarter of 1999 relative to the first quarter of 1998. Excluding provisions for bad debt, SG&A expenses increased less than $0.1 million (0.3%).

Interest and Other Income/Expense:

         Interest income decreased $0.9 million in the first quarter of 1999 relative to the first quarter of 1998 due to a lower average cash and short-term investment balance in the current year period. Interest expense increased $0.5 million primarily due to a higher average interest rate in the first quarter of 1999 compared to the first quarter of 1998. Other income decreased $3.7 million in the first quarter of 1999 compared to the first quarter of 1998. Other income in first quarter 1998 included a $3.1 million gain on the sale of vacant land located in Milpitas, California.

Income Taxes:

         The Company's income tax provision of approximately $0.4 million for the first quarter of 1999 primarily represents foreign withholding taxes. No tax provision was recorded in the first quarter of 1998. The Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS"), received an extension of its initial five-year tax holiday for an additional five years commencing in July 1998. KMS has also been granted a ten-year tax holiday for its second and third plant sites in Malaysia. The commencement date for this new tax holiday has not been determined as of May 13, 1999.

Minority Interest in KMT/Equity in Net Income (Loss) of AKCL:

         The minority interest in the net income (loss) of consolidated subsidiary represented Kobe Steel USA Holdings Inc.'s ("Kobe USA's") 20% share of Komag Material

Technology, Inc.'s ("KMT's") net income (loss). KMT recorded net income of $1.3 million in the first quarter of 1999 compared to a $0.5 million net loss in the first quarter of 1998.

         The Company owns a 50% interest in AKCL and records its share of AKCL's net income (loss) as equity in net income (loss) of unconsolidated joint venture. The Company recorded a loss of $1.4 million as its equity in AKCL's net loss for the first quarter of 1999 compared to its equity in AKCL's net loss of $9.4 million recorded in the first quarter of 1998. The Company's share of AKCL's loss for the first quarter of 1999 was limited to the Company's remaining investment balance in AKCL of $1.4 million. The Company will not record its share of any continuing losses at AKCL as no investment balance remains. Assuming AKCL begins to report a net income in future periods, the Company will record its share of such income only to the extent by which the income exceeds the losses incurred subsequent to the date on which the investment balance became zero. AKCL's net loss for the first quarter of 1999 was $4.0 million compared to a net loss of $18.8 million in the first quarter of 1998. Higher production and sales volumes in the first quarter of 1999 accounted for the improved results.

Year 2000 Issue:

         Many computer systems were not designed to properly handle dates beyond the year 1999. Such systems were designed using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. Disruptions may also occur if key suppliers or customers experience disruptions in their ability to transact with the Company due to Year 2000 issues. The Company's global operations rely heavily on the infrastructures of the countries in which it conducts business. The Year 2000 readiness within infrastructure suppliers (utilities, government agencies such as customs, shipping organizations) will be critical to the Company's ability to avoid disruption of its operations. The Company is working with industry trade associations to evaluate the Year 2000 readiness of infrastructure suppliers. The Company has assessed its systems, equipment and processes and is currently testing these systems to determine the Company's Year 2000 readiness. The Company has committed personnel and resources to resolve potential Year 2000 issues and is working with key suppliers and customers to ensure their Year 2000 readiness.

         The Company's Year 2000 efforts are focused on three primary areas of potential impact: internal information technology ("IT") systems, internal non-IT systems, and the readiness of third parties with whom the Company has critical business relationships. Testing and remediation of internal IT and non-IT systems is approximately 60% complete. The Company expects to complete the testing and remediation for these systems by July 31, 1999. The Company has developed a process for identifying and assessing Year 2000 readiness of its critical suppliers. This process generally involves the following steps: initial supplier survey, follow-up supplier review, and contingency planning. The Company is following up with critical suppliers that either did not respond initially or whose responses were unsatisfactory. To date, the Company has received responses from a majority of its critical suppliers, most of whom have responded that they expect to address all of their significant Year 2000 issues on a timely basis.

         The Company currently believes that the remediation costs of the Year 2000 issue will not be material to the Company's results of operations or financial position. Cumulatively through May 10, 1999 the Company has incurred remediation costs of approximately $0.1 million. The Company does not separately track the internal costs incurred for the Year 2000 project (primarily the payroll cost for its information systems group). While the Company currently expects that the Year 2000 issue will not pose significant operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions could have material adverse consequences, including delays in the delivery or sales of products. Therefore, the Company is developing contingency plans for continuing operations in the event such problems arise. The Company intends to complete the contingency planning phase of its Year 2000 readiness by July 31, 1999.

         The Company is working to identify and analyze the most reasonably likely worst-case scenarios where it may be affected by Year 2000 related interruptions. These scenarios could include possible infrastructure collapse, the failure of power and water supplies, major transportation disruptions, unforeseen product shortages due to hoarding of material and supplies, and failures of communications and financial systems. Any one of these scenarios could have a major and material effect on the Company's ability to produce and deliver products to its customers. While the Company is developing contingency plans to address issues under its control, an infrastructure problem outside of its control or some combination of several of these problems could result in a delay in product shipments depending on the nature and severity of the problems. The Company would expect that most utilities and service providers would be able to restore service within days although more pervasive system problems involving multiple providers could last several weeks or longer depending on the complexity of the systems and the effectiveness of their contingency plans.

         The Company's products are not date sensitive and the Company expects that it will have limited exposure to product liability litigation resulting from Year 2000 related failures. Disk drive manufacturers have generally stated that disk drives as a stand-alone product are not date sensitive. However, disk drives using the Company's thin-film media products have been incorporated into computer systems which could experience Year 2000 related failures. The Company anticipates that litigation may be brought against suppliers of all component products of systems that are unable to properly handle Year 2000 issues.

Liquidity and Capital Resources:

         Cash and short-term investments of $125.7 million at the end of the first quarter of 1999 decreased $2.1 million from the end of the prior fiscal year. Working Capital decreased $4.1 million from the end of the prior fiscal year. Consolidated operating activities generated $6.2 million in cash during the first quarter of 1999. The $21.5 million operating loss for the first quarter of 1999, net of non-cash depreciation charges of $23.8 million, and the non-cash equity loss from AKCL of $1.4 million, provided $3.7 million. Changes in operating assets and liabilities provided $1.9 million. Improvements in operating cash flow were provided by reductions in inventory of $4.1 million and in prepaid expenses and deposits of $0.9 million. Increases in accounts receivable and reductions in accounts payable used $1.8 million and $1.5 million, respectively. The Company spent $8.9 million on capital requirements during the first quarter of 1999. Sales of Common Stock under the Company's stock programs generated $0.3 million.

         Total capital expenditures for 1999 are currently planned at approximately $60 million. Current noncancellable capital commitments total approximately $12 million. The size of the Company's second quarter of 1998 net loss has resulted in a default under certain financial covenants contained in the Company's various bank credit facilities. The Company currently has $260 million of unsecured bank borrowings outstanding. No additional borrowing capacity is available as a result of the technical default. The Company is not in payment default under any of its credit facilities. The Company is currently negotiating with its lenders for amendments to the existing credit facilities. If we successfully amend or restructure our credit facilities we will seek to have our auditors reissue their opinion without the going concern paragraph. There can be no assurance that the Company will be able to obtain such amendments to its credit facilities on commercially reasonable terms. If the Company does not successfully amend these credit facilities, it would remain in technical default of its bank loans and the lenders would retain their rights and remedies under the existing credit agreements. As long as the lenders choose not to accelerate any principal payments, the Company would continue to operate in default for the near term. However, the Company will likely need to raise additional funds to restructure its debt obligations and to operate its business for the long term.

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

PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings-Not Applicable.

         ITEM 2. Changes in Securities-Not Applicable.

         ITEM 3. Defaults Upon Senior Securities-

                  The size of the Company's second quarter of 1998 net loss has resulted in a default under certain financial covenants contained in the Company's various bank credit facilities. The Company currently has $260 million of unsecured bank borrowings outstanding. No additional borrowing capacity is available as a result of the technical default. The Company is not in payment default under any of its credit facilities. The Company is currently negotiating with its lenders for amendments to the existing credit facilities.

         ITEM 4. Submission of Matters to a Vote of Security Holders-Not Applicable.

         ITEM 5. Other Information-Not Applicable.

         ITEM 6. Exhibits and Reports on Form 8-K

                  (a) Exhibit 27--Financial Data Schedule.

                  (b) On April 16,  1999 the Company  filed Form 8-K  containing the contents of its press release dated April 9, 1999 entitled "Komag and Western Digital Complete Strategic Transaction for Disk Media Manufacturing".

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               KOMAG, INCORPORATED
                                  (Registrant)


DATE:  May 14, 1999                 BY: /s/ William L. Potts, Jr.
     ----------------                  ---------------------------
                                       William L. Potts, Jr.
                                       Senior Vice President and
                                       Chief Financial Officer



DATE:  May 14, 1999                 BY:  /s/ Stephen C. Johnson
     ----------------                  ---------------------------
                                       Stephen C. Johnson
                                       President and
                                       Chief Executive Officer