Form 10-Q
period 1999-07-04
KOMAG INC /DE/
filed 1999-08-04
CIK 813347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 4, 1999
                         Commission File Number 0-16852



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

     On July 4, 1999, 65,448,887 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX

                               KOMAG, INCORPORATED


                                                                        Page No.
PART I.        FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

         Consolidated statements of operations--Three- and six-months
         ended July 4, 1999 and June 28, 1998 ............................    3

         Consolidated balance sheets--July 4, 1999
         and January 3, 1999 .............................................    4

         Consolidated statements of cash flows--Six months
         ended July 4, 1999 and June 28, 1998 ............................    5

         Notes to consolidated financial statements--
         July 4, 1999 .................................................... 6-11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ...................12-21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................   22

Item 2.  Changes in Securities ...........................................   22

Item 3.  Defaults Upon Senior Securities .................................   22

Item 4.  Submission of Matters to a Vote of Security Holders .............22-23

Item 5.  Other Information ...............................................   24

Item 6.  Exhibits and Reports on Form 8-K ................................   24

SIGNATURES ..............................................................    25

PART I.   FINANCIAL INFORMATION


                                                         KOMAG, INCORPORATED
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (In thousands, except per share data)
                                                             (Unaudited)

                                                                             Three Months Ended                Six Months Ended
                                                                          -------------------------       -------------------------
                                                                             July 4         June 28          July 4         June 28
                                                                               1999            1998            1999            1998
                                                                          ---------       ---------       ---------       ---------
Net Trade Sales                                                           $  23,913       $  78,808       $ 113,926       $ 154,865
Net Sales to Related Party                                                   69,313            --            69,313            --
                                                                          ---------       ---------       ---------       ---------
          NET SALES                                                          93,226          78,808         183,239         154,865

Cost of sales                                                                97,857         114,445         187,123         222,097
                                                                          ---------       ---------       ---------       ---------
          GROSS PROFIT (LOSS)                                                (4,631)        (35,637)         (3,884)        (67,232)

Operating expenses:
     Research, development and engineering                                   12,151          18,085          24,166          33,029
     Selling, general and administrative                                      5,612           4,942          11,090           9,553
     Amortization of Intangibles                                              7,359            --             7,359            --
     Restructuring charges                                                    4,321         187,768           4,321         187,768
                                                                          ---------       ---------       ---------       ---------
                                                                             29,443         210,795          46,936         230,350
                                                                          ---------       ---------       ---------       ---------
          OPERATING LOSS                                                    (34,074)       (246,432)        (50,820)       (297,582)

Other income (expense):
     Interest income                                                          1,345           2,381           2,961           4,933
     Interest expense                                                        (5,935)         (4,755)        (10,939)         (9,309)
     Other, net                                                                 869            (409)          1,530           3,914
                                                                          ---------       ---------       ---------       ---------
                                                                             (3,721)         (2,783)         (6,448)           (462)
Loss before income taxes, minority interest,
                                                                          ---------       ---------       ---------       ---------
   and equity in joint venture loss                                         (37,795)       (249,215)        (57,268)       (298,044)
Provision for income taxes                                                      350             703             750             703
                                                                          ---------       ---------       ---------       ---------
Loss before minority interest and equity in
   joint venture loss                                                       (38,145)       (249,918)        (58,018)       (298,747)
Minority interest in net income of consolidated subsidiary                       89             592             340             497
Equity in net loss of unconsolidated joint venture                             --           (11,374)         (1,402)        (20,798)
                                                                          ---------       ---------       ---------       ---------
          NET LOSS                                                        $ (38,234)      $(261,884)      $ (59,760)      $(320,042)
                                                                          =========       =========       =========       =========


Basic loss per share                                                      $   (0.60)      $   (4.95)      $   (1.01)      $   (6.05)
                                                                          =========       =========       =========       =========
Diluted loss per share                                                    $   (0.60)      $   (4.95)      $   (1.01)      $   (6.05)
                                                                          =========       =========       =========       =========

Number of shares used in basic computation                                   64,246          52,916          59,080          52,866
                                                                          =========       =========       =========       =========
Number of shares used in diluted computation                                 64,246          52,916          59,080          52,866
                                                                          =========       =========       =========       =========

                                           See notes to consolidated financial statements.

                                                         KOMAG, INCORPORATED
                                                     CONSOLIDATED BALANCE SHEETS
                                                           (In thousands)

                                                                                                      July 4              January 3
                                                                                                        1999                   1999
                                                                                                   ---------              ---------
ASSETS                                                                                            (unaudited)               (note)
Current Assets
       Cash and cash equivalents                                                                   $  30,506              $  64,467
       Short-term investments                                                                         63,965                 63,350
       Accounts receivable (including $40,295 and
         $512 due from related parties in 1999
         and 1998, respectively) less allowances
         of $3,076 in 1999 and $2,847 in 1998                                                         51,682                 43,434
       Inventories:
            Raw materials                                                                              6,625                  8,434
            Work-in-process                                                                           11,913                 10,672
            Finished goods                                                                            25,728                 14,534
                                                                                                   ---------              ---------
                  Total inventories                                                                   44,266                 33,640
       Prepaid expenses and deposits                                                                   4,214                  4,348
       Income taxes receivable                                                                         2,216                  2,216
       Deferred income taxes                                                                           7,883                  7,883
                                                                                                   ---------              ---------
                  Total current assets                                                               204,732                219,338
Investment in Unconsolidated Joint Venture                                                              --                    1,399
Property, Plant and Equipment
       Land                                                                                            7,785                  7,785
       Building                                                                                      129,344                128,359
       Equipment                                                                                     704,884                686,169
       Furniture                                                                                      10,921                 10,911
       Leasehold Improvements                                                                         86,780                 86,565
                                                                                                   ---------              ---------
                                                                                                     939,714                919,789
       Less allowances for depreciation and amortization                                            (495,734)              (449,772)
                                                                                                   ---------              ---------
                  Net property, plant and equipment                                                  443,980                470,017
Net Intangible Assets                                                                                 77,258                   --
Deposits and Other Assets                                                                              2,629                  3,341
                                                                                                   ---------              ---------
                                                                                                   $ 728,599              $ 694,095
                                                                                                   =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Current portion of long-term debt                                                           $ 260,000              $ 260,000
       Trade accounts payable                                                                         27,465                 27,274
       Accounts payable to related parties                                                             1,854                  1,848
       Accrued compensation and benefits                                                              16,446                 15,544
       Other liabilities                                                                              27,337                  7,382
       Income taxes payable                                                                              163                    134
                                                                                                   ---------              ---------
                  Total current liabilities                                                          333,265                312,182
Note Payable to Related Party                                                                         21,186                   --
Deferred Income Taxes                                                                                 52,564                 52,564
Other Long-term Liabilities                                                                           16,230                  1,403
Minority Interest in Consolidated Subsidiary                                                           4,479                  4,139
Stockholders' Equity
       Preferred stock                                                                                  --                     --
       Common stock                                                                                      654                    539
       Additional paid-in capital                                                                    444,262                407,549
       Accumulated deficit                                                                          (144,620)               (84,860)
       Accumulated other comprehensive income                                                            579                    579
                                                                                                   ---------              ---------
                  Total stockholders' equity                                                         300,875                323,807
                                                                                                   ---------              ---------
                                                                                                   $ 728,599              $ 694,095
                                                                                                   =========              =========

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

                                                         KOMAG, INCORPORATED
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                             (Unaudited)

                                                                                                             Six Months Ended
                                                                                                       ----------------------------
                                                                                                          July 4            June 28
                                                                                                            1999               1998
                                                                                                       ---------          ---------
OPERATING ACTIVITIES
      Net loss                                                                                         $ (59,760)         $(320,042)
      Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
            Depreciation and amortization                                                                 48,608             68,496
            Amortization of Intangibles                                                                    7,359               --
            Provision for losses on accounts receivable                                                      225             (1,320)
            Equity in net loss of unconsolidated joint venture                                             1,402             20,798
            (Gain) Loss on disposal of property, plant and equipment                                         229             (1,116)
            Impairment charge related to property, plant and equipment                                      --              175,000
            Deferred rent                                                                                  1,095                216
            Minority interest in net income of consolidated subsidiary                                       340                497
            Changes in operating assets and liabilities:
                  Accounts receivable                                                                     31,310             46,184
                  Accounts receivable from related parties                                               (39,783)             3,997
                  Inventories                                                                             (8,477)            16,273
                  Prepaid expenses and deposits                                                              131              1,000
                  Trade accounts payable                                                                     191             (8,696)
                  Accounts payable to related parties                                                          6             (2,434)
                  Accrued compensation and benefits                                                          902              1,853
                  Other liabilities                                                                       (1,482)             2,971
                  Income taxes receivable                                                                     29             22,180
                  Restructuring liability                                                                   (367)             7,779
                                                                                                       ---------          ---------
                           Net cash provided by (used in) operating activities                           (18,042)            33,636

INVESTING ACTIVITIES
      Acquisition of property, plant and equipment                                                       (17,564)           (74,329)
      Purchases of short-term investments                                                                 (1,965)           (38,300)
      Proceeds from short-term investments at maturity                                                     1,350               --
      Proceeds from disposal of property, plant and equipment                                                 30              5,325
      Deposits and other assets                                                                              (25)               414
                                                                                                       ---------          ---------
                         Net cash used in investing activities                                           (18,174)          (106,890)

FINANCING ACTIVITIES
      Increase in long-term obligations                                                                     --               15,000
      Sale of Common Stock, net of issuance costs                                                          2,255              3,585
                                                                                                       ---------          ---------
                         Net cash provided by financing activities                                         2,255             18,585

                      Increase (decrease) in cash and cash equivalents                                   (33,961)           (54,669)

      Cash and cash equivalents at beginning of year                                                      64,467            133,897
                                                                                                       ---------          ---------

                      Cash and cash equivalents at end of period                                       $  30,506          $  79,228
                                                                                                       =========          =========

                                           See notes to consolidated financial statements.

                               KOMAG, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 4, 1999


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended July 4, 1999 are not necessarily indicative of the results that may be expected for the year ending January 2, 2000.

         The financial statements have been prepared on a going concern basis. The Report of Independent Auditors on the Company's financial statements for the year ended January 3, 1999 included in the Company's Annual Report on Form 10-K contained an explanatory paragraph which indicated substantial doubt about the Company's ability to continue as a going concern because of recent operating losses and lack of compliance with certain covenants of its various bank agreements. Such non-compliance constitutes an event of default under the agreements. The Company has not been in payment default under these credit facilities and has continued to pay all interest charges and other fees associated with these facilities on their scheduled due dates. Amounts outstanding under these unsecured credit agreements at July 4, 1999 amounted to $260 million. To date, the Company's lenders have not accelerated any principal payments under these facilities. The Company is currently negotiating with its lenders for amendments to its existing credit facilities. There can be no assurance that the Company will be able to obtain such amendments to its credit facilities on commercially reasonable terms. In the event that the Company does not successfully amend its credit facilities or restructure its debt obligations, the Company could be required to significantly reduce or possibly suspend its operations, and/or sell additional securities on terms that would be highly dilutive to current stockholders of the Company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999.

         The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three- and six-month reporting periods included in this report are comprised of thirteen and twenty-six weeks, respectively.


NOTE 2 - INVESTMENT IN DEBT SECURITIES

         The Company invests its excess cash in high-quality, short-term debt and equity instruments. None of the Company's investments in debt securities have maturities greater than one year. The following is a summary of the Company's investments by major security type at amortized cost which approximates fair value:


                                                              Jul 4        Jan 3
(in thousands)                                                 1999         1999
                                                           --------     --------
Municipal auction rate preferred stock                     $ 62,000     $ 63,350
Corporate debt securities                                     9,526       33,765
Mortgage-backed securities                                   23,181       34,060
                                                           --------     --------
                                                           $ 94,707     $131,175
                                                           ========     ========

Amounts included in cash and cash equivalents              $ 30,742     $ 67,825
Amounts included in short-term investments                   63,965       63,350
                                                           --------     --------
                                                           $ 94,707     $131,175
                                                           ========     ========


         The Company utilizes zero-balance accounts and other cash management tools to invest all available funds including bank balances in excess of book balances.


NOTE 3 - INCOME TAXES

         The Company's income tax provisions of approximately $0.4 million and $0.8 million for the three- and six-month periods ended July 4, 1999 primarily represent foreign withholding taxes. The Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS") received an extension of its initial five-year tax holiday for an additional five years commencing July 1998. KMS has also been granted a ten-year tax holiday for its second and third plant sites in Malaysia. The commencement date for this new tax holiday has not been determined as of August 4, 1999.

NOTE 4 - COMPREHENSIVE LOSS

         The following are the components of comprehensive loss:

                                                                  Three Months Ended                       Six Months Ended
                                                           ------------------------------            ------------------------------
                                                              July 4              June 28               July 4              June 28
                                                                1999                 1998                 1999                 1998
                                                           ---------            ---------            ---------            ---------
(in thousands)
Net loss                                                   $ (38,234)           $(261,884)           $ (59,760)           $(320,042)
Foreign currency translation adjustments                        --                   (633)                --                 (2,560)
                                                           ---------            ---------            ---------            ---------
Comprehensive loss                                         $ (38,234)           $(262,517)           $ (59,760)           $(322,602)
                                                           =========            =========            =========            =========


         Accumulated   foreign   currency   translation   adjustments   on   the
accompanying Consolidated Balance Sheets account for all of the Company's accumulated other comprehensive loss at July 4, 1999 and January 3, 1999.


NOTE 5 - LOSS PER SHARE

         The net loss per share was computed using only the weighted-average number of shares of common stock outstanding during the period. The following table sets forth the computation of net loss per share.

                                                                 Three Months Ended                          Six Month Ended
                                                           ------------------------------            ------------------------------
                                                              July 4              June 28               July 4              June 28
                                                                1999                 1998                 1999                 1998
                                                           ---------            ---------            ---------            ---------
(in thousands, except per share amounts)
Numerator:  Net loss                                       $ (38,234)           $(261,884)           $ (59,760)           $(320,042)
                                                           ---------            ---------            ---------            ---------

Denominator for basic
       loss per share -
       weighted-average shares                                64,246               52,916               59,080               52,866
                                                           ---------            ---------            ---------            ---------

Effect of dilutive securities:
       Employee stock options                                   --                   --                   --                   --

Denominator for diluted
                                                           ---------            ---------            ---------            ---------
       loss per share                                         64,246               52,916               59,080               52,866
                                                           ---------            ---------            ---------            ---------

Basic loss per share                                       $   (0.60)           $   (4.95)           $   (1.01)           $   (6.05)
                                                           =========            =========            =========            =========

Diluted loss per share                                     $   (0.60)           $   (4.95)           $   (1.01)           $   (6.05)
                                                           =========            =========            =========            =========

         Incremental common shares attributable to the exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) of 60,803 and 412,795 for the three months ended July 4, 1999 and June 28, 1998, respectively, and of 1,069,004 and 620,610 for the six months ended July 4, 1999 and June 28, 1998, respectively, were not included in the net loss per share computation because the effect would be antidilutive.


NOTE 6 - USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE 7 - PURCHASE OF WESTERN DIGITAL CORPORATION'S MEDIA OPERATIONS

         In April 1999, the Company purchased the assets of Western Digital Corporation's ("WDC's") media operations through the issuance of approximately
10.8 million shares of the Company's Common Stock and a note in the principal amount of $30.1 million. The shares issued in the transaction, which represented 16.7% of the Company's outstanding shares on a post-issuance basis, are unregistered and subject to trading restrictions. WDC may resell these shares in specified increments over a three and one-half year period under registration rights granted by the Company or under SEC rules after expiration of the required holding periods. Principal and interest accrued on the note are due in three years and the note is subordinated to the Company's senior credit facilities. In the event WDC realizes a return on its Komag equity holdings in excess of a targeted amount within three years, the excess amount will reduce the balance due under the note. The Company discounted the principal amount of the subordinated note payable to $21.2 million based on the Company's estimated incremental borrowing rate of 18% for this class of financial instrument.

         Additionally, the Company and WDC signed a volume purchase agreement under which the Company agreed to supply a substantial portion of WDC's media needs over the next three years. Under the volume purchase agreement WDC began to purchase substantially all of its media requirements from the Company after the closing date. The Company initially expected that second quarter 1999 unit sales from the combined operations would grow sequentially in the range of 20-35% compared to the Company's first quarter of 1999 results. Actual unit shipments for the second quarter fell considerably short of these expectations as customer order reductions (including those from WDC) and lower-than-expected volumes on certain new product programs restricted sequential unit sales growth to approximately 10%. In response to competitive market conditions the Company's customers reduced the number of disks per drive to support the delivery of lower priced disk drives to the rapidly expanding, low-cost segment of the PC market. These customer actions, the continuing imbalance between the supply and demand for disk products, and the lack of new data-intensive applications continue to depress the Company's financial performance. Due to this weak unit demand the Company closed the former WDC media operation at the end of June 1999, nearly fifteen months ahead of the Company's original transition plan.

         The Company's acquisition of WDC's media operation was recorded in the second quarter of 1999 as a business combination using the purchase method of accounting. Under this method the Company recorded the following (in millions):


Purchase Price Paid:
       Common Stock                                                  $  34.6
       Note Payable                                                     21.2
                                                                     -------
Direct Costs                                                         $  55.8
                                                                     =======

Assets Acquired:
       Goodwill                                                      $  79.2
       Volume Purchase Agreement                                         4.7
       Equipment                                                         5.3
       Inventory                                                         2.1
Liabilties Assumed:
       Remaining Lease Obligations
          for Equipment Removed
          from Service                                                 (26.5)
       Facility Closure Costs                                           (5.6)
       Purchase Order Cancellation
          Liabilities                                                   (2.6)
       Other Liabilities                                                (0.8)
                                                                     -------
Net Assets Acquired                                                  $  55.8
                                                                     =======


         The Company recognized goodwill and other intangibles in the amount of $83.9 million in connection with the acquisition of WDC's media operations. Goodwill typically reflects the difference between the fair value of the assets acquired and consideration paid. Under purchase accounting rules the Company also recorded liabilities that increased the amount of goodwill recognized. These liabilities included estimated costs for the closure of the former WDC media operation as well as costs related to the remaining lease obligations for equipment taken out of service due to the closure. The Company is amortizing the goodwill over the three-year life that coincides with the term of the Company's volume purchase agreement with WDC.

         During the second quarter of 1999 the Company paid approximately $2.9 million against these liabilities primarily for equipment lease obligations ($2.4 million) and other liabilities ($0.5 million). Equipment lease obligations are expected to be paid monthly through mid-2002. At July 4, 1999 the current portion of the equipment lease obligations was approximately $10.3 million. Facility closure costs, purchase order cancellation costs and other liabilities associated with the WDC transaction are expected to be paid by mid-2000.

                               KOMAG, INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

         The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These statements may be identified by the use of words such as "expects,"
"anticipates," "intends," "plans," and similar expressions. While this discussion represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. In particular, the actions taken to restructure it U.S. operations might disrupt the Company's ability to execute against customer obligations and operational improvement plans. Such failures to execute would jeopardize the anticipated improvements in the Company's financial performance outlined below. Due to the volume purchase agreement with Western Digital Corporation ("WDC"), the Company's results continue to remain highly dependent on the relative success of WDC in the data storage market. Other factors that could cause actual results to differ include the following: disk consumption per drive based on the relative growth rates of areal density and overall storage usage; pricing levels determined by the continuing imbalance between supply and demand for disk products; growth rate of the merchant disk market as influenced by the level of captive disk production; structural changes within the disk media industry created by combinations, failures, and joint venture arrangements; unit volumes derived from new product qualifications; changes in manufacturing efficiencies, in particular product yields and material input costs; factory utilization levels; and capital expenditure levels required to maintain or acquire process equipment with capabilities to meet more stringent future product requirements. Moreover, the Company must maintain sufficient cash resources to operate efficiently. The Company's ability to raise additional funding, if required, will be dependent upon improvement in the Company's financial performance and the status of the Company's credit facilities. Improvement in the Company's financial performance remains highly dependent on macro industry fundamentals. Other risk factors that may affect the Company's financial performance are listed in the Company's various SEC filings, including its Form 10-K for the fiscal year ended January 3, 1999 which was filed on April 2, 1999. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview:

         Adverse market conditions, which began in mid-1997, continued to impact the thin-film media market throughout 1998 and the first half of 1999. Demand for disk drives grew rapidly during the mid-1990s and industry forecasts were for continued strong growth. The Company and a majority of its competitors (both independent disk manufacturers and captive disk manufacturers owned by vertically integrated disk drive customers) committed to expansion programs in 1996 and substantially increased their media manufacturing capacity in 1997. In 1997 the rate of growth in demand for disk drives fell. Disk drive manufacturers abruptly reduced orders for media from independent suppliers and relied more heavily on internal capacity to supply a larger proportion of their media requirements. The media industry's capacity expansion, coupled with the decrease in the rate of demand growth, has resulted in excess media production capacity. This excess media production capacity caused sharp declines in average selling prices for disk products as independent suppliers struggled to utilize their capacity.

         In addition to adversities caused by the excess supply of media, 1998 was a year of tremendous transition for the Company and the disk drive industry. Disk drive programs utilizing newer, more advanced, magnetoresistive ("MR") media and recording heads replaced older generation programs utilizing inductive media and heads. By the end of 1998 most disk drives were manufactured with MR components. The transition to MR disk drives has led to significant, unprecedented increases in areal density and, therefore, the amount of data that can be stored on a single disk platter. In the first and second quarters of 1999 the majority of the Company's 3 1/2-inch disks were capable of storing at least
4.3 gigabytes (GB) per platter. This represented a 34% increase in disk capacity relative to a product mix of predominately 3.2 GB platters in the fourth quarter of 1998. The Company expects 3 1/2-inch disks capable of storing 6.8 GB per platter will account for the majority of the Company's unit shipments during the second half of 1999. Increased disk storage capacity per disk allows drive manufacturers to offer lower-priced disk drives at given capacity points, especially in the price-sensitive desktop segment, through the incorporation of fewer components into their disk drives. The rapid advancement in storage capacity per disk platter has further slowed disk demand throughout the industry. According to industry market analysts, this resulting reduction in the average number of disks per drive will likely slow the growth rate of disk shipments below the growth rate of disk drives during 1999. The significant amount of captive capacity employed by certain disk drive manufacturers also continues to reduce the market opportunities for independent disk suppliers such as the Company.

         In April 1999, the Company acquired the thin-film media operations of Western Digital Corporation ("WDC"). As part of the acquisition the Company and WDC also entered into a volume purchase agreement under which the Company agreed to supply a substantial portion of WDC's thin-film media requirements. Under the volume purchase agreement WDC began to purchase substantially all of its media requirements from the Company after the closing date. The Company initially expected that second quarter 1999 unit sales from the combined operations would grow sequentially in the range of 20-35% compared to the Company's first quarter of 1999 results. Actual unit shipments for the second quarter fell considerably short of these expectations as customer order reductions (including those from WDC) and lower-than-expected volumes on certain new product programs restricted sequential unit sales growth to approximately 10%. In response to competitive market conditions the Company's customers reduced the number of disks per drive to support the delivery of lower priced disk drives to the rapidly expanding, low-cost segment of the PC market. These customer actions, the continuing imbalance between the supply and demand for disk products, and the lack of new data-intensive applications continue to depress the Company's financial performance. Due to this weak unit demand the Company closed the former WDC media operation at the end of June 1999, nearly fifteen months ahead of the Company's original transition plan.

         Disk industry conditions remain very difficult. Increased storage capacity per disk is limiting growth in unit volumes while excess production capacity within the disk industry continues to push average selling prices for disk products lower. As a result of these negative industry trends the Company has reduced its expectations for revenue growth in the immediate future. In July 1999, the Company implemented a reorganization of its U.S. operations which will result in a reduction of approximately one-third of its U.S. employees. The Company's U.S. operations will focus on activities related to research, process development, product prototyping, and pilot production. Due to the revised expectations for slower growth in unit volumes the Company will be able to shift production to its Malaysian facilities faster than previously planned. The Company expects that the cost advantages of its Malaysian facilities will improve its cost structure and ability to respond to the continuing price pressures for thin-film media.

         As part of its reorganization the Company is consolidating the separate engineering and managerial staffs of its U.S.-based manufacturing and R&D organizations into a single organization. Staff reductions in these functions and in selling and administrative functions total approximately 500 people. This work force reduction, combined with the June 1999 work force reduction of 400 people at the former WDC media operation, is expected to reduce the employment base at the Company's U.S. operations from 1,950 people in April (subsequent to the acquisition of WDC's media operation) to 1,050 people by the end of the third quarter of 1999. The Company employs approximately 2,750 people in its Malaysian manufacturing operations. The Company expects to record a significant charge in the third quarter of 1999 for severance pay related to the reorganization and for the write down of various assets that will be idled due to the lower production level at its U.S. operations. The Company is in the process of determining the extent of the charge.

Revenue:

         Net sales increased to $93.2 million in the second quarter of 1999, up 18% compared to $78.8 million in the second quarter of 1998. The year-over-year increase was due to the net effect of a 41% increase in unit sales volume and a 16% decrease in the overall average selling price. Net sales in second quarters of 1999 and 1998 included $2.2 million and $2.1 million of substrate sales, respectively. The Company periodically sells substrate products but does not currently anticipate that such sales will become a significant portion of its revenue. Second quarter 1999 unit sales (excluding sales of substrate products) increased to 11.1 million disks from 7.8 million disks in the second quarter of 1998. Unit sales for the second quarter 1998 were unusually low due to weakened demand for desktop media products as several disk drive manufacturers sharply reduced their desktop product production during the first half of 1998 in response to supply/demand imbalances within the industry. The severe pricing pressures generated by the continuing imbalance in supply and demand for thin-film media in the second quarter of 1999 resulted in the significant year-over-year decrease in the overall average selling price. Net sales in the first half of 1999 also increased 18% relative to the first half of 1998. Net sales in first six months of 1999 and 1998 included $6.1 million and $4.2 million of substrate sales, respectively. Percentage increases in unit sales (excluding sales of substrate products) and decreases in the overall average selling prices were comparable to those percentages discussed in the quarterly comparison.

         In addition to sales of internally produced disk products, the Company has periodically resold products manufactured by its 50%-owned Japanese joint venture, Asahi Komag Co., Ltd. (AKCL). Distribution sales of thin-film media manufactured by AKCL were negligible in both the second quarter of 1999 and 1998. Distribution sales of these products were negligible in the first half of 1999 and accounted for $2.4 million in the first half of 1998. The Company expects that distribution sales of AKCL product will be minimal for the remainder of 1999.

         During the second quarter of 1999 two customers accounted for approximately 92% of consolidated net sales: Western Digital Corporation (74%) and Maxtor Corporation (18%). The Company expects that it will continue to derive a substantial portion of its sales from relatively few customers. The distribution of sales among customers may vary from quarter to quarter based on the match of the Company's product capabilities with specific disk drive programs of customers. Additionally, as a result of the April 1999 acquisition of WDC's media operation and related volume purchase agreement, the Company's sales remain highly dependent upon WDC's performance in the disk drive industry.

Gross Margin:

         The Company recorded a negative gross margin percentage of 5.0% in the second quarter of 1999 compared to a negative gross margin of 45.2% in the second quarter of 1998. The substantial improvement in the gross margin percentage resulted from the combination of improvements in manufacturing efficiencies, higher unit production volumes, and reductions in fixed manufacturing costs. These favorable manufacturing cost reductions more than offset the 16% decline in the overall average selling price. Manufacturing efficiency improvements included both improvements in production yields and reductions in product input costs. The Company produced 11.3 million units in the second quarter of 1999 compared to 8.9 million units in the second quarter of 1998.

The higher unit production volume reduced the Company's unit production cost as fixed costs were spread over more units. Additionally, fixed manufacturing costs were lower in the second quarter of 1999, compared to the comparable period of 1998, as a result of a $175.0 million asset impairment charge recorded in June 1998. The asset impairment charge effectively reduced asset valuations to reflect the economic effect of industry price erosion for disk media and the projected underutilization of the Company's production equipment and facilities. Due to the reduced asset valuations depreciation expense was approximately 27% lower in the second quarter of 1999 compared to the second quarter of 1998.

         The gross margin improved to a negative 2.1% for the first half of 1999 from a negative 43.4% for the first half of 1998. Unit production increased to
21.4 million disks in the first half of 1999 compared to 15.4 million disks in the first half of 1998. The Company operated well below capacity in the first half of 1998 in order to match unit production to the sharply lower demand for its products. Improvements in manufacturing efficiencies, higher unit production volumes, and reductions in fixed manufacturing costs favorably impacted the Company's gross margin in 1999. Depreciation charges in the first half of 1999 were approximately 29% lower than in the first half of 1998 primarily due to the asset impairment charge recorded in June 1998. The effect of these manufacturing cost reductions more than offset the effect of the decline in the overall average selling price on the Company's gross margin.

Operating Expenses:

         Research and development ("R&D") expenses decreased to $12.2 million in the second quarter of 1999 from $18.1 million in the second quarter of 1998. R&D expenses decreased to $24.2 million in the first half of 1999 from $33.0 million in the first half of 1998. Decreased R&D staffing and lower facility and equipment costs (primarily due to the 1998 impairment charge) accounted for most of the decrease in R&D expenses in both the three- and six-month periods of 1999. Selling, general and administrative ("SG&A") expenses increased to $5.6 million in the second quarter of 1999 from $4.9 million in the second quarter of 1998. SG&A expenses increased to $11.1 million in the first half of 1999 from $9.6 million in the first half of 1998. The increases for both the three- and six-month periods of 1999 were primarily due to higher bad debt provisions in the three- and six-month periods of 1999 relative to the comparable periods of 1998. Excluding provisions for bad debt, SG&A expenses increased less than $0.1 million in both the three- and six-month periods of 1999 compared to the three- and six-month periods of 1998.

Goodwill Amortization:

         The Company's acquisition of WDC's media operation was recorded in the second quarter of 1999 as a business combination using the purchase method of accounting. Under this method the Company recorded the following (in millions):


Purchase Price Paid:
       Common Stock                                                  $  34.6
       Note Payable                                                     21.2
                                                                     -------
Direct Costs                                                         $  55.8
                                                                     =======

Assets Acquired:
       Goodwill                                                      $  79.2
       Volume Purchase Agreement                                         4.7
       Equipment                                                         5.3
       Inventory                                                         2.1
Liabilties Assumed:
       Remaining Lease Obligations
          for Equipment Removed
          from Service                                                 (26.5)
       Facility Closure Costs                                           (5.6)
       Purchase Order Cancellation
          Liabilities                                                   (2.6)
       Other Liabilities                                                (0.8)
                                                                     -------
Net Assets Acquired                                                  $  55.8
                                                                     =======


         The Company recognized goodwill and other intangibles in connection with the acquisition of the WDC media operation in the amount of $83.9 million. Goodwill typically reflects the difference between the fair value of the assets acquired and consideration paid. Under purchase accounting rules the Company also recorded liabilities that increased the amount of goodwill recognized. These liabilities included estimated costs for the closure of the former WDC media operation as well as costs related to the remaining lease obligations for equipment taken out of service due to the closure. The Company is amortizing the goodwill over the three-year life that coincides with the term of the Company's volume purchase agreement with WDC.

         During the second quarter of 1999 the Company paid approximately $2.9 million against theses liabilities primarily for equipment lease obligations ($2.4 million) and other liabilities ($0.5 million). Equipment lease obligations are expected to be paid monthly through mid-2002. At July 4, 1999 the current portion of the equipment lease obligations was approximately $10.3 million. Facility closure costs, purchase order cancellation costs and other liabilities associated with the WDC transaction are expected to be paid by mid-2000.

Restructuring Charge:

         The Company recorded restructuring charges of $4.3 million in the second quarter of 1999 and $187.8 million in the second quarter of 1998. The 1999 restructuring charge primarily related to the severance of approximately 400 employees. Approximately $3.4 million was paid to these employees during the second quarter of 1999 and the remaining $0.9 million is expected to be paid during the third quarter of 1999. The 1998 restructuring charge consisted primarily of a $175.0 million non-cash asset impairment charge. The cash component of the 1998 charge was $12.8 million for employee severance costs, equipment order cancellations costs, and facility closure costs.

Interest and Other Income/Expense:

         Interest income decreased $1.0 million in the second quarter of 1999 relative to the second quarter of 1998 and $2.0 million in the first half of 1999 relative to the first half of 1998 due to lower average cash and short-term investment balances in the current year periods. Interest expense increased $1.2 million in the second quarter of 1999 compared to the second quarter of 1998 and increased $1.6 million in the first half of 1999 compared to the first half of 1998. The increases for both the three- and six-month periods were primarily due to an additional $0.9 million in interest expense under the Company's $21.2 million note payable to WDC in connection with the acquisition of WDC's media operation. The note payable to WDC has been discounted to the Company's estimated incremental borrowing rate of 18% for subordinated debt instruments. Other income increased $1.3 million in the second quarter of 1999 compared to the second quarter of 1998. The increase was primarily due to lower losses on disposals of property, plant and equipment in the second quarter of 1999 compared to the second quarter of 1998. Other income decreased $2.4 million in the first half of 1999 relative to the first half of 1998. Other income in first half of 1998 included a $3.1 million gain on the March 1998 sale of vacant land located in Milpitas, California.

Income Taxes:

         The Company's income tax provision was approximately $0.4 million and $0.8 million for the three- and six-month periods of 1999, respectively, compared to $0.7 million for both the three- and six-month periods of 1998. The income tax provisions for both the 1999 and 1998 periods primarily represented foreign withholding taxes. The Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS"), received an extension of its initial five-year tax holiday for an additional five years commencing in July 1998. KMS has also been granted a ten-year tax holiday for its second and third plant sites in Malaysia. The commencement date for this new tax holiday has not been determined as of August 4, 1999.

Minority Interest in KMT/Equity in Net Income (Loss) of AKCL:

         The minority interest in the net income of consolidated subsidiary represented

Kobe Steel USA Holdings Inc.'s ("Kobe USA's") 20% share of Komag Material Technology, Inc.'s ("KMT's") net income. KMT recorded net income of $0.4 million and $1.7 million in the second quarter and first half of 1999, respectively, compared to $3.0 million and $2.5 million in the second quarter and first half of 1998, respectively.

         The Company owns a 50% interest in AKCL and records its share of AKCL's net income (loss) as equity in net income (loss) of unconsolidated joint venture. During the first three months of 1999, the Company's investment in AKCL was reduced to zero as a result of recording a portion of the Company's share of AKCL's losses for the first quarter of 1999. Approximately $0.6 million of the Company's share of AKCL's first quarter loss was not recorded as it would have reduced the net book value of the investment in AKCL below zero. AKCL recorded net income of $0.3 million for the second quarter of 1999. The Company has not recorded its share of this income as the Company's cumulative unrecorded equity in AKCL is a loss of approximately $0.4 million. Assuming AKCL reports net income in future periods, the Company will record its share of such income only to the extent by which the income exceeds the losses incurred subsequent to the date on which the investment balance became zero.

Year 2000 Issue:

         Many computer systems were not designed to properly handle dates beyond the year 1999. Such systems were designed using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. Disruptions may also occur if key suppliers or customers experience disruptions in their ability to transact with the Company due to Year 2000 issues. The Company's global operations rely heavily on the infrastructures of the countries in which it conducts business. The Year 2000 readiness within infrastructure suppliers (utilities, government agencies such as customs, shipping organizations) will be critical to the Company's ability to avoid disruption of its operations. The Company is working with industry trade associations to evaluate the Year 2000 readiness of infrastructure suppliers. The Company has completed the assessment phase of its Year 2000 program. The Company has committed personnel and resources to resolve potential Year 2000 issues and is working with key suppliers and customers to ensure their Year 2000 readiness.

         The Company's Year 2000 efforts are focused on three primary areas of potential impact: internal information technology ("IT") systems, internal non-IT systems, and the readiness of third parties with whom the Company has critical business relationships. Testing and remediation of internal IT and non-IT systems is approximately 90% complete. The Company expects to complete the testing and remediation for these systems by October 1, 1999.

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

         Remediation costs of the Year 2000 issue have not been material to the Company's results of operations or financial position. The Company has cumulatively incurred remediation costs of approximately $0.5 million. The Company does not separately track the internal costs incurred for the Year 2000 project (primarily the payroll cost for its information systems group). While the Company currently expects that the Year 2000 issue will not pose significant operational problems, a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions could have material adverse consequences, including delays in the delivery or sales of products. Therefore, the Company is developing contingency plans for continuing operations in the event such problems arise. These contingency plans are expected to be completed by October 1, 1999.

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

         The Company's products are not date sensitive. Additionally, disk drive manufacturers have generally stated that disk drives as a stand-alone product are not date sensitive. The Company expects that it will have limited exposure to product liability litigation resulting from Year 2000 related failures.

Liquidity and Capital Resources:

         Cash and short-term investments of $94.5 million at the end of the second quarter of 1999 decreased $33.3 million from the end of the prior fiscal year. Working capital decreased $35.7 million from the end of the prior fiscal year. Consolidated operating activities consumed $18.0 million in cash during the first half of 1999. The $59.8 million operating loss for the first half of 1999, net of non-cash depreciation and amortization charges of $56.0 million, the non-cash equity loss from AKCL of $1.4 million and other non-cash/deferred charges totaling $1.9 million, used $0.5 million. Changes in operating assets and liabilities used $17.5 million. Increases in accounts receivable and inventories each consumed $8.5 million. The Company spent $17.6 million on capital requirements during the first half of 1999. Sales of Common Stock under the Company's stock programs generated $2.3 million.

         Total capital expenditures for 1999 are currently planned at approximately $40 million. Current noncancellable capital commitments total approximately $5 million. In light of the continuing weak disk industry conditions the Company plans to closely monitor its capital needs in order to limit capital spending for the last half of 1999 and future periods. The size of the Company's second quarter of 1998 net loss has resulted in a default under certain financial covenants contained in the Company's various bank credit facilities. The Company currently has $260 million of unsecured bank borrowings outstanding. No additional borrowing capacity is available as a result of the technical default. The Company is not in payment default under any of its credit facilities. The Company is currently negotiating with its lenders for amendments to the existing credit facilities. The Company's ability to successfully conclude these negotiations has been delayed during the past year as a result of changes in the Company's business model due to the acquisition of WDC's media facility and continuing deterioration in the disk industry. There can be no assurance that the Company will be able to obtain such amendments to its credit facilities on commercially reasonable terms. If the Company does not successfully amend these credit facilities, it would remain in technical default of its bank loans and the lenders would retain their rights and remedies under the existing credit agreements. As long as the lenders choose not to accelerate any principal payments, the Company would continue to operate in default for the near term. However, the Company will likely need to raise additional funds to restructure its debt obligations and to operate its business for the long term.

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

         ITEM 4. Submission of Matters to a Vote of Security Holders-Not Applicable.

                  (a)      The Annual Meeting of  Stockholders  was held May 25,
                           1999.

                  (b) The meeting included the election of the Board of Directors, submitted as Item No. 1, whose names are as follows:

                           Tu Chen
                           Stephen C. Johnson
                           Chris A. Eyre
                           Irwin Federman
                           George A. Neil
                           Max Palevsky
                           Michael R. Splinter
                           Anthony Sun
                           Masayoshi Takebayashi

                  (c) Other matters voted upon at the stockholders meeting were:

                           Item No. 2, Approval of an amendment to the Company's 1988 Employee Stock Purchase Plan to increase the number of shares issuable thereunder by 2,550,000 shares;

                           Item No. 3, Renewal of authorization to sell and issue up to $250,000,000 of Common Stock in equity or equity-linked private transactions from time to time until October 1, 2000 at a price below book value but at or above the then current market value of the Common Stock;

                           Item No. 4, Approval of an amendment to the Company's Restated 1987 Stock Option Plan to increase the number of stock options granted to non-employee Board members under the Automatic Option Grant Program from 7,500 to 12,000 upon re-election to the Board each year; and

                           Item No. 5, Ratification of the Appointment of Ernst & Young LLP as the Company's Independent Auditors for the year ended January 2, 2000.

                  Shares of Common Stock voted were as follows:


Item No. 1
(Election of Board of Directors)
                                     Total Vote For      Total Vote Withheld
                                      Each Director      From Each Director
                                      -------------      ------------------
Tu Chen                                49,189,459             1,164,498
Stephen C. Johnson                     49,204,927             1,149,030
Chris A. Eyre                          49,202,932             1,151,025
Irwin Federman                         42,485,102             7,868,855
George A. Neil                         49,205,645             1,148,312
Max Palevsky                           42,477,516             7,876,441
Michael R. Splinter                    49,203,710             1,150,247
Anthony Sun                            42,148,308             8,205,649
Masayoshi Takebayashi                  49,211,340             1,142,617


                                                                                                                            Broker
                                                              For                Against              Abstain              Non-Vote
                                                           ----------           ----------           ----------           ----------
Item No. 2
(Amendment to 1988
Employee Stock Purchase
Plan)                                                      39,490,535           10,778,148               83,374                1,900

Item No. 3
(Renew authorization
to sell up to $250 million
of equity below book
value)                                                     29,726,612            2,407,519               96,951           18,122,875

Item No. 4
(Amendment to 1987
Restated Stock Option
Plan)                                                      37,093,314           13,175,921               82,822                1,900

Item No. 5
(Selection of
Independent Auditors)                                      50,053,519              257,033               43,405                 --


                  (d)      Not Applicable

         ITEM 5. Other Information-Not Applicable.

         ITEM 6. Exhibits and Reports on Form 8-K

                  a) Exhibits

                  Exhibit 10.1.13--Asset  Purchase Agreement between the Company
                  and  Western   Digital   Corporation   dated  April  8,  1999.
                  (Confidential treatment requested as to certain portions.)

                  Exhibit 10.1.14--Volume Purchase Agreement dated as of April 8, 1999 by and between the Company and Western Digital Corporation. (Confidential treatment requested as to certain portions.)

                  Exhibit 27--Financial Data Schedule.

                  b) Reports on Form 8-K

                  On July 7, 1999 the Company filed Form 8-K containing the contents of its press release dated June 30, 1999 entitled "Komag Updates Second Quarter 1999 Outlook".

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               KOMAG, INCORPORATED
                                  (Registrant)



DATE:  August 4, 1999               BY: /s/ William L. Potts, Jr.
     ------------------                ---------------------------
                                    William L. Potts, Jr.
                                    Senior Vice President and
                                    Chief Financial Officer



DATE:  August 4, 1999               BY:  /s/ Stephen C. Johnson
     ------------------                ---------------------------
                                    Stephen C. Johnson
                                    President and
                                    Chief Executive Officer