Form 10-Q
period 1999-10-03
KOMAG INC /DE/
filed 1999-11-12
CIK 813347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended October 3, 1999
                         Commission File Number 0-16852



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
                                   Yes  X   No
                                      -----   -----
     On October 3, 1999, 65,448,887 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX

                               KOMAG, INCORPORATED


                                                                           Page No.
     PART I.        FINANCIAL INFORMATION

     Item 1.        Consolidated Financial Statements (Unaudited)

                    Consolidated statements of operations--Three and nine
                    months ended October 3, 1999 and September 27, 1998.. . . . .3

                    Consolidated balance sheets--October 3, 1999
                    and January 3, 1999 . . . . . . . . . . . . . . . . . . . .  4

                    Consolidated statements of cash flows--Nine months
                    ended October 3, 1999 and September 27, 1998. . . . . . . .  5

                    Notes to consolidated financial statements--
                    October 3, 1999 . . . . . . . . . . . . . . . . . . . . ..6-12

     Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations . . . . . .13-23

     PART II.       OTHER INFORMATION

     Item 1.        Legal Proceedings . . . . . . . . . . . . . . . . . . . . . 24

     Item 2.        Changes in Securities . . . . . . . . . . . . . . . . . . . 24

     Item 3.        Defaults Upon Senior Securities . . . . . . . . . . . . . . 24

     Item 4.        Submission of Matters to a Vote of Security Holders . . . . 24

     Item 5.        Other Information . . . . . . . . . . . . . . . . . . . . . 24

     Item 6.        Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .24

     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 25

PART I.   FINANCIAL INFORMATION


                                                     KOMAG, INCORPORATED
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (In thousands, except per share data)
                                                         (Unaudited)
                                                                        Three Months Ended         Nine Months Ended
                                                                      -------------------------------------------------
                                                                        Oct 3       Sept 27       Oct 3        Sept 27
                                                                         1999         1998         1999         1998
                                                                      ---------    ---------    ---------    ---------
Net sales to unrelated parties                                        $  13,402    $  81,314    $ 127,328    $ 236,179
Net sales to related party                                               66,496         --        135,809         --
                                                                      ---------    ---------    ---------    ---------
          NET SALES                                                      79,898       81,314      263,137      236,179

Cost of sales                                                            97,504       84,117      284,627      306,214
                                                                      ---------    ---------    ---------    ---------
          GROSS PROFIT (LOSS)                                           (17,606)      (2,803)     (21,490)     (70,035)

Operating expenses:
     Research, development and engineering                               11,531       14,312       35,697       47,341
     Selling, general and administrative                                  4,240        4,854       15,330       14,407
     Amortization of intangibles                                          7,174         --         14,533         --
     Restructuring/impairment charges                                   183,644         --        187,965      187,768
                                                                      ---------    ---------    ---------    ---------
                                                                        206,589       19,166      253,525      249,516
                                                                      ---------    ---------    ---------    ---------
          OPERATING LOSS                                               (224,195)     (21,969)    (275,015)    (319,551)

Other income (expense):
     Interest income                                                      1,211        1,888        4,172        6,821
     Interest expense                                                    (6,199)      (4,763)     (17,138)     (14,072)
     Other, net                                                             169          943        1,699        4,857
                                                                      ---------    ---------    ---------    ---------
                                                                         (4,819)      (1,932)     (11,267)      (2,394)
                                                                      ---------    ---------    ---------    ---------
Loss before income taxes, minority interest,
   and equity in joint venture loss                                    (229,014)     (23,901)    (286,282)    (321,945)
Provision for income taxes                                                  350          256        1,100          959
                                                                      ---------    ---------    ---------    ---------
Loss before minority interest and equity in
   joint venture loss                                                  (229,364)     (24,157)    (287,382)    (322,904)
Minority interest in net income (loss) of consolidated subsidiary          (198)         (38)         142          459
Equity in net loss of unconsolidated joint venture                         --         (3,330)      (1,402)     (24,128)
                                                                      ---------    ---------    ---------    ---------
          NET LOSS                                                    ($229,166)   ($ 27,449)   ($288,926)   ($347,491)
                                                                      =========    =========    =========    =========


Basic loss per share                                                  ($   3.50)   ($   0.51)   ($   4.72)   ($   6.56)
                                                                      =========    =========    =========    =========
Diluted loss per share                                                ($   3.50)   ($   0.51)   ($   4.72)   ($   6.56)
                                                                      =========    =========    =========    =========

Number of shares used in basic computation                               65,449       53,444       61,204       53,003
                                                                      =========    =========    =========    =========
Number of shares used in diluted computation                             65,449       53,444       61,204       53,003
                                                                      =========    =========    =========    =========

                                    KOMAG, INCORPORATED
                                CONSOLIDATED BALANCE SHEETS
                                      (In thousands)
                                                                     Oct 3         Jan 3
                                                                      1999         1999
                                                                   ---------    ---------
ASSETS                                                             (unaudited)     (note)
Current Assets
      Cash and cash equivalents                                    $  27,984    $  64,467
      Short-term investments                                          55,815       63,350
      Accounts receivable (including $30,520 and
       $512 due from related parties in 1999
       and 1998, respectively) less allowances
       of $2,370 in 1999 and $2,847 in 1998                           36,642       43,434
      Inventories:
         Raw materials                                                 5,617        8,434
         Work-in-process                                               8,351       10,672
         Finished goods                                               12,897       14,534
                                                                   ---------    ---------
              Total inventories                                       26,865       33,640
      Prepaid expenses and deposits                                    5,853        4,348
      Income taxes receivable                                          2,175        2,216
      Deferred income taxes                                            7,883        7,883
                                                                   ---------    ---------
              Total current assets                                   163,217      219,338
Investment in Unconsolidated Joint Venture                              --          1,399
Property, Plant and Equipment
      Land                                                             7,785        7,785
      Building                                                       129,755      128,359
      Equipment                                                      682,419      686,169
      Furniture                                                       10,924       10,911
      Leasehold improvements                                          86,905       86,565
                                                                   ---------    ---------
                                                                     917,788      919,789
      Less allowances for depreciation and amortization             (586,300)    (449,772)
                                                                   ---------    ---------
              Net property, plant and equipment                      331,488      470,017
Net Intangible Assets                                                 25,736         --
Deposits and Other Assets                                              2,607        3,341
                                                                   ---------    ---------
                                                                   $ 523,048    $ 694,095
                                                                   =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Current portion of long-term debt                            $ 260,000    $ 260,000
      Trade accounts payable                                          25,154       27,274
      Accounts payable to related parties                              1,735        1,848
      Accrued compensation and benefits                               12,569       15,544
      Other liabilities                                               21,026        3,254
      Income taxes payable                                               177          134
      Restructuring Liability                                         37,910        4,128
                                                                   ---------    ---------
              Total current liabilities                              358,571      312,182
Note Payable to Related Party                                         21,186         --
Deferred Income Taxes                                                 52,564       52,564
Other Long-term Liabilities                                           14,737        1,403
Minority Interest in Consolidated Subsidiary                           4,281        4,139
Stockholders' Equity
      Preferred stock                                                   --           --
      Common stock                                                       654          539
      Additional paid-in capital                                     444,262      407,549
      Accumulated deficit                                           (373,786)     (84,860)
      Accumulated other comprehensive income                             579          579
                                                                   ---------    ---------
              Total stockholders' equity                              71,709      323,807
                                                                   ---------    ---------
                                                                   $ 523,048    $ 694,095
                                                                   =========    =========

      Note:  The balance sheet at January 3, 1999 has been derived from the audited financial statements at that date.

                               See notes to consolidated financial statements.

                                          KOMAG, INCORPORATED
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In thousands)
                                              (Unaudited)
                                                                                   Nine Months Ended
                                                                                 ----------------------
                                                                                  Oct 3       Sept 27
                                                                                   1999         1998
                                                                                 ---------    ---------
OPERATING ACTIVITIES
      Net loss                                                                   ($288,926)   ($347,491)
      Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
            Depreciation and amortization                                           72,893       91,129
            Amortization of intangibles                                             14,533         --
            Provision for losses on accounts receivable                               (334)      (1,019)
            Equity in net loss of unconsolidated joint venture                       1,402       24,129
            Loss on disposal of property, plant and equipment                          260          885
            Impairment charge related to property, plant and equipment                --        175,000
            Impairment of goodwill                                                  44,348         --
            Non-cash portion of restructuring charge related to
                   write-off of property, plant and equipment                       98,547         --
            Deferred rent                                                             (398)         325
            Minority interest in net income of consolidated subsidiary                 142          459
            Changes in operating assets and liabilities:
                  Accounts receivable                                               37,134       34,928
                  Accounts receivable from related parties                         (30,008)       2,638
                  Inventories                                                        8,924       35,956
                  Prepaid expenses and deposits                                     (1,508)      (1,732)
                  Trade accounts payable                                            (2,120)     (13,403)
                  Accounts payable to related parties                                 (113)      (6,464)
                  Accrued compensation and benefits                                 (2,975)       2,130
                  Other liabilities                                                 (4,032)       1,158
                  Deferred income taxes receivable/payable                            --            (47)
                  Income taxes receivable/payable                                       84       22,233
                  Restructuring liability                                           33,782       (1,201)
                                                                                 ---------    ---------
                           Net cash provided by (used in) operating activities     (18,365)      19,613

INVESTING ACTIVITIES
      Acquisition of property, plant and equipment                                 (28,765)     (83,958)
      Purchases of short-term investments                                           (5,180)     (27,650)
      Proceeds from short-term investments at maturity                              12,715         --
      Proceeds from disposal of property, plant and equipment                          860        5,449
      Deposits and other assets                                                         (3)         732
                                                                                 ---------    ---------
                         Net cash used in investing activities                     (20,373)    (105,427)

FINANCING ACTIVITIES
      Increase in long-term obligations                                               --         15,000
      Sale of Common Stock, net of issuance costs                                    2,255        3,585
                                                                                 ---------    ---------
                         Net cash provided by financing activities                   2,255       18,585
                                                                                 ---------    ---------
                      Decrease in cash and cash equivalents                        (36,483)     (67,229)

      Cash and cash equivalents at beginning of year                                64,467      133,897
                                                                                 ---------    ---------

                      Cash and cash equivalents at end of period                 $  27,984    $  66,668
                                                                                 =========    =========

                         See notes to consolidated financial statements.

                               KOMAG, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 OCTOBER 3, 1999


NOTE 1 - BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended October 3, 1999 are not necessarily indicative of the results that may be expected for the year ending January 2, 2000.

       The financial statements have been prepared on a going concern basis. The Report of Independent Auditors on the Company's financial statements for the year ended January 3, 1999 included in the Company's Annual Report on Form 10-K contained an explanatory paragraph which indicated substantial doubt about the Company's ability to continue as a going concern because of recent operating losses and lack of compliance with certain covenants of its various bank agreements. Such non-compliance constitutes an event of default under the agreements. The Company has not been in payment default under these credit facilities and has continued to pay all interest charges and other fees associated with these facilities on their scheduled due dates. Amounts outstanding under these unsecured credit agreements at October 3, 1999 amounted to $260 million. To date, the Company's lenders have not accelerated any principal payments under these facilities. The Company is currently negotiating with its lenders for amendments to its existing credit facilities. There can be no assurance that the Company will be able to obtain such amendments to its credit facilities on commercially reasonable terms. In the event that the Company does not successfully amend its credit facilities or restructure its debt obligations, the Company could be required to significantly reduce or possibly suspend its operations, and/or sell additional securities on terms that would be highly dilutive to current stockholders of the Company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

       For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999.

       The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three- and nine-month reporting periods included in this report are comprised of thirteen and thirty-nine weeks, respectively.


NOTE 2 - INVESTMENT IN DEBT SECURITIES

       The Company invests its excess cash in high-quality, short-term debt and equity instruments. None of the Company's investments in debt securities have maturities greater than one year. The following is a summary of the Company's investments by major security type at amortized cost, which approximates fair value:

                                                       Oct 3      Jan 3
(in thousands)                                          1999       1999
                                                      --------   --------
Municipal auction rate preferred stock                $ 52,600   $ 63,350
Corporate debt securities                               12,943     33,765
Mortgage-backed securities                              17,102     34,060
                                                      --------   --------
                                                      $ 82,645   $131,175
                                                      ========   ========

Amounts included in cash and cash equivalents         $ 26,830   $ 67,825
Amounts included in short-term investments              55,815     63,350
                                                      --------   --------
                                                      $ 82,645   $131,175
                                                      ========   ========

       The Company utilizes zero-balance accounts and other cash management tools to invest all available funds including bank balances in excess of book balances.


NOTE 3 - INCOME TAXES

       The Company's income tax provisions of approximately $0.4 million and $1.1 million for the three- and nine-month periods ended October 3, 1999 primarily represent foreign withholding taxes. The Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS") received an extension of its initial five-year tax holiday for an additional five years commencing July 1998. KMS was granted a ten-year tax holiday for its second and third plant sites in Malaysia. The government determined in the third quarter of 1999 that earnings from the second and third plant sites will be tax free through 2001. The remaining period of the ten-year tax holiday will be reassessed in 2001 based on achieving certain investment criteria.

NOTE 4 - COMPREHENSIVE LOSS

       The following are the components of comprehensive loss:

                                  Three Months Ended       Nine Months Ended
                               ------------------------------------------------
                                 Oct 3       Sept 27      Oct 3       Sept 27
                                  1999         1998        1999         1998
                               ---------    ---------    ---------    ---------
(in thousands)
Net loss                       ($229,166)   ($ 27,449)   ($288,926)   ($347,491)
Foreign currency translation
    adjustments                     --           --           --         (2,560)
                               ---------    ---------    ---------    ---------
Comprehensive loss             ($229,166)   ($ 27,449)   ($288,926)   ($350,051)
                               =========    =========    =========    =========

Accumulated other comprehensive loss at October 3, 1999 and January 3, 1999 in the accompanying Consolidated Balance Sheets consists entirely of accumulated foreign currency translation adjustments.


NOTE 5 - RESTRUCTURING CHARGES

        During the third quarter of 1999, the Company implemented a restructuring plan based on an evaluation of the size and location of its existing production capacity relative to the short-term and long-term market demand outlook. Under the 1999 restructuring plan, the Company decided to close its U.S. manufacturing operations in San Jose, California. The restructuring actions resulted in a charge of $139.3 million and included $98.5 million for leasehold improvements and equipment write-offs, $17.7 million for future liabilities under non-cancelable equipment leases associated with equipment no longer being used, $15.6 million for severance pay associated with approximately 980 terminated employees, and $7.5 million in plant closure costs. Non-cash items included in the restructuring charge totaled approximately $98.5 million.

        At October 3, 1999, $35.6 million related to the 1999 restructuring activities remained in current liabilities. During the third quarter of 1999, the Company made cash payments totaling $3.2 million primarily for severance pay and $2.0 million for leases included in the restructuring charge. Cash outflows of approximately $19.9 million associated with severance pay and closure costs will occur primarily during the fourth quarter of 1999 and the first quarter of 2000. Cash payments of approximately $15.7 million under the equipment leases will be made monthly through mid-2002.

        The Company recorded restructuring charges of $4.3 million in the second quarter of 1999 and $187.8 million in the second quarter of 1998. The second quarter 1999 restructuring charge primarily related to severance pay associated with 400 terminated employees. The entire $4.3 million was paid out to the employees during the second and third quarter of 1999.

        The 1998 restructuring charge consisted primarily of a $175.0 million non-cash asset impairment charge. The cash component of the 1998 charge was $12.8 million for employee severance costs, equipment order cancellations costs, and facility closure costs. The Company has made cash payments in connection with the 1998 restructuring charge totaling $12.2 million as of October 3, 1999.


NOTE 6 - LOSS PER SHARE

       The net loss per share  was  computed  using  only the  weighted  average number of shares of common stock  outstanding  during the period.  The following table sets forth the computation of net loss per share.
                                                    Three Months Ended        Nine Months Ended
                                                  ----------------------    ----------------------
                                                    Oct 3       Sept 27       Oct 3      Sept 27
                                                     1999         1998         1999         1998
                                                  ---------    ---------    ---------    ---------
(in thousands, except per share amounts)
Numerator:  Net loss                              ($229,166)   ($ 27,449)   ($288,926)   ($347,491)
                                                  ---------    ---------    ---------    ---------
Denominator for basic
       loss per share -
       weighted-average shares                       65,449       53,444       61,204       53,003
                                                  ---------    ---------    ---------    ---------
Effect of dilutive securities:
       Employee stock options                          --           --           --           --
Denominator for diluted                           ---------    ---------    ---------    ---------
       loss per share                                65,449       53,444       61,204       53,003
                                                  ---------    ---------    ---------    ---------
Basic loss per share                              ($   3.50)   ($   0.51)   ($   4.72)   ($   6.56)
                                                  =========    =========    =========    =========
Diluted loss per share                            ($   3.50)   ($   0.51)   ($   4.72)   ($   6.56)
                                                  =========    =========    =========    =========

         Incremental common shares attributable to the exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) of 28,009 and 14,176 for the three months ended October 3, 1999 and September 27, 1998, respectively, and 421,659 and 936,863 for the nine months ended October 3, 1999 and September 27, 1998, respectively, were not included in the net loss per share computation because the effect would be antidilutive.

NOTE 7 - USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE 8 - PURCHASE OF WESTERN DIGITAL CORPORATION'S MEDIA OPERATIONS

       In April 1999, the Company purchased the assets of Western Digital Corporation's ("WDC's") media operations through the issuance of approximately
10.8 million shares of the Company's Common Stock and a note in the principal amount of $30.1 million. The shares issued in the transaction, which represented 16.7% of the Company's outstanding shares on a post-issuance basis, are unregistered and subject to trading restrictions. WDC may resell these shares in specified increments over a three and one-half year period under registration rights granted by the Company or under SEC rules after expiration of the required holding periods. Principal and interest accrued on the note are due in three years and the note is subordinated to the Company's senior credit facilities. In the event WDC realizes a return on its Komag equity holdings in excess of a targeted amount within three years, the excess amount will reduce the balance due under the note. The Company discounted the principal amount of the subordinated note payable to $21.2 million based on the Company's estimated incremental borrowing rate at the time of the acquisition of 18% for this class of financial instrument.

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

        During the second and third quarter of 1999 the Company paid a total of approximately $9.0 million against liabilities arising from this transaction including equipment lease obligations ($5.1 million), property taxes ($1.1 million) and other liabilities ($2.8 million). Equipment lease obligations are expected to be paid monthly through mid-2002. At October 3, 1999, the current portion of the equipment lease obligations  was  approximately  $10.2  million.  The  majority of the  facility closure costs, purchase order cancellation costs and other liabilities associated with the WDC transaction are expected to be paid by mid-2000.

        Based on reduced cash flow expectations influenced by continuing difficult market conditions through the end of the third quarter of 1999, the company recorded an impairment charge of approximately $44.3 million against this goodwill balance. The fair value of the goodwill as of the end of the third quarter of 1999 was determined based on the discounted cash flows resulting from expected sales volumes to WDC through the remaining period of the volume purchase agreement. This charge, combined with the goodwill amortization for the second and third quarters, reduced the goodwill balance to approximately $25.7 million at October 3, 1999. The remaining balance will be amortized over the remaining ten-quarter term of the Company's volume purchase agreement with Western Digital.

                               KOMAG, INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

        The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These statements may be identified by the use of words such as "expects,"
"anticipates," "intends," "plans," and similar expressions. While this discussion represents the Company's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. In particular, the actions taken to restructure its U.S. operations might disrupt the Company's ability to execute against customer obligations and operational improvement plans. Such failures to execute would jeopardize the anticipated improvements in the Company's financial performance outlined below. Due to the volume purchase agreement with Western Digital Corporation ("WDC"), the Company's results continue to remain highly dependent on the relative success of WDC in the data storage market. Other factors that could cause actual results to differ include the following: disk consumption per drive based on the relative growth rates of areal density and overall storage usage; pricing levels determined by the continuing imbalance between supply and demand for disk products; growth rate of the merchant disk market as influenced by the level of captive disk production; structural changes within the disk media industry created by combinations, failures, and joint venture arrangements; unit volumes derived from new product qualifications; changes in manufacturing efficiencies, in particular product yields and material input costs; factory utilization levels; and capital expenditure levels required to maintain or acquire process equipment with capabilities to meet more stringent future product requirements. Moreover, the Company must maintain sufficient cash resources to operate efficiently. The Company's ability to raise additional funding, will be dependent upon improvement in the Company's financial performance and the status of the Company's credit facilities. Improvement in the Company's financial performance remains highly dependent on macro industry fundamentals. Other risk factors that may affect the Company's financial performance are listed in the Company's various SEC filings, including its Form 10-K for the fiscal year ended January 3, 1999 which was filed on April 2, 1999. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview:
        Adverse market conditions, which began in mid-1997, continued to impact the thin-film media market throughout 1998 and the first three quarters of 1999. Demand for disk drives grew rapidly during the mid-1990s and industry forecasts were for continued strong growth. The Company and a majority of its competitors (both independent disk manufacturers and captive disk manufacturers owned by vertically integrated disk drive customers) committed to expansion programs in 1996 and substantially increased their media manufacturing capacity in 1997. In 1997, the rate of growth in demand for disk drives fell. Disk drive manufacturers abruptly reduced orders for media from independent suppliers and relied more heavily on internal capacity to supply a larger proportion of their media requirements. The media industry's capacity expansion, coupled with the decrease in the rate of demand growth, has resulted in excess media production capacity. This excess media production capacity caused sharp declines in average selling prices for disk products as independent suppliers struggled to utilize their capacity.

         In addition to adversities caused by the excess supply of media, 1998 was a year of tremendous transition for the Company and the disk drive industry. Disk drive programs utilizing newer, more advanced, magnetoresistive ("MR") media and recording heads replaced older generation programs utilizing inductive media and heads. By the end of 1998 most disk drives were manufactured with MR components. The transition to MR disk drives has led to significant, unprecedented increases in areal density and, therefore, the amount of data that can be stored on a single disk platter. In the first and second quarters of 1999 the majority of the Company's 3 1/2-inch disks were capable of storing at least
4.3 gigabytes (GB) per platter. This represented a 34% increase in disk capacity relative to a product mix of predominately 3.2 GB platters in the fourth quarter of 1998. In the third quarter of 1999 50% of the Company's 3 1/2-inch disks were capable of storing at least 6.8 GB per platter, which represents a 58% increase in disk capacity relative to the first half of 1999. The Company expects the 6.8 GB and 9.1 GB per platter disk capacities will account for the majority of the Company's unit shipments during the fourth quarter of 1999. Increased disk storage capacity per disk allows drive manufacturers to offer lower-priced disk drives at given capacity points, especially in the price-sensitive desktop segment, through the incorporation of fewer components into their disk drives. The rapid advancement in storage capacity per disk platter has further slowed disk demand throughout the industry. According to industry market analysts, this resulting reduction in the average number of disks per drive will likely result in flat to declining media demand for the remainder of 1999 and into the first half of 2000. The significant amount of captive capacity employed by certain disk drive manufacturers also continues to reduce the market opportunities for independent disk suppliers such as the Company.

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

        Disk industry conditions remain very difficult. Increased storage capacity per disk is limiting overall unit demand in the disk industry while excess production capacity within the industry continues to push average selling prices for disk products lower. Vertically integrated disk drive customers such as Seagate and IBM are also supplying a larger percentage of their disk requirements internally as a direct result of the lower disk consumption per drive facilitated by the increased storage capacity per platter. As a result of these negative industry trends the Company has experienced continuing deterioration in its revenue forecasts during the course of 1999.

        Following the closure of the former WDC media operation at the end of June 1999, the Company announced in July 1999 that it would reduce the size of its U.S. operations further in response to the poor industry conditions. Later in August 1999, the Company indicated that it would cease volume production of finished disks in the U.S., close two manufacturing facilities in San Jose, California, and institute staged work force reductions that would affect 980 people by the end of 1999. These reductions, combined with the June 1999 work force of reduction of 400 people, will lower the employment base at the Company's U.S. operations from 1,950 people in April 1999 (subsequent to the acquisition of WDC's media operation) to 570 people by year end. As a result of these actions the Company expects to realize cash savings of approximately $20 million per quarter in U.S. payroll costs, a 67% reduction from the second quarter 1999 level when total U.S. employment reached 1,950 people. The Company employed approximately 860 people in its U.S. operations and 2,740 people in its Malaysian manufacturing operations at the end of third quarter of 1999. The Company recorded a restructuring charge of $139.3 million in the third quarter for the write-off of equipment and leasehold improvements in the U.S. production facilities scheduled for closure and for severance pay related to the reorganization of its U.S. operations.

        After completion of the phase out of volume production, the Company's San Jose site will be solely focused on activities related to research, process development, and product prototyping. Selling, general and administrative functions will also remain in San Jose. The Company's highly automated substrate manufacturing in Santa Rosa, California will continue to produce low-cost aluminum substrates and perform advanced development work for both aluminum and glass substrates. The Company believes that the shift of high volume production to its cost-advantaged Malaysian manufacturing plants will improve the Company's overall cost structure, result in lower unit production costs, and improve the Company's ability to respond to the continuing price pressures in the disk industry.

 Revenue:
         Net sales decreased to $79.9 million in the third quarter of 1999, down 1.7% compared to $81.3 million in the third quarter of 1998. The year-over-year decrease was primarily due to the net effect of a 14% increase in unit sales volume and a 14% decrease in the overall average selling price. Net sales in third quarters of 1999 and 1998 included $1.8 million and $0.2 million of substrate sales, respectively. The Company periodically sells substrate products but does not currently anticipate that such sales will become a significant portion of its revenue. Third quarter 1999 unit sales of finished media increased to 9.7 million disks from 8.5 million disks in the third quarter of 1998. The severe pricing pressures generated by the continuing imbalance in supply and demand for thin-film media in the third quarter of 1999 resulted in the year-over-year decrease in the overall average selling price. Net sales in the first nine months of 1999 increased 11.4% relative to the first nine months of 1998. Net sales in the first nine months of 1999 and 1998 included $7.9 million and $5.9 million of substrate sales, respectively. The increase in net sales for the nine-month period of 1999 was primarily due to the combination of a 31% increase in unit sales and a 15% decrease in overall average selling price.

        In addition to sales of internally produced disk products, the Company has periodically resold products manufactured by its 50%-owned Japanese joint venture, Asahi Komag Co., Ltd. (AKCL). Distribution sales of thin-film media manufactured by AKCL were negligible in both the third quarter of 1999 and 1998. Distribution sales of these products were negligible in the first nine months of 1999 and accounted for $2.4 million in the first nine months of 1998. The Company expects that distribution sales of AKCL product will be minimal for the remainder of 1999.

        During the third quarter of 1999 sales to Western Digital Corporation accounted for approximately 84% of consolidated net sales. Net sales to each of the Company's other customers were less than 10% during the third quarter of 1999. The Company expects that it will continue to derive a substantial portion of its sales from WDC and from a few other customers. The distribution of sales among customers may vary from quarter to quarter based on the match of the Company's product capabilities with specific disk drive programs of customers. Additionally, as a result of the April 1999 acquisition of WDC's media operation and related volume purchase agreement, the Company's sales remain highly dependent upon WDC's performance in the disk drive industry.

Gross Margin:
        The Company recorded a negative gross margin percentage of 22.0% in the third quarter of 1999 compared to a negative gross margin of 3.4% in the third quarter of 1998. The decline in the gross margin percentage was primarily due to a 14% reduction in the average selling price. The Company produced 9.1 million units in the third quarter of 1999 compared to 7.1 million units in the third quarter of 1998. The higher unit production volume as well as higher yields reduced the Company's unit production cost as fixed costs were spread over more units. This positive effect, however, was only a slight offset to the affect of the decline in the average selling price.

        The gross margin improved to a negative 8.2% for the first months of 1999 from a negative 29.7% for the first nine months of 1998. Unit production increased to 30.5 million disks in the first nine months of 1999 compared to
22.4 million disks in the first nine months of 1998. The Company operated well below capacity in the first nine months of 1998 in order to match unit production to the sharply lower demand for its products. Improvements in manufacturing efficiencies, higher unit production volumes, and reductions in fixed manufacturing costs favorably impacted the Company's gross margin in 1999. Depreciation charges in the first nine months of 1999 were approximately 33% lower than in the first nine months of 1998 primarily due to the asset impairment charges recorded in June 1998. The effect of these manufacturing cost reductions more than offset the effect of the decline in the overall average selling price on the Company's gross margin.

Operating Expenses:
        Research and development ("R&D") expenses decreased to $11.5 million in the third quarter of 1999 from $14.3 million in the third quarter of 1998. R&D expenses decreased to $35.7 million in the first nine months of 1999 from $47.3 million in the first nine months of 1998. Decreased R&D staffing and lower facility and equipment costs (primarily due to the 1998 asset impairment charges) accounted for most of the decrease in R&D expenses in both the three- and nine-month periods of 1999. Selling, general and administrative ("SG&A") expenses decreased to $4.2 million in the third quarter of 1999 from $4.9 million in the third quarter of 1998. SG&A expenses increased to $15.3 million in the first nine months of 1999 from $14.4 million in the first nine months of 1998. The decrease for the three-month period of 1999 relative to the comparable period of 1998 was primarily due to lower bad debt provisions and legal and consulting fees, partially offset by an increase in bonus expense. The increase for the nine-month period of 1999 was primarily due to higher bad debt provisions and bonus expenses, partially offset by a decline in facility and depreciation costs.

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

        During the second and third quarter of 1999 the Company paid a total of approximately $9.0 million against liabilities arising from this transaction including equipment lease obligations ($5.1 million), property taxes ($1.1 million) and other liabilities ($2.8 million). Equipment lease obligations are expected to be paid monthly through mid-2002. At October 3, 1999, the current portion of the equipment lease obligations was approximately $10.2 million. The majority of the facility closure costs, purchase order cancellation costs and other liabilities associated with the WDC transaction are expected to be paid by mid-2000.

        Based on reduced cash flow expectations influenced by continuing difficult market conditions through the end of the third quarter of 1999, the company recorded an impairment charge of approximately $44.3 million against this goodwill balance. The fair value of the goodwill as of the end of the third quarter of 1999, was determined based on the discounted cash flows resulting from expected sales volumes to WDC through the remaining period of the volume purchase agreement. This charge, combined with the goodwill amortization for the second and third quarters, reduced the goodwill balance to approximately $25.7 million at October 3, 1999. The remaining balance will be amortized over the remaining ten-quarter term of the Company's volume purchase agreement with Western Digital.

Restructuring Charges:
        During the third quarter of 1999, the Company implemented a restructuring plan based on an evaluation of the size and location of its existing production capacity relative to the short-term and long-term market demand outlook. Under the 1999 restructuring plan, the Company decided to close the U.S. manufacturing operations in San Jose, California. The restructuring actions resulted in a charge of $139.3 million and included $98.5 million for leasehold improvements and equipment write-offs, $17.7 million for future liabilities under non-cancelable equipment leases associated with equipment no longer being used, $15.6 million for severance pay associated with approximately 980 terminated employees, and $7.5 million in plant closure costs. Non-cash items included in the restructuring charge totaled approximately $98.5 million.

        At October 3, 1999, $35.6 million related to the 1999 restructuring activities remained in current liabilities. During the third quarter of 1999 the Company made cash payments totaling $3.2 million primarily for severance pay and $2.0 million for leases included in the restructuring charge. Cash outflows of approximately $19.9 million associated with severance pay and closure costs will occur primarily during the fourth quarter of 1999 and the first quarter of 2000. Cash payments of approximately $15.7 million under the equipment leases will be made monthly through mid-2002.

        The Company recorded restructuring charges of $4.3 million in the second quarter of 1999 and $187.8 million in the second quarter of 1998. The second quarter 1999 restructuring charge primarily related to severance pay associated with 400 terminated employees. The entire $4.3 million was paid out to the employees during the second and third quarter of 1999.

        The 1998 restructuring charge consisted primarily of a $175.0 million non-cash asset impairment charge. The cash component of the 1998 charge was $12.8 million for employee severance costs, equipment order cancellations costs, and facility closure costs.

The Company has made cash payments totaling $12.2 million as of October 3, 1999.

Interest and Other Income/Expense:
        Interest income decreased $0.7 million in the third quarter of 1999 relative to the third quarter of 1998 and $2.6 million in the first nine months of 1999 relative to the first nine months of 1998 due to lower average cash and short-term investment balances in the current year periods. Interest expense increased $1.4 million in the third quarter of 1999 compared to the third quarter of 1998 and increased $3.1 million in the first nine months of 1999 compared to the first nine months of 1998. The increases for the three- and nine-month periods were primarily due to an additional $1.0 million and $1.9 million, respectively in interest expense under the Company's $21.2 million note payable to WDC in connection with the acquisition of WDC's media operation. The note payable to WDC was discounted by the Company's estimated incremental borrowing rate of 18% for subordinated debt instruments at the time of the acquisition. Other income decreased $0.8 million in the third quarter of 1999 compared to the third quarter of 1998. The decrease was primarily due to a reduction of $0.6 million in foreign currency transaction gains in the third quarter of 1999 compared to the third quarter of 1998. Other income decreased $3.2 million in the first nine months of 1999 relative to the first nine months of 1998. Other income in the first nine months of 1998 included a $3.1 million gain on the March 1998 sale of vacant land located in Milpitas, California.

Income Taxes:
        The Company's income tax provision was approximately $0.4 million and $1.1 million for the three- and nine-month periods of 1999, respectively, compared to $0.3 million and $1.0 million for the three- and nine-month periods of 1998, respectively. The income tax provisions for both the 1999 and 1998 periods primarily represented foreign withholding taxes. The Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS"), received an extension of its initial five-year tax holiday for an additional five years commencing in July 1998. KMS was granted a ten-year tax holiday for its second and third plant sites in Malaysia. The government has determined that earnings from the second and third plant sites will be tax free through 2001. The remaining period of the ten-year tax holiday will be reassessed in 2001 based on achieving certain investment criteria.

Minority Interest in KMT/Equity in Net Income (Loss) of AKCL:
        The minority interest in the net income of consolidated subsidiary represented Kobe Steel USA Holdings Inc.'s ("Kobe USA's") 20% share of Komag Material Technology, Inc.'s ("KMT's") net income (loss). KMT recorded a net loss of $1.0 million and net income of $.7 million in the third quarter and first nine months of 1999, respectively, compared to a net loss of $0.2 million and net income of $2.3 million in the third quarter and first nine months of 1998, respectively.

        The Company owns a 50% interest in AKCL and records its share of AKCL's net income (loss) as equity in net income (loss) of unconsolidated joint venture. During the first three months of 1999, the Company's investment in AKCL was reduced to zero as a result of recording a portion of the Company's share of AKCL's losses for the first quarter of 1999. Approximately $0.6 million of the Company's share of AKCL's first quarter loss was not recorded as it would have reduced the net book value of the investment in AKCL below zero. AKCL recorded net income of $0.3 million and $0.8 million for the second and third quarters of 1999, respectively. The Company has not recorded its share of this income as the Company's cumulative unrecorded equity in AKCL is a loss of approximately $0.1 million as of October 3, 1999. Assuming AKCL reports net income in future periods, the Company will record its share of such income only to the extent by which the income exceeds the losses incurred subsequent to the date on which the investment balance became zero.


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

        The Company's Year 2000 efforts are focused on three primary areas of potential impact: internal information technology ("IT") systems, internal non-IT systems, and the readiness of third parties with whom the Company has critical business relationships. Testing and remediation of internal IT and non-IT systems is complete.

        The Company has developed a process for identifying and assessing Year 2000 readiness of its critical suppliers. This process generally involves the following steps: initial supplier survey, follow-up supplier review, and contingency planning. The Company is following up with critical suppliers that either did not respond initially or whose responses were unsatisfactory. To date, the Company has received responses from all of its critical suppliers, all of whom have responded that they expect to address all of their significant Year 2000 issues on a timely basis.

        Remediation costs of the Year 2000 issue have not been material to the Company's results of operations or financial position. The Company has cumulatively incurred remediation costs of approximately $0.6 million. The Company does not separately track the internal costs incurred for the Year 2000 project (primarily the payroll cost for its information systems group). While the Company currently expects that the Year 2000 issue will not pose significant operational problems, a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions could have material adverse consequences, including delays in the delivery or sales of products. Therefore, the Company has developed contingency plans for continuing operations in the event such problems arise. These contingency plans are materially complete but may be subject to refinement through December 1999.

        During the development of the Company's contingency plans for continuing operations, the Company identified and analyzed the most reasonably likely worst-case scenarios where it may be affected by Year 2000 related interruptions. These scenarios may include possible infrastructure collapse, the failure of power and water supplies, major transportation disruptions, unforeseen product shortages due to hoarding of material and supplies, and failures of communications and financial systems. Any one of these scenarios could have a major and material effect on the Company's ability to produce and deliver products to its customers. While the Company has developed contingency plans, which are materially complete, to address issues under its control, an infrastructure problem outside of its control or some combination of several of these problems could result in a delay in product shipments depending on the nature and severity of the problems. The Company would expect that most utilities and service providers would be able to restore service within days although more pervasive system problems involving multiple providers could last several weeks or longer depending on the complexity of the systems and the effectiveness of their contingency plans.

        The Company's products are not date sensitive. Additionally, disk drive manufacturers have generally stated that disk drives as a stand alone product are not date sensitive. The Company expects that it will have limited exposure to product liability litigation resulting from Year 2000 related failures.


Liquidity and Capital Resources:

        Cash and short-term investments of $83.8 million at the end of the third quarter of 1999 decreased $44.0 million from the end of the prior fiscal year. Working capital decreased $102.5 million from the end of the prior fiscal year. Consolidated operating activities consumed $18.4 million in cash during the first nine months of 1999. The $288.9 million operating loss for the first nine months of 1999, net of the non-cash portion of restructuring charges of $98.5 million, non-cash depreciation and amortization charges of $87.4 million, the goodwill impairment charge of $44.3 million, the non-cash equity loss from AKCL of $1.4 million and other non-cash/deferred charges totaling $(0.2) million, used $57.5 million. Changes in operating assets and liabilities provided $39.2 million. Inventory and accounts receivable decreased $8.9 million and $7.1 million, respectively, providing a source of cash. The net change in the restructuring liability for the first nine months of 1999 provided $33.8 million. In addition, the net change in the other various operating assets and liabilities used $10.6 million. The Company spent $28.8 million on capital requirements during the first nine months of 1999. Sales of Common Stock under the Company's stock programs generated $2.3 million.

        Total capital expenditures for 1999 are currently planned at approximately $35.0 million. Current noncancellable capital commitments total approximately $4.4 million. In light of the continuing weak disk industry conditions the Company plans to closely monitor its capital needs in order to limit capital spending for the last quarter of 1999 and future periods. The size of the Company's net losses have resulted in a default under certain financial covenants contained in the Company's various bank credit facilities. The Company currently has $260 million of unsecured bank borrowings outstanding. No additional borrowing capacity is available as a result of the technical default. The Company is not in payment default under any of its credit facilities. The Company is currently negotiating with its lenders for amendments to the existing credit facilities. The Company's ability to successfully conclude negotiations has been delayed during the past year as a result of changes in the Company's business model due to the acquisition of WDC's media facility and continuing deterioration in the disk industry. There can be no assurance that the Company will be able to obtain amendments to its credit facilities on commercially reasonable terms. If the Company does not successfully amend these credit facilities, it would remain in technical default of its bank loans and the lenders would retain their rights and remedies under the existing credit agreements. As long as the lenders choose not to accelerate any principal payments, the Company would continue to operate in default for the near term. However, the Company will need to raise additional funds to restructure its debt obligations and to operate its business for the long term.

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

         ITEM 3. Defaults Upon Senior Securities--

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

         ITEM 4. Submission   of  Matters  to  a  Vote of  Security  Holders-Not
                 Applicable.

         ITEM 5. Other Information-Not Applicable.

         ITEM 6. Exhibits and Reports on Form 8-K

                  a) Exhibits

                  Exhibit 27--Financial Data Schedule.

                  b) Reports on Form 8-K

                  On August 9, 1999 the Company filed Form 8-K containing the contents of its press release dated August 5, 1999 entitled "Komag Announces Management Changes".

                                   SIGNATURES



                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               KOMAG, INCORPORATED
                                  (Registrant)



DATE:  November 12, 1999            BY: /s/ William L. Potts, Jr.
     --------------------              ---------------------------

                                    William L. Potts, Jr.
                                    Senior Vice President and
                                    Chief Financial Officer



DATE:  November 12, 1999            BY:  /s/ Thian Hoo Tan
     --------------------              ---------------------

                                    Thian Hoo Tan
                                    President and
                                    Chief Executive Officer