Form 10-K405
period 2000-01-02
KOMAG INC /DE/
filed 2000-03-31
CIK 813347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended January 2, 2000

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

               1710 Automation Parkway, San Jose, California 95131 (Address of Principal Executive Offices, including Zip Code)

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

                          Common Stock, $0.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment of this Form 10-K. [X]

                            [Cover page 1 of 2 pages]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 13, 2000 was approximately $186,274,104 based upon the closing sale price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On March 13, 2000, approximately 65,874,918 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                       Documents Incorporated by Reference

     Designated portions of the following document are incorporated by reference into this Report on Form 10-K where indicated:

     Komag, Incorporated Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2000, Part III.

                               KOMAG, INCORPORATED

                 TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K


                                                                            Page

Item 1.    Business ......................................................  4-19

Item 2.    Properties ....................................................    20

Item 3.    Legal Proceedings .............................................    20

Item 4.    Submission of Matters to Vote of Security Holders .............    21

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters .........................................    23

Item 6.    Selected Consolidated Financial Data ..........................    24

Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations ......................... 25-35

Item 7A.   Financial Market Risks ........................................    36

Item 8.    Consolidated Financial Statements ............................. 37-66

Item 9.    Changes In and Disagreements with Accountants and
             Financial Disclosure ........................................    67

Item 10.   Directors and Executive Officers ..............................    67

Item 11.   Executive Compensation ........................................    67

Item 12.   Security Ownership of Certain Beneficial Owners
             and Management ..............................................    67

Item 13.   Certain Relationships and Related Transactions ................    67

Item 14.   Exhibits, Financial Statement Schedules and Reports
             on Form 8-K ................................................. 69-73

                                     PART I

ITEM 1. BUSINESS

     Komag, Incorporated ("we", or "us") designs, manufactures and markets thin-film media ("disks"), the primary storage medium for digital data used in computer hard disk drives. We believe we are the world's largest independent manufacturer of thin-film media and are well positioned as a broad-based strategic supplier of choice for the industry's leading disk drive manufacturers. Our business strategy relies on the combination of advanced technology, high-volume manufacturing and low cost. Our products are made for the high-end desktop and high-capacity/high-performance enterprise segments of the disk drive market and are used in products such as personal computers, disk arrays, network attached storage, network file servers and engineering workstations. We manufacture leading-edge disk products primarily for 3 1/2-inch form factor hard disk drives. We were organized in 1983 and are incorporated in the State of Delaware.

     Our business is subject to risks and uncertainties, a number of which are discussed under "Risk Factors."

     Increasing demand for digital storage and low-cost, high-performance hard disk drives has resulted in strong unit demand for these products. International Data Corporation ("IDC") forecasts that worldwide disk drive unit shipments in 2000 through 2003 will grow at a 12.6% compound annual growth rate. Greater processing power, more sophisticated operating systems and application software, high-resolution graphics, larger databases and the emergence of the Internet are among the developments that have required ever higher performance from disk drives. For example, the first 5 1/4-inch hard disk drive, introduced in 1980, offered a capacity of five megabytes (one million bytes is a megabyte or "MB") with an areal density of less than two megabits (one million bits is a megabit; eight bits is one byte) per square inch. Current-generation 3 1/2-inch drives typically have capacities of 4.3 to 73 gigabytes (one billion bytes is a gigabyte or "GB") with areal densities of approximately 3.1 to 7.8 gigabits (one billion bits is a gigabit) per square inch. Today's areal densities allow for approximately 10 GB of storage per 3 1/2-inch disk platter. By the end of 2000, we expect that increases in areal densities will allow for approximately 20 GB of storage per 3 1/2-inch disk. Advances in component technology have been critical to improving the performance and storage capacity of disk drives and lowering the cost per bit stored.

     We have capitalized on our technological strength in thin-film processes and our manufacturing capabilities to achieve and maintain our position as the leading independent supplier to the thin-film media market. Our technological strength stems from the depth of our understanding of materials science and the interplay between disks, heads and other drive components. Our manufacturing expertise in thin-film media is evidenced by our history of delivering reliable products in high volume.

We currently manufacture thin-film media in Malaysia and through Asahi Komag Co., Ltd. ("AKCL"), a joint venture with Asahi Glass Co., Ltd. ("Asahi Glass") and Vacuum Metallurgical Company, which manufactures thin-film media in Japan and Thailand. We manufacture aluminum disk substrate products primarily for internal use through our subsidiary, Komag Material Technology, Inc. ("KMT") located in Santa Rosa, California. A 20% minority interest in KMT is held by Kobe Steel USA Holdings Inc. ("Kobe USA"), together with Kobe Steel, Ltd. ("Kobe") and other affiliated companies.

Technology

     We manufacture and sell thin-film magnetic media on rigid disk platters for use in hard disk drives. These drives are used to record, store and retrieve digital information. Inside a disk drive, the media or disk rotates at speeds of up to 10,000 rpm. The head scans across the disk as it spins, magnetically recording or reading information. The domains where each bit of magnetic code is stored are extremely small and precisely placed. The tolerances of the disks and recording heads are extremely demanding and the interaction between these components is one of the most critical design aspects in an advanced disk drive.

     The primary factors governing the density of storage achievable on a disk's surface are (1) the minimum distance at which read/write heads can reliably pass over the surface of the disk to detect a change in magnetic polarity when reading from the disk, defined as glide height (measured in microinches or millionths of an inch); (2) the strength of the magnetic field required to change the polarity of a bit of data on the magnetic layer of a disk when writing, defined as coercivity (measured in oersteds--"Oe"), and (3) the ability of the head to discriminate a signal from background media noise (signal-to-noise ratio). As glide height is reduced, smaller bits can be read. The higher the coercivity of the media, the smaller the width of the bit that can be stored. The signal-to-noise ratio is determined by the choice of magnetic materials and the method for depositing those materials on the disk's surface. Our plating, polishing and texturing processes produce a uniform disk surface with relatively few defects, which permits the read/write heads to fly over the disk surface at glide heights of 0.6 to 0.9 microinches. The magnetic alloys deposited on the surfaces of our disks have high coercivity, low noise and other desirable magnetic characteristics. The combination of these factors results in more data stored in a given area on the disk surface.

     Significant increases in areal densities continued in 1999. We believe that the number of gigabits per square inch on a typical disk increased by over 100% in 1999. In 1999, approximately 98% of our unit sales were based upon magnetoresitive ("MR") technology, including more advanced giant magnetoresistive ("GMR") and 2% inductive technology. An MR disk is optimized for use with MR heads that use separate read and write elements. The write element is made from conventional inductive materials but the read element is made of a material whose electrical resistance changes when subjected to changes in a magnetic field. MR heads are more sensitive to magnetic fields than prior inductive technology. This increased sensitivity enables MR heads to read more densely packed, smaller sized bits. Advanced giant magnetoresitive (GMR) disks accounted for 42% of 1999 unit sales. We believe that MR and GMR disks will continue to be the predominate media for disk drives in 2000.

Products, Customers and Marketing

     We sell primarily MR and GMR media for 3 1/2-inch disk drives. We have also historically sold disks for 5 1/4-inch drives and other disk drive form factors. Our products offer a range of coercivities, glide height capabilities and other parameters to meet specific customer requirements. Unit sales of 3 1/2-inch disks capable of storing at least 6.8 GB per platter accounted for approximately 88% of our unit sales in the fourth quarter of 1999. We anticipate that the majority of our unit sales in the first quarter of 2000 will be 3 1/2-inch disks capable of storing at least 10 GB per platter at 7200 rpm and we are close to obtaining customer qualification of 3 1/2-inch products capable of storing up to 15 GB per platter.

     Prior to 1997, market demand for advanced thin-film media typically exceeded supply. In mid-1997, the rate of growth in demand for media slowed abruptly due in large measure to the rapid advancement in increased storage capacity per disk achieved through the use of MR technology. As a result, drive designs incorporated fewer disks and recording heads to achieve the disk drive capacities demanded by the market. In addition, based upon historical supply shortages and forecasts for continued strong demand growth rates, we and our competitors (both independent and captive suppliers) began adding significant media manufacturing capacity in 1996, which for the most part became operational in 1997. The increased supply of media generated by the expanded factory capacity, coupled with the tremendous improvement in disk storage capacity, allowed the overall supply of thin-film media to catch up to, and then exceed, market demand. Captive media suppliers (owned by vertically integrated disk drive customers) utilized their capacity at the expense of independent suppliers, such as us, during this period. As a result, in each of the last three years, the market for disks produced by independent suppliers decreased sharply and pricing pressures intensified. In 1997, 1998 and 1999, we idled certain equipment and facilities to more closely align our production capacity to demand for our products. These restructuring activities resulted in significant restructuring and impairment charges.

     We believe that there remains excess media capacity within the industry. Certain media manufacturers have idled capacity and restructured their operations. StorMedia, Inc., an independent media supplier, declared bankruptcy in late 1998. We believe that the longer-term success of the thin-film media industry is dependent upon growth in demand for disks and further consolidation within the media industry. Improvements in enabling technologies, such as increased bandwidth capability that will speed data transfers over the Internet that will promote use of other storage-intensive applications such as multimedia, are expected to increase demand for storage capacity.

     We primarily sell our media products to independent OEM disk drive manufacturers for incorporation into hard disk drives that are marketed under the manufacturers' own labels. We have also historically sold our disks to computer system manufacturers who make disk drives for their own use or for sale in the open market. We work closely with customers as they design new high-performance disk drives and generally customizes our products according to customer specifications.

     Two customers accounted for approximately 87% of our net sales in 1999. Net sales to major customers were as follows: Western Digital Corporation ("Western Digital")--71% and Maxtor Corporation ("Maxtor")--16%. Sales are generally concentrated in a small number of customers due to the high volume requirements of the dominant disk drive manufacturers and their tendency to rely on a few suppliers because of the close interrelationship between media and other disk drive components. Given the relatively small number of high-performance disk drive manufacturers, we expect that we will continue our dependence on a limited number of customers. In April 1999, we acquired the assets of Western Digital's media operation and also entered into a volume purchase agreement with Western Digital (see "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations" below). As a result of the acquisition, and related volume purchase agreement, our sales are expected to remain highly concentrated with Western Digital.

     Sales were made in 1999 directly to disk drive manufacturers worldwide (except media sales into Japan) from our U.S. and Malaysian operations. Sales of media for assembly into disk drives within Japan are made solely through AKCL. On a selective basis, we have used AKCL to distribute our products to Japanese drive manufacturers for assembly outside of Japan. In 1999, we did not use AKCL to distribute our products. In 1998, we sold product to Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") in Japan and to MKE's Singapore manufacturing facility through AKCL. Media sales to the Far East from our U.S. and Malaysian operations represented 95%, 83% and 96% of our net sales in 1999, 1998 and 1997, respectively. Our customers assemble a substantial portion of their disk drives in the Far East and subsequently sell these products throughout the world. Therefore, our high concentration of Far East sales does not accurately reflect the eventual point of consumption of the assembled disk drives. All foreign sales are subject to certain risks common to all export activities, such as government regulation and the risk of imposition of tariffs or other trade barriers. Foreign sales must also be licensed by the Office of Export Administration of the U.S. Department of Commerce.

     Our sales are generally made pursuant to purchase orders rather than long-term contracts. At January 2, 2000, our backlog of purchase orders scheduled for delivery within 90 days totaled approximately $61.7 million compared to $69.6 million at January 3, 1999. These purchase orders may be changed or canceled by customers on short notice without significant penalty. Accordingly, the backlog should not be relied upon as indicative of sales for any future period.

Manufacturing

     Our manufacturing expertise in thin-film media is evidenced by our history of delivering reliable products in high volume. Through the utilization of proprietary processes and techniques, we have the capability to produce advanced disk products that generally exhibit uniform performance characteristics. Such uniform performance characteristics enhance the reliability of the drive products manufactured by our customers. In addition, these characteristics can raise production yields on the customers' manufacturing lines, which is an important cost consideration especially in high-performance disk drives with large component counts. Manufacturing costs are highly dependent upon our ability to effectively utilize our installed physical capacity to produce large volumes of products at acceptable yields. To improve yields and capacity utilization, we have adopted formal continuous improvement programs at all of our worldwide manufacturing operations. The process technologies employed by us historically required substantial capital investment. In addition, long lead times to install new increments of physical capacity complicate capacity planning.

     The manufacture of our thin-film sputtered disks is a complex, multi-step process that converts aluminum substrates into finished data storage media ready for use in a hard disk drive. The process requires the deposition of extremely thin, uniform layers of metallic film onto a disk substrate. To achieve this, we use a vacuum deposition, or sputtering, method similar to that used to coat semiconductor wafers. The basic process consists of many interrelated steps that can be grouped into five major categories:

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

     Most of the critical process steps are conducted in Class 100 or better environments. Throughout the process, disks are generally handled by custom-designed and, in many cases, self-built automated equipment to reduce contamination and enhance process precision. Minute impurities in materials, particulate contamination or other production problems can reduce production yields and, in extreme cases, result in the prolonged suspension of production. Although no contamination problems have required prolonged suspension of our production to date, no assurance can be given that we will not experience manufacturing problems from contamination or other causes in the future.

     As areal density increases, recording heads are required to read and write smaller data bits packed more tightly together on the surface of the disk. To accomplish this, the read/write head must fly closer to the disks' surfaces in order to discriminate smaller, weaker magnetic signals. During 1999, we optimized processes introduced in 1998 to allow customers to achieve higher density. At the same time, we were able to increase our production yield substantially while lowering the cost of materials and supplies used.

Facilities and Production Capacity

     Based on analysis of our production capacity and our expectations of media market demand, we implemented restructuring plans during 1997, 1998 and 1999. Under the 1997 restructuring plan, we consolidated our U.S. manufacturing operations onto our new campus in San Jose, California by closing two older factories in Milpitas, California. The first of the two Milpitas facilities was closed at the end of the third quarter of 1997 and the second facility was closed in January 1998. Under the 1998 restructuring plan, we ceased sputter through test operations at our oldest San Jose, California facility in the fourth quarter of 1998. At the end of the second quarter of 1999, we closed the former Western Digital media operation, nearly fifteen months ahead of our original transition plan. Further, during the third quarter of 1999, we implemented a plan to cease volume production of finished media in the U.S. and consolidate administrative and research and development functions into one facility in San Jose. By the end of the fourth quarter of 1999, we had closed the two remaining manufacturing facilities in San Jose, California. In addition, we exited the San Jose administrative building during the first quarter of 2000. At January 2, 2000, our joint venture, AKCL, and we had facilities in the U.S., Malaysia, Japan and Thailand.

     As of January 2, 2000, we occupied one factory in the U.S. comprising approximately 44,000 square feet of floor space, an R&D facility of approximately 188,000 square feet and an administrative facility with approximately 82,000 square feet. In the first quarter of 2000, we consolidated our administrative and research and development functions into the 188,000 square foot building. The 82,000 square foot building was subleased in the first quarter of 2000. In addition, we had terminated the lease on our 225,000 square foot production facility and are in the process of exiting the facility in the first quarter of 2000. Further, we acquired several leased facilities in 1999 totaling approximately 137,000 square feet as part of the acquisition of Western Digital's media operation during the year. These facilities are unoccupied and we are actively engaged in locating new tenants for the buildings. The remaining U.S. production facility is occupied by a majority-owned subsidiary (KMT), located in Santa Rosa, California, which manufactures aluminum substrates and is engaged in the research, development and pilot production of plated and polished substrates.

     We own three production facilities in Malaysia, two in Penang totaling approximately 615,000 square feet and one in Sarawak of approximately 275,000 square feet. One of the Penang factories performs all of our process steps except aluminum substrate preparation and the other is equipped to perform the fine polish through test steps. The Sarawak factory is primarily dedicated to substrate, plating and polishing operations. We have strategically located the majority of our manufacturing capacity in Malaysia. These facilities are closer to the customers' disk drive assembly plants in Southeast Asia and enjoy significant cost and tax advantages.

     AKCL occupies approximately 544,000 square feet of building space. AKCL's Japanese facilities, which are approximately 309,000 square feet, are primarily dedicated to fine polish through test and its Thailand facility, which is approximately 235,000 square feet, is designed for plating and polishing.

Research, Development and Engineering

     Since our founding, we have focused on the development of advanced thin-film disk designs as well as the process technologies necessary to produce these designs. Our spending and capital investment for R&D are aimed at the investigation, design, development and testing of new products and processes as well as the development of more efficient and cost effective processes that can be integrated into manufacturing in a commercially viable manner. We utilize both in-line and static sputtering systems in our U.S. research and development facility for development and prototype production.

     Our R&D efforts in 1999 have included the development of alternatives to aluminum-based substrates, such as glass-based substrates. We expect that disk drive manufacturers will adopt glass based disks as the cost of glass-based media technologies decreases and/or demands for increasingly high-density products require the technological advantages offered by glass. We have filed several patents relating to the glass substrate manufacturing process. We believe that the new process offers the ability to manufacture glass substrates at a lower cost than current glass substrates. Furthermore, the cost of glass substrates manufactured with these new processes is expected to be less expensive than equivalent aluminum-based substrates. However, as discussed in our "Risk Factors" section, we cannot assure you that we will be able to successfully commercialize the new glass substrate processes.

     Our expenditures (and percentage of sales) on research, development and engineering activities, were $44.3 million (13.3%) in fiscal 1999, $61.6 million (18.7%) in fiscal 1998 and $51.4 million (8.1%) in fiscal 1997.

Strategic Alliances

     We have established joint ventures with Asahi Glass and Kobe. We believe these alliances have enhanced our competitive position by providing research, development, engineering and manufacturing expertise that reduce costs and technical risks and shorten product development cycles.

     Asahi Komag Co., Ltd. ("AKCL")

     In 1987, we formed a partnership (Komag Technology Partners) with the U.S. subsidiaries of two Japanese companies, Asahi Glass and Vacuum Metallurgical Company. The partners simultaneously formed a wholly owned subsidiary, AKCL, to manufacture and distribute thin-film disks in Yonezawa, Japan. Under the joint venture agreement, we contributed technology developed prior to January 1987 and licensed technology developed after January 1987, to the extent such technology relates to sputtered thin-film hard disk media, for a 50% interest in the partnership. The Japanese partners contributed equity capital aggregating 1.5 billion yen (equivalent to approximately $11 million at that time). AKCL began commercial production in 1988.

     The terms of the joint venture agreement provide that AKCL may only sell disks for incorporation into disk drives that are assembled in Japan, with no limitation on the territory in which AKCL's customers can sell such assembled disk drive products. During the term of the joint venture agreement and for five years thereafter, the Japanese partners and their affiliates have agreed not to develop, manufacture or sell sputtered media anywhere in the world other than through the joint venture, and we and our affiliates have agreed not to develop, manufacture or sell such media in Japan except through the joint venture. We have, however, periodically granted AKCL a limited right to sell its disks outside of Japan and have received royalties on such sales. Upon the occurrence of certain terminating events and the subsequent acquisition of AKCL by one or more of the joint venture partners, the restrictions related to activities of the acquiring joint venture partner(s) within Japan may lapse.

     We made no disk sales to AKCL in 1999 compared to 3% in 1998 and less than 14% in 1997. We purchased less than 1% of AKCL's unit output during 1999 compared to approximately 1% and 11% in 1998 and 1997, respectively. Future distribution sales of AKCL-produced disks to U.S. customers will depend on market dynamics.

     AKCL's 1999 net loss was significantly lower than in 1998, due to substantially higher unit sales volumes, and improving yields, somewhat offset by lower average selling prices. However, AKCL's current financing arrangements may not be sufficient if losses continue at AKCL. There can be no assurance that additional financing will be available to AKCL. Failure to secure additional financing could have a material adverse affect on AKCL's business and financial results. We have no obligation to provide or guarantee financing to AKCL. Further, due to the AKCL losses, our investment in AKCL was written down to zero in 1999. We did not record $2.6 million in losses as such action would have reduced the net book value of the investment in AKCL below zero. We will record our share of AKCL's net income only to the extent that such income exceeds losses incurred subsequent to the date on which the investment balance became zero.

     Komag Material Technology, Inc. ("KMT")

     In 1988, we formed a wholly owned subsidiary, KMT, to secure a stable supply of aluminum substrates of satisfactory quality for our products. In 1989, Kobe, a leading worldwide supplier of blank aluminum substrates, purchased a 45% interest in KMT for $1.4 million. In December 1995, we reacquired 25% of the outstanding Common Stock of KMT by purchasing shares from Kobe for $6.75 million. Our purchase raised our total ownership percentage of KMT to 80%. Kobe holds one seat on KMT's Board of Directors.

     Under agreements between Kobe and us, Kobe will supply substrate blanks to KMT while we will purchase the majority of KMT's entire output of finished substrates. In combination, KMT, Kobe, and our Sarawak facility supply substantially all of our substrate requirements.

     Equity Positions Held by Asahi Glass and Kobe in Komag

     Asahi  Glass and Kobe each  purchased  two million  shares of newly  issued
Common Stock from us for $20 million in January 1989 and March 1990, respectively. In 1992, Asahi Glass transferred ownership of its shares to a U.S. subsidiary of Asahi Glass. Under their respective stock purchase agreements, Asahi Glass and Kobe each have the right to purchase additional shares of our Common Stock on the open market to increase their respective equity interests in us to 20%, to maintain their percentage interest in us by purchasing their pro rata shares of any new equity issuance by us and to require us to register their shares for resale, either on a demand basis or concurrent with an offering by us. Each stock purchase agreement further provides that we shall use our best efforts to elect a representative of each investor to our Board of Directors and to include such representatives on the Nominating Committee of the Board. There were no purchases or sales of our stock by Asahi Glass or Kobe in 1999 and according to our stock records March 13, 2000, Asahi America and Kobe held 2,000,000 and 2,000,002 shares of Common Stock, respectively. Sales of significant amounts of the security holdings of Asahi Glass and/or Kobe in the future could adversely affect the market price of our Common Stock. Any sales by either party, however, would relieve us of our obligation to nominate that party's representative for election to the Board of Directors.

     Western Digital Corporation

     In April of 1999, we purchased Western Digital's media operation for 10.8 million shares of common stock and an unsecured note for $30.1 million. In addition, we assumed certain leases for equipment and facilities. As part of the purchase, we entered into a volume purchase agreement with Western Digital whereby Western Digital is obligated, over the three years following the acquisition date, to purchase a significant majority of its media requirements from us. As a result, Western Digital was our largest customer in 1999. We expect them to remain our largest customer in the foreseeable future. (see Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations")

Competition

     Current thin-film disk competitors fall into three groups: U.S. independent manufacturers, U.S. captive manufacturers, and Japanese/Asian manufacturers. Based upon research conducted by an independent market research firm, we believe we are the leading independent supplier of thin-film disks. The only U.S. independent thin-film disk competitor in 1999 was HMT Technology Corporation.
Japan-based thin-film disk competitors include Fuji Electric Company, Ltd.; Mitsubishi Chemical Corp.; Showa Denko K.K.; and HOYA Corporation. The U.S. captive manufacturers include IBM and OEM disk drive manufacturers, such as Seagate Technology, Inc. ("Seagate") and Western Digital (prior to April 1999), which manufacture disks as a part of their vertical integration programs. Western Digital sold its media operation to us during the second quarter of 1999. In addition, Maxtor received a portion of its disk requirements from MaxMedia, a subsidiary of Hyundai Electronics America. Hyundai Electronics America is a major shareholder of Maxtor. To date, IBM and other OEM disk drive manufacturers have sold nominal quantities of disks in the open market.

     Prior to 1997, the U.S. independent manufacturers, U.S. captive manufacturers, and Japanese/Asian manufacturers each supplied approximately one-third of the worldwide thin-film disk unit output. We believe that the captive manufacturers increased their market share to approximately 40%, 50% and 55% in 1997, 1998 and 1999, respectively. The increased market share for the captive suppliers heightened price competition among the independent media suppliers for the remaining available market. This significant pricing pressure adversely affected the financial results of independent suppliers, including ours. See "Risk Factors--Competition."

Environmental Regulation

     We are subject to a variety of environmental and other regulations in connection with our operations and believe that we have obtained all necessary permits for our operations. We use various industrial hazardous materials, including metal plating solutions, in our manufacturing processes. Wastes from our manufacturing processes are either stored in areas with secondary containment before removal to a disposal site or processed on site and discharged to the industrial sewer system.

     We have  continuously  upgraded our  waste-water  treatment  facilities  to improve the performance and consistency of our waste-water processing. Nonetheless, industrial waste-water discharges from our facilities may, in the future, be subject to more stringent regulations. Failure to comply with present or future regulations could result in the suspension or cessation of part or all of our operations. Such regulations could restrict our ability to expand at our present locations or could require us to acquire costly equipment or incur other significant expenses.

Patents and Proprietary Information

     We hold and have applied for U.S. and foreign patents and have entered into cross-licenses with certain of our customers. While possession of patents could present obstacles to the introduction of new products by competitors and possibly result in royalty-bearing licenses from third parties, we believe that our success does not generally depend on the ownership of intellectual property rights but rather on our innovative skills, technical competence, manufacturing execution and marketing abilities. Accordingly, the patents held and applied for will not constitute any assurance of our future success.

     We regard elements of our equipment designs and processes as proprietary and confidential and rely upon employee and vendor nondisclosure agreements and a system of internal safeguards for protection. Despite these steps for protecting proprietary and confidential information, there is a risk that competitors may obtain and use such information. Furthermore, the laws of certain foreign countries in which we do business may provide a lesser degree of protection to our proprietary and confidential information than provided by the laws of the U.S. In addition, from time to time we receive proprietary and confidential information from vendors, customers and partners, the use and disclosure of which are governed by nondisclosure agreements. Through internal communication and the monitoring of use and disclosure of such information, we comply with our obligations regarding use and nondisclosure. However, despite these efforts, there is a risk that such information may be used or disclosed in violation of our obligations of nondisclosure.

     We have occasionally received, and may receive in the future, communications from third parties asserting violation of intellectual rights alleged to cover certain of our products or manufacturing processes or equipment. In such cases, we evaluate whether it would be necessary to defend against the claims or to seek licenses to the rights referred to in such communications. No assurance can be given that we will be able to negotiate necessary licenses on terms that would not have a material adverse effect on our business or that any litigation resulting from such claims would not have a material adverse effect on our business and financial results.

Employees

     As of January 2, 2000, on a worldwide basis, we had 3,488 employees (3,250 of which are regular employees and 238 of which were employed on a temporary basis), including 3,252 in manufacturing, 129 in research, development and engineering and 107 in sales, administrative and management positions. Of the total, 2,856 are employed at offshore facilities.

     We believe that our future success will depend in large part upon our ability to continue to attract, retain and motivate highly skilled and dedicated employees. None of our employees are represented by a labor union and we have never experienced a work stoppage.

Risk Factors

     Our business is subject to a number of risks and uncertainties. While this discussion represents our current judgment on the risks facing us and the future direction of our business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. The discussion contained in Item 1--"Business" and Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans," and similar expressions. While some of the discussion in Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations" represents our current judgment on the future direction of our business, risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. In particular, the actions taken to restructure our U.S. operations might disrupt our ability to execute against customer obligations and operational improvement plans. Such failures to execute would jeopardize the anticipated improvements in our financial performance. We sell a single product into a market characterized by rapid technological change and sudden shifts in the balance between supply and demand. Further, we are dependent on a limited number of customers, some of whom also manufacture some or most of their own disks internally. Due to the volume purchase agreement with Western Digital Corporation ("WDC"), our results continue to remain highly dependent on the relative success of WDC in the data storage market. Competition in the market, defined by both technology offerings and pricing, can be fierce, especially during times of excess available capacity. Such conditions were prevalent in 1997, 1998 and 1999. Other factors that could cause actual results to differ are the following: changes in the industry supply-demand relationship and related pricing for enterprise and desktop disk products; timely and successful qualification of next-generation products; utilization of manufacturing facilities; changes in manufacturing efficiencies, in particular product yields and material input costs; extensibility of process equipment to meet more stringent future product requirements; structural changes within the disk media industry such as combinations, failures, and joint venture arrangements; vertical integration and consolidation within our customer base; our dependence on a limited number of customers for sales; increased competition; timely and successful deployment of new process technologies into manufacturing; the availability of certain sole-sourced raw material supplies and retention of key employees. In addition, our business requires substantial investments for research and development activities and for physical assets such as equipment and facilities that are dependent on our access to financial resources. We are currently in default under certain financial covenants contained in our bank facilities and we cannot assure you that we will be able to negotiate amendments to these credit facilities on commercially reasonable terms. Our ability to raise additional funding will be dependent upon improving our financial performance as well as the status of our credit facilities. These and other risks are discussed more fully below. We undertake no obligation to publicly release the result of any revisions to our forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Customers Have Demanding Product Requirements

     Our thin-film disk products primarily serve the 3 1/2-inch hard disk drive market, where product performance, consistent quality, price, and availability are of great competitive importance. Short program life-cycles and product customization increase the risk of inventory obsolescence. To succeed in an industry characterized by rapid technological developments, we must continuously advance our thin-film technology at a pace consistent with or faster than our competitors. If we are unable to keep pace with rapid advances, we may lose market share and face increased price competition from other manufacturers. Such competition could materially adversely affect our results of operations.

The Thin-Film Media Industry Is Very Competitive

     In 1999, as in 1998, media supply exceeded media demand. The result of excess media supply has been declines in average selling prices for disk products as independent suppliers struggle to utilize their capacity. Pricing pressure on component suppliers is further compounded by high consumer demand for sub-$1,000 personal computers. Structural change in the disk media industry, including combinations, failures and joint venture arrangements, may be required before media supply and demand balances.

     In response to high historical and projected growth rates for the disk drive market at the time, a majority of our competitors (both independent disk and captive disk manufacturers) and we substantially increased disk manufacturing capacity in 1997 to satisfy the anticipated demand for disk products. These significant investments in capable new disk production capacity, combined with the slowdown in demand, have resulted in excess disk media capacity in the merchant market as drive manufacturers source a higher portion of their disk requirements from their captive media operations.

     Low-cost manufacturing has become more important as pricing pressures have increased. During the third quarter of 1999, we announced that all media production would be consolidated into our Malaysian factories. During the last month of 1999, all of our media production occurred in our Malaysian factories. While we believe that our manufacturing operations in Malaysia can provide a competitive cost advantage relative to most other thin-film disk manufacturers that operate exclusively or primarily in the U.S. or Japan, our media manufacturing is now concentrated in one foreign country (see "Risks Associated with Foreign Operations and Joint Ventures" below).

     In general, the life cycles of recent disk drive programs have been shortening. Additionally, media must be more customized to each disk drive program. Supply chain management, including just-in-time delivery, is rapidly becoming a standard industry practice. Timely development of new products and technologies that assist customers in reducing their time-to-market performance and operational excellence that supports high-volume manufacturing ramps and tight inventory management throughout the supply chain will be keys to both the maintenance of constructive customer relationships and our profitability. We cannot assure you that we will be able to respond to this rapidly changing environment in a manner that will maximize utilization of our production facilities and minimize our inventory losses. Furthermore, there are a relatively large number of capable competitors, some with greater financial resources than us.

Bank Credit Facilities

     The size of our second quarter 1998 net loss resulted in a default under certain financial covenants contained in our bank credit facilities. At the time of the covenant default we had $260 million of debt outstanding against a total borrowing capacity of $345 million under our various senior unsecured credit facilities. As a result of the covenant default, our lenders withdrew the $85 million in unused borrowing capacity. We are not in payment default under these credit facilities as we have continued to pay all interest charges and fees associated with these facilities on their scheduled due dates. Of the $260 million of debt outstanding, $85 million matures in the fourth quarter of 2000 and $175 million matures in 2002. To date, our lenders have not accelerated any principal payments under our credit facilities. We are currently negotiating with our lenders for amendments to our existing credit facilities. We cannot assure you that we will be able to obtain such amendments to our credit facilities on commercially reasonable terms. If we do not successfully amend these credit facilities, we would remain in technical default of our bank loans and the lenders would retain their rights and remedies under the existing credit agreements. In addition, if the maturities of the credit facilities due in the fourth quarter of 2000 are not extended, we may not have sufficient financial resources to meet our fourth quarter $85 million payment obligations. For the long term, we will likely need to restructure our debt obligations and raise additional funds to operate our business. Inability to raise additional funds may force us to reduce or suspend operations. Raising additional funds or a significant debt restructuring may require significant dilution to shareholders.

Customer Concentration

     Our sales are concentrated in a small number of customers. This concentration is due to the high-volume requirements of the dominant disk drive manufacturers and their tendency to rely on a few suppliers because of the close interrelationship between media performance and disk drive performance and the complexity of integrating components from a variety of suppliers. Also influencing customer concentration are the increases in areal densities that led to decreases in the platter count per drive. With lower platter counts, captive disk drive manufacturers have excess internal media capacity and they rely less on independent sources of media. Our net sales to major customers in 1999 were as follows:

*    Western Digital Corporation ("Western Digital") - 71%
*    Maxtor Corporation ("Maxtor") - 16%

     During 1999, IBM and Seagate produced more than 80% of their media demand internally and MMC Technology, Inc. supplied approximately 45% of Maxtor's requirement for media. Hyundai Electronics America owns MMC Technology, Inc. and is also one of Maxtor's major shareholders. To date, MMC Technology, Inc. and the captive media operations of IBM and Seagate have sold minimal quantities of disks in the merchant market.

     Given the relatively small number of disk drive manufacturers, we expect that we will continue to depend on a limited number of customers. In addition, our customers are based in the United States. Should U.S. based drive companies lose market share to foreign competitors, it could have a negative impact on our sales.

     Our sales are generally made pursuant to purchase orders that are subject to cancellation, modification or rescheduling without significant penalties. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will recover to the levels of earlier periods or that we will be able to obtain orders from new customers.

     Our sales are significantly connected to Western Digital's performance. In April of 1999, we purchased Western Digital's media operation. As part of the purchase, we entered into a volume purchase agreement with Western Digital whereby Western Digital is obligated, over the three years following the acquisition date, to purchase a significant majority of its media requirements from us. We also acquired building and equipment leases with remaining lease commitments of $71 million from Western Digital. The leased assets are substantially unused and thus, to the extent that we cannot terminate our obligations under the leases, we will suffer a cash drain.

Our Sole Product Is Sold To Hard Disk Drive Manufacturers

     Our sole product, thin-film media, is used in hard disk drives. Demand for our high-performance, thin film disks depends upon the demand for hard disk drives and our ability to provide high quality, technically superior products at competitive prices.

     The hard disk drive industry is very competitive. With short product life cycles and rapid technological change, new products must be qualified frequently and high volume production must be achieved rapidly. Hard disk drive programs have increasingly become "bimodal" in that a few programs are high-volume and the remaining programs are small in terms of volume. Supply and demand balance can change quickly from customer to customer and program to program. Further, we make substantial investments in qualifying on new programs whether or not the customer program or our share of the program ultimately results in high volume production.

Rapid Technological Change

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

     In this regard, in 1999 we developed a new disk carbon overcoat and process that allows a thinner carbon overcoat without compromising disk durability and reliability. The new carbon overcoat process was scaled up during the fourth quarter of 1999.

     Advances in hard disk drive technology demand continually lower glide heights and higher areal densities. These advances require substantial on-going process and technology development. Additionally, the development of alternatives to aluminum-based substrates, such as glass-based substrates, may require substantial investments in new process technologies and capital expenditures. We expect that disk drive manufacturers will adopt glass based disks as the cost of glass-based media technologies decreases and/or demands for increasingly high-density products require the technological advantages offered by glass. We have filed several patents relating to the glass substrate manufacturing process. We believe that the new process offers the ability to manufacture glass substrates at a lower cost than current glass substrates. Furthermore, the cost of glass substrates manufactured with these new processes is expected to be less expensive than equivalent aluminum-based substrates. However, we cannot assure you that we will be able to successfully commercialize the new glass substrate processes. Our ability to commercialize the glass substrate processes depends, in part, on our partnering relationships with glass suppliers.

     Although we have a significant, ongoing research and development effort to advance our process technologies and the resulting products, we cannot assure you that we will be able to develop and implement such technologies in a timely manner in order to compete effectively against competitors' products and/or entirely new data storage technologies. Technology knowledge must be transferred overseas from our U.S. research and development center to our Malaysian manufacturing operations. Our results of operations would be materially adversely affected if our efforts to advance our process technologies or implement those advanced technologies in our Malaysian operations are not successful or if the technologies that we have chosen not to develop proved to be viable competitive alternatives.

Operating Results Are Subject To Quarterly Fluctuations

     We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including:

*    availability of media versus demand;
*    the cyclical nature of the hard disk drive industry;
*    our   ability  to  develop  and   implement   new   manufacturing   process
     technologies;
* increases in our production and engineering costs associated with initial design and production of new product programs;
* the extensibility of our process equipment to meet more stringent future product requirements;
* our ability to introduce new products that achieve cost-effective, high-volume production in a timely manner;
*    changes in our product mix and average selling prices;
*    the availability and the extent of utilization of our production capacity;
* changes in our manufacturing efficiencies, in particular product yields and input costs for direct materials, operating supplies and other running costs;
* prolonged disruptions of operations at any of our facilities for any reason;
*    changes in the cost of or limitations on availability of labor; and
* structural changes within the disk media industry, including combinations, failures, and joint venture arrangements.

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

We Have Consolidated Our Media Manufacturing Operations To Our Malaysian
Factories

     During the third quarter of 1999, we announced that all media production would be consolidated into our Malaysian factories. During the last month of 1999, 100% of our media production occurred in Malaysia. We believe that our manufacturing operations in Malaysia can provide a competitive cost advantage relative to most other thin-film disk manufacturers that operate exclusively or primarily in the

U.S. or Japan. However, with the closure of the U.S. media manufacturing operations, we are now fully dependent on our Malaysian media operations. Technology developed at our U.S. research and development center must now be first implemented at our Malaysian facilities without the benefit of initial implementation at a U.S. factory. We continue to manufacture aluminum substrates at our factory in Santa Rosa, California.

Risks Associated With Foreign Operations And Joint Ventures

     In 1999, our sales to customers in the Far East, including the foreign subsidiaries of domestic disk drive companies, accounted for approximately 95% of our net sales from our U.S. and Malaysian facilities. Our customers assemble a substantial portion of their disk drives in the Far East and subsequently sell these products throughout the world. Therefore, our high concentration of Far East sales does not accurately reflect the eventual point of consumption of the assembled disk drives. We anticipate that international sales will continue to represent the majority of our net sales. All of our sales are currently priced in U.S. dollars worldwide. Certain costs at our foreign manufacturing and marketing operations are incurred in the local currency. We also purchase certain operating supplies and production equipment from Japanese suppliers in yen-denominated transactions. Accordingly, our operating results are subject to the risks inherent with international operations, including, but not limited to:

* compliance with or changes in the law and regulatory requirements of foreign jurisdictions;
*    fluctuations in exchange rates, tariffs or other barriers;
*    difficulties in staffing and managing foreign operations;
*    exposure to taxes in multiple jurisdictions; and
*    transportation delays and interruptions.

     Our Malaysian operations accounted for a significant portion of our 1999 consolidated net sales. In 2000, substantially all of our net sales will originate from our Malaysian operations. Prolonged disruption of operations in Malaysia for any reason would cause delays in shipments of our products, thus materially adversely affecting our results of operations. Changes in relative currency values can be swift and unpredictable. The ability to transfer funds from our Malaysian operations to the United States is subject to local rules and regulations. In 1999, the Malaysian government repealed a regulation that restricted the amount of dividends that a Malaysian company may pay to its shareholders. This regulation would have potentially limited our ability to transfer funds to the United States from our Malaysian operations. While the political and economic issues in Southeast Asia have not had a material adverse affect on our Malaysian operations, we cannot assure you that future events would not cause a disruption in our operations.

We May Not Be Able To Attract And Retain Key Personnel

     Our future success depends on the continued service of our executive officers, our highly skilled research, development and engineering team, manufacturing team and other key administrative, sales and marketing and support personnel. Competition for skilled personnel is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future. In this regard, we have several new executive officers, including our President, Chief Executive Officer, Vice President -- Chief Financial Officer, Vice President -- Corporate Controller and Vice President -- Worldwide Front-End Operations.

We Rely On A Limited Number of Suppliers For Materials And Equipment Used In Our Manufacturing Processes

     We rely on a limited number of suppliers, and in some cases a sole supplier, for some of the materials and equipment used in our manufacturing processes including aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. As a result, our production capacity would be limited if one or more of these materials were to become unavailable or available in reduced quantities. If such materials were unavailable for a significant period of time, our results of operations would be adversely affected. The supplier base has been weakened by the poor financial condition of the industry and some suppliers have either exited the business or failed.

Earthquakes Or Other Natural Or Man-made Disasters Could Disrupt Our Operations

     Our California R&D facility, KMT, AKCL, Kobe, other Japanese suppliers of key manufacturing supplies and our Japanese supplier of sputtering machines are each located in areas with seismic activity. Our Malaysian operations have been subject to temporary production interruptions due to localized flooding, disruptions in the delivery of electrical power, and, on one occasion in 1997, by smoke generated by large, widespread fires in Indonesia. We cannot assure you that natural or man-made disasters will not result in a prolonged disruption of production in the future. If any natural or man-made disasters do occur, they could have a material adverse effect on our results of operations.

Year 2000 Issues Present Technological Risks And Could Cause Disruption To Our Business

     Although we have not experienced any Year 2000 problems, it is possible that, even after January 1, 2000, Year 2000-related issues may cause problems or disruptions. While we believe that all of our systems are Year 2000 compliant, we cannot assure you that we will not discover a software bug during and after 2000 that requires us to upgrade, modify or replace our software. We also cannot provide any assurance that governmental services, utility companies, customers, suppliers and others outside our control will not experience future Year 2000 problems.

Our Business Depends Upon Our Ability To Protect Our Patents And Information Rights

     Protection of technology through patents and other forms of intellectual property rights in technically sophisticated fields is commonplace. In the disk drive industry, it is not uncommon for companies and individuals to initiate actions against others in the industry to enforce intellectual property rights. We cannot assure you that others have not or will not perfect intellectual property rights and enforce those rights to prevent us from using certain technologies or demand royalty payments from us in return for using those technologies. Either of these actions may have a material adverse affect on our results of operations. As a measure of protection, we have entered into cross-license agreements with certain customers.

     We have occasionally received, and may receive in the future, communications from third parties asserting violation of intellectual rights alleged to cover certain of our products or manufacturing processes or equipment. In such cases, we evaluate whether it would be necessary to defend against the claims or to seek licenses to the rights referred to in such communications. No assurance can be given that we will be able to negotiate necessary licenses on terms that would not have a material adverse effect on us or that any litigation resulting from such claims would not have a material adverse effect on our business and financial results.

     We cannot assure you that we will anticipate claims that we infringe the technology of others or successfully defend ourselves against such claims. Similarly, we cannot assure you that we will discover significant infringements of our technology or successfully enforce our rights to our technology if we discover infringing uses.

The Market Price Of Our Stock Has Been Depressed

     The market price of our common stock has been depressed in response to actual and anticipated quarterly variations in:

*    our operating results;
*    perceptions of the disk drive industry's relative strength or weakness;
*    developments in our relationships with our customers and/or suppliers;
* announcements of alliances, mergers or other relationships by or between our competitors and/or customers;
* announcements of technological innovations or new products by us or our competitors;
*    the success or failure of new product qualifications;
*    developments related to patents or other intellectual property rights;
*    status of our bank loans; and
*    other events or factors.

     We expect this volatility to continue in the future. In addition, any shortfall or changes in our revenue, gross margins, earnings or other financial results from analysts' expectations could cause the price of our Common Stock to fluctuate significantly. In recent years, the stock market in general has experienced extreme price and volume fluctuations which have particularly affected the market price of many technology companies and which have often been unrelated to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of our Common Stock. Volatility in the price of stocks of companies in the hard disk drive industry has been particularly high, especially during 1997, 1998 and 1999. During this period, the price of our stock fell to a low of $1 5/8 during the fourth quarter of 1999 from a high of $35 1/8 during the second quarter of 1997. See "Price Range of Common Stock."

     Recovery of the stock price is contingent upon a correction in the industry supply and demand imbalance as well as on internal execution on industry-mandated technology, cost and yields targets. The timing of the supply and demand correction may be influenced by structural changes including mergers, acquisitions and failures.

ITEM 2. PROPERTIES

     Worldwide (excluding AKCL), we currently occupy facilities totaling approximately 1.2 million square feet. In addition, we have unoccupied leased facilities totaling approximately 0.1 million square feet for which we are actively engaged in locating new tenants. We own three manufacturing facilities in Malaysia, two in Penang and one in Sarawak. The square footage of each of these facilities and acreage of the related land parcels are 340,000 square feet and 13 acres, 275,000 square feet and 18 acres, and 275,000 square feet and 89 acres. We lease one manufacturing facility in Santa Rosa, California. These facilities are leased for the following terms:

        Facility Size          Current Lease
        (square feet)          Term Expires            Extension Options
        -------------          ------------            -----------------

           188,000              January 2007                      20 years
            58,875  (4)            June 2013          2 options at 5 years
            97,000  (1)        February 2001          2 options at 5 years
            82,000  (2)           March 2007                      20 years
            44,000                April 2004                       5 years
            30,000  (4)           April 2003                     36 months
            25,000  (4)           April 2003                     36 months
            23,000  (3)           April 2003                       5 years

(1) This facility was vacated in the third quarter of 1997 as part of our restructuring plan and subleased in December 1997.
(2) This facility was partially vacated in January 2000 and fully vacated in February 2000 and subleased in January 2000.
(3) This facility was vacated in June 1999, partially subleased in October 1999 and completely subleased in March 2000.
(4)  These facilities are unoccupied.

ITEM 3. LEGAL PROCEEDINGS

     There are no material legal proceedings to which either our subsidiaries or we are a party or to which any of our property is subject.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to our stockholders during our fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of February 29, 2000, our executive officers are as follows:

Name                     Age   Position
----                     ---   --------

Thian Hoo Tan             51   President, Chief Executive Officer and Director
Christopher H. Bajorek    56   Executive Vice President--Chief Technical Officer
Ray Martin                56   Senior Vice President--Customer Sales and Service
Edward H. Siegler         49   Vice President--Chief Financial Officer and
                                 Secretary
Kathleen A. Bayless       43   Vice President--Corporate Controller
Timothy H. Starkey        47   Vice President--Worldwide Front-End Operations
Thiam Seng Tan            43   Vice President--Penang Operations
Eric Tu                   46   Vice President--Media Manufacturing
Tsutomu T. Yamashita      45   Vice President--Process Development

     Mr. Thian Hoo Tan was appointed President and Chief Executive Officer in August 1999. Mr. Tan started our first San Jose, California manufacturing facility in 1989, Penang operations in 1993, and Sarawak operations in 1996. Mr. Tan returned to the U.S. and assumed the position of Senior Vice President--Worldwide Operations from 1996 through his appointment by the Board to his present position. Before joining the Company in 1989, Mr. Tan was Vice
President of Operations at HMT Technology. Mr. Tan holds a M.S. degree in Physics from the University of Malaya in Kuala Lumpur.

     Dr. Bajorek joined the Company and was elected to the newly created position of Senior Vice President-Chief Technical Officer in June 1996. He was promoted to Executive Vice President-Chief Technical Officer in January of 2000. Prior to joining the Company, Dr. Bajorek was Vice President, Technology Development and Manufacturing, for the Storage Systems Division of IBM in San Jose, California. During his 25-year career with IBM, Dr. Bajorek held various positions in research and management related to magnetic recording, magnetic bubble and optical storage applications. He holds a Ph.D. degree in Electrical Engineering and Business Economics from the California Institute of Technology. Dr. Bajorek is a director of the International Disk Drive Equipment and Materials Association (IDEMA), an industry trade association. He is also one of fifteen scientists awarded the Millennium award by IEEE.

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

     Mr. Siegler joined the Company in 1987 and has served in a variety of financial management roles. He was promoted to Vice President--Chief Financial Officer in February 2000. He also serves as Secretary. Prior to joining the Company, Mr. Siegler held management positions at several high-technology concerns. Mr. Siegler holds a B.A. degree from Stanford University and an M.B.A. from Santa Clara University.

     Ms. Bayless joined the Company in August 1994 as Corporate Controller and was promoted to Vice President in February 2000. Prior to joining the Company, she held various management positions with the public accounting firm of Ernst & Young, LLP. Ms. Bayless holds a B.S. degree in Accounting from California State University Fresno and is a certified public accountant.

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

     Mr. Starkey joined the Company in 1989 as President of Komag Material Technology, Inc. (KMT), a Komag subsidiary located in Santa Rosa, California. During that time he has also served on the Board of Directors for KMT and is currently the Chairman. He was promoted to Vice President--Substrate Manufacturing of Komag, Incorporated in February 2000. Mr. Starkey has over 20 years experience in the recording media industry. Prior to joining the Company, he was a General Manager at Domain Technology and held Engineering Management positions at Verbatim, Corporation. Mr. Starkey holds a Bachelor's degree in Electrical Engineering from Bradley University.

     Mr. Tu rejoined the Company as Vice President--U.S. Media Operations in July 1998. After the closure of the U.S. manufacturing operation and recent worldwide reorganization, Mr. Tu was appointed Vice President--Media Manufacturing and is heading process development for certain process areas and pilot line operation in the U.S. He also carries the responsibility of media operation at our Penang facility. He previously worked for us from 1988 to 1993. Prior to rejoining us, Mr. Tu held senior manufacturing positions with Kobe Precision, Inc., a manufacturer of aluminum substrates and Fuji Electric (Malaysia) Sdn. Bhd., a computer hard disk maker in Malaysia. Mr. Tu holds a MS degree in Mechanical Engineering from University of Missouri.

     Mr. Yamashita joined the Company in 1984 and was Senior Director of Research prior to his promotion to Vice President--Research and Development in January 1995. Mr. Yamashita currently serves as Vice President of Process Development. Prior to joining the Company, Mr. Yamashita was a graduate research assistant in the Department of Material Science and Engineering at Stanford University. Mr. Yamashita holds a B.S. degree in Chemistry and a M.S. degree in Materials Science from Stanford University.

                                    PART II

ITEMS 5, 6, 7 and 8.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is traded on the Nasdaq National Market under the symbol KMAG. The following table sets forth the range of high and low closing sales prices, as reported on the Nasdaq National Market. At March 13, 2000 we had approximately 422 holders of record of our Common Stock and 65,874,918 shares outstanding.

                                                             Price Range of
                                                              Common Stock
                                                             ---------------
                                                             High        Low
                                                             ----        ---
          1998
              First Quarter                                  15.63      12.06
              Second Quarter                                 15.50       5.63
              Third Quarter                                   6.13       2.63
              Fourth Quarter                                 11.00       2.13

          1999
              First Quarter                                  15.25       4.31
              Second Quarter                                  4.63       3.06
              Third Quarter                                   4.25       3.00
              Fourth Quarter                                  3.94       1.63

          2000
              First Quarter (through March 24, 2000)          4.81       2.22

DIVIDEND POLICY

     We have never paid cash dividends on our Common Stock. We presently intend to retain all cash for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the near future. Our debt agreements prohibit the payment of dividends without the lenders' consent.

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

                                                            Fiscal Year Ended (4)
                                        ---------------------------------------------------------------
                                         1999 (1)      1998 (2)      1997 (3)       1996        1995
                                        ---------     ---------     ----------     --------    --------
                                       (in thousands, except per share amounts and number of employees)
Consolidated Statements of
  Operations Data:
Net Sales                               $ 331,946     $ 328,883     $  631,082     $577,791    $512,248
Gross Profit (Loss)                       (22,709)      (62,752)        93,546      175,567     197,486
Restructuring/Impairment Charges          187,965       187,768         52,157           --          --
Income (Loss) Before
  Minority Interest and Equity
  in Joint Venture Income (Loss)         (281,859)     (338,789)       (16,838)     100,553     101,410
Minority Interest in Net Income (Loss)
  of Consolidated Subsidiary                 (212)          544            400          695       1,957
Equity in Net Income (Loss) of
  Unconsolidated Joint Venture             (1,402)      (27,003)        (4,865)      10,116       7,362
Net Income (Loss)                       $(283,049)    $(366,336)    $  (22,103)    $109,974    $106,815

Basic Net Income (Loss) Per Share       $   (4.54)    $   (6.89)    $    (0.42)    $   2.15    $   2.24
Diluted Net Income (Loss) Per Share     $   (4.54)    $   (6.89)    $    (0.42)    $   2.07    $   2.14

Consolidated Balance Sheet Data:
Working Capital                         $(201,881)    $ (92,844)    $  296,099     $142,142    $252,218
Net Property, Plant & Equipment           313,455       470,017        678,596      643,706     329,174
Current portion of long-term debt         260,000       260,000             --           --          --
Long-term Debt (less current portion)          --            --        245,000       70,000          --
Stockholders' Equity                       78,713       323,807        686,184      697,940     574,564
Total Assets                            $ 475,871     $ 694,095     $1,084,664     $938,357    $686,315

Number of Employees at Year-end             3,488         4,086          4,738        4,101       2,915

(1) Results of operations for 1999 included $143.7 million in restructuring charges and a $44.3 million impairment charge. The restructuring charges primarily related to the closing of the Company's U.S. manufacturing operations based on an evaluation of the size and location of its existing production capacity relative to the short-term and long-term market demand outlook. The impairment charge related to the write-down of goodwill was based on reduced cash flow expectations influenced by continuing difficult market conditions. The goodwill had originated from the acquisition of Western Digital Corporation's media operation.
(2) Results of operations for 1998 included a $187.8 million restructuring charge that primarily related to an asset impairment charge of $175 million. The asset impairment charge effectively reduced asset valuations to reflect the economic effect of industry price erosion for disk media and projected under utilization of the Company's production equipment and facilities. Based on analysis of the Company's production capacity and its expectations of the media market over the remaining life of the Company's fixed assets, the Company concluded that it would not be able to recover the book value of those assets.
(3) Results of operations for 1997 included a $52.2 million restructuring charge related to the consolidation of the Company's U.S. manufacturing operations.
(4)  The Company paid no cash dividends during the five-year period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

     The Company's business is both capital intensive and volume sensitive, making capacity planning and efficient capacity use imperative. Physical capacity, utilization of this physical capacity, yields, input material costs and average unit sales price constitute the key determinants of the Company's profitability. Of these key determinants, price and utilization are the most sensitive to changes in product demand. If capacity and product price are fixed at a given level and demand is sufficient to support a higher level of output, then increased output attained through improved utilization rates and higher manufacturing yields will translate directly into increased sales and improved gross margins. Alternatively, if demand for the Company's products decreases, falling average selling prices and lower capacity utilization will adversely affect the results of the Company's operations.

1999 vs. 1998

     Adverse market conditions, which began in mid-1997, continued to impact the thin-film media market throughout 1998 and 1999. Demand for disk drives grew rapidly during the mid-1990s and industry forecasts were for continued strong growth. The Company and a majority of its competitors (both independent disk manufacturers and captive disk manufacturers owned by vertically integrated disk drive customers) committed to expansion programs in 1996 and substantially increased their media manufacturing capacity in 1997. In 1997, the rate of growth in demand for disk drives fell. Disk drive manufacturers abruptly reduced orders for media from independent suppliers and relied more heavily on internal capacity to supply a larger proportion of their media requirements. The media industry's capacity expansion, coupled with the decrease in the rate of demand growth, has resulted in excess media production capacity. This excess media production capacity caused sharp declines in average selling prices for disk products as independent suppliers struggled to utilize their capacity.

     In addition to adversities caused by the excess supply of media, 1998 was a year of tremendous transition for the Company and the disk drive industry. Disk drive programs utilizing newer, more advanced, magnetoresistive ("MR") media and recording heads replaced older generation programs utilizing inductive media and heads. By the end of 1998 most disk drives were manufactured with MR components. The transition to MR disk drives has led to significant, unprecedented increases in areal density and, therefore, the amount of data that can be stored on a single disk platter. Increased disk storage capacity per disk allows drive manufacturers to offer lower-priced disk drives at given capacity points, especially in the price-sensitive desktop segment, through the incorporation of fewer components into their disk drives. The rapid advancement in storage capacity per disk platter has further slowed disk demand throughout the industry. According to industry market analysts, this resulting reduction in the average number of disks per drive will likely result in flat to declining disk demand in 2000. The significant amount of captive capacity employed by certain disk drive manufacturers also continues to reduce the market opportunities for independent disk suppliers such as the Company.

     In April  1999,  the  Company  purchased  the  assets  of  Western  Digital
Corporation's ("WDC's") media operation. Additionally, the Company and WDC signed a volume purchase agreement under which the Company agreed to supply a substantial portion of WDC's media needs over the next three years. Under the volume purchase agreement WDC began to purchase most of its media requirements from the Company after the closing date. Due to assimilation of the WDC media operation, the Company initially expected that second quarter 1999 unit sales from the combined operations would grow sequentially in the range of 20-35% compared to the Company's first quarter of 1999 results. However, in response to competitive market conditions the Company's customers reduced the number of disks per drive to support the delivery of lower priced disk drives to the rapidly expanding, low-cost segment of the PC market. As a result, actual unit shipments for the second quarter fell considerably short of these expectations as customer order reductions (including those from WDC) and lower-than-expected volumes on certain new product programs restricted sequential unit sales growth to approximately 10%. These customer actions, the continuing imbalance between the supply and demand for disk products, and the lack of new data-intensive applications continue to depress the Company's financial performance. Due to this weak unit demand the Company closed the former WDC media operation at the end of June 1999, nearly fifteen months ahead of the Company's original transition plan.

     Disk industry conditions remain very difficult. Increased storage capacity per disk continues to limit overall unit demand in the disk industry while excess production capacity within the industry continues to push average selling prices for disk products lower. Vertically integrated disk drive customers such as Seagate and IBM are also supplying a larger percentage of their disk requirements internally as a direct result of the lower disk consumption per drive facilitated by the increased storage capacity per platter. As a result of these negative industry trends, the Company has experienced continuing deterioration in its revenue forecasts during the course of 1999.

     Following the closure of the former WDC media operation at the end of June 1999, the Company announced in July 1999 that it would reduce the size of its U.S. operations further in response to the poor industry conditions. Later in August 1999, the Company indicated that it would cease volume production of finished disks in the U.S., close two manufacturing facilities in San Jose, California, and institute staged work force reductions that would affect 980 people by the end of 1999. These reductions, combined with the June 1999 work force reduction of 400 people, lowered the employment base at the Company's U.S. operations from 1,950 people in April 1999 (subsequent to the acquisition of WDC's media operation) to 630 people by year end. As a result of these actions the Company expects to realize cash savings of approximately $20 million per quarter in U.S. payroll costs, a 67% reduction from the second quarter of 1999. The Company employed approximately 630 people in its U.S. operations and 2850 people in its Malaysian manufacturing operations at the end of fiscal 1999. The Company recorded a restructuring charge of $139.3 million in the third quarter for the write-off of equipment and leasehold improvements in the U.S. production facilities scheduled for closure and for severance pay related to the reorganization of its U.S. operations.

     After completion of the phase out of volume production, the Company's San Jose site is solely focused on activities related to research, process development, and product prototyping. Selling, general and administrative functions also remain in San Jose. The Company's highly automated substrate manufacturing in Santa Rosa, California will continue to produce low-cost aluminum substrates and perform advanced development work for both aluminum and glass substrates. The Company believes that the shift of high volume production to its cost-advantaged Malaysian manufacturing plants will improve the Company's overall cost structure, result in lower unit production costs, and improve the Company's ability to respond to the continuing price pressures in the disk industry.

Net Sales

     Net sales for 1999 increased slightly to $331.9 million, up 1% from $328.9 million in 1998. The increase was due to a combination of a 19% increase in unit sales volume and a 15% decrease in the overall average selling price. Price reductions have been common on individual product offerings in the thin-film media industry in response to significant pricing pressures generated by the imbalance in supply and demand for thin-film media. Distribution sales of product manufactured by AKCL decreased to less than $0.1 million in 1999 from $2.5 million in 1998.

     During 1999 sales to Western Digital Corporation and Maxtor Corporation accounted for approximately 71% and 16%, respectively, of consolidated net sales. During 1998 sales to Western Digital Corporation, Maxtor Corporation and International Business Machines accounted for approximately 43%, 25% and 18%, respectively of consolidated net sales. Net sales to each of the Company's other customers were less than 10% during 1999 and 1998. The Company expects that it will continue to derive a substantial portion of its sales from WDC and from a few other customers. The distribution of sales among customers may vary from quarter to quarter based on the match of the Company's product capabilities with specific disk drive programs of customers. However, as a result of the April 1999 acquisition of WDC's media operation and related volume purchase agreement, the Company's sales are expected to remain highly dependent upon WDC's performance in the disk drive industry.

Gross Margin

     The Company incurred a negative gross margin percentage of 6.8% in 1999 compared to a negative gross margin percentage of 19.1% in 1998. Unit production increased 15.7% in 1999 relative to 1998, however, the Company continued to operate below capacity in 1999. The 1999 gross margin benefited from a full year of the effects of the 1998 restructuring/impairment charges as well as a partial year from the 1999 restructuring. Improvements in manufacturing yields (9.2% gross margin impact), material and operating supply costs (8.6% gross margin impact) and lower depreciation expense (4.1% gross margin impact) had the most significant positive impact on the 1999 gross margin compared to 1998. The effect of these manufacturing cost reductions more than offset the effect of the decline in the overall average selling price on the Company's gross margin (17.6%).

Operating Expenses

     Research and development ("R&D") expenses decreased 28.2% ($17.4 million) in 1999 relative to 1998. Decreased R&D staffing and lower facility and equipment costs (primarily due to the 1998 asset impairment charges and the 1999 restructuring charges) accounted for most of the decrease in R&D expenses. Selling, general and administrative ("SG&A") expenses decreased $0.9 million in

1999 compared to 1998. The decrease in SG&A expenses was mainly due to lower payroll and fixed costs of $3.0 million primarily as a result of the third quarter 1999 restructuring charges, somewhat offset by an increase in bonus expense of $1.4 million and higher provisions for bad debt of $0.7 million.

     In 1999, the Company recorded $17.3 million of amortization of intangibles primarily related to the goodwill associated with the Company's acquisition of WDC's media operation. This acquisition was recorded in the second quarter of 1999 as a business combination using the purchase method of accounting. Under this method the Company recorded the following (in millions):

         Purchase Price Paid:
           Common Stock                                         $ 34.6
           Note Payable                                           21.2
                                                                ------
         Total Costs                                            $ 55.8
                                                                ======
         Assets Acquired:
           Goodwill                                             $ 79.2
           Volume Purchase Agreement                               4.7
           Equipment                                               5.3
           Inventory                                               2.1
         Liabilities Assumed:
           Remaining Lease Obligations
            for Equipment Removed from Service                   (26.5)
           Facility Closure Costs                                 (5.6)
           Purchase Order Cancellation
              Liabilities                                         (2.6)
           Other Liabilities                                      (0.8)
                                                                ------
         Net Assets Acquired                                    $ 55.8
                                                                ======

     The Company recognized goodwill and other intangibles in connection with the acquisition of the WDC media operation in the amount of $83.9 million. Goodwill reflects the difference between the fair value of the net assets acquired and consideration paid. Under purchase accounting rules the Company also recorded liabilities that increased the amount of goodwill recognized. These liabilities included estimated costs for the closure of the former WDC media operation as well as costs related to the remaining lease obligations for equipment taken out of service due to the closure.

     During 1999, the Company paid a total of approximately $13.3 million against liabilities arising from this transaction including equipment lease obligations ($7.6 million), rent ($1.3 million), property taxes ($1.2 million) and other liabilities ($3.2 million). Equipment lease obligations are expected to be paid monthly through mid-2002. At January 2, 2000, the current portion of the equipment lease obligations was approximately $10.2 million. The majority of the facility closure costs, purchase order cancellation costs and other liabilities associated with the WDC transaction are expected to be paid by mid-2000.

     Based on reduced cash flow expectations influenced by continuing difficult market conditions through the end of the third quarter of 1999, the company recorded an impairment charge of approximately $44.3 million to write down the goodwill balance. This charge was recorded on the Statement of Operations on the line captioned "Restructuring/impairment charges." The fair value of the goodwill as of the end of the third quarter of 1999 was determined based on the discounted cash flows resulting from expected sales volumes to WDC through the remaining period of the volume purchase agreement. This charge, combined with the goodwill amortization for the second, third and fourth quarters, reduced the goodwill balance to approximately $23.0 million at January 2, 2000. The goodwill is being amortized over the three year term of the Company's volume purchase agreement with Western Digital. Future impairment assessments will be performed by the Company if events or changes in circumstances indicate that the carrying amount of the goodwill may not be fully recoverable. If such assessments indicate the carrying value of the goodwill will not be recoverable, as measured based on the discounted cash flow method, the carrying amount will be adjusted to fair value. The discounted cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time.

     The Company recorded restructuring/impairment charges of $188.0 million, $187.8 million and $52.2 million in 1999, 1998 and 1997, respectively.

     During the third quarter of 1997, the Company implemented a restructuring plan involving the consolidation of its U.S. manufacturing operations. The Company recorded a $52.2 million restructuring charge which included $3.9 million for severance costs associated with approximately 330 terminated employees (all in the U.S. and predominately all from the manufacturing area), $33.0 million for the write-down of the net book value of excess equipment and disposed of leasehold improvements, $10.1 million related to equipment order cancellations and other equipment-related costs, and $5.2 million for facility closure costs. Non-cash items included in the restructuring charge totaled approximately $33.0 million.

     In the second quarter of 1998, the Company implemented a restructuring plan which included a reduction in the Company's U.S. and Malaysian workforce and the cessation of operations at its oldest San Jose, California plant. The Company recorded a restructuring charge of $187.8 million, which included $4.1 million for severance costs (approximately 170 employees, predominately in the U.S. and approximately 63%, 33%, and 4% from the manufacturing area, engineering area and sales, general and administrative area, respectively.), $5.8 million related to equipment order cancellations and other equipment related costs, and $2.9 million for facility closure costs. The asset impairment component of the charge was $175.0 million and effectively reduced asset valuations to reflect the economic effect of industry price erosion for disk media and the projected under-utilization of the Company's production equipment and facilities. The fair value of these assets was determined based upon the estimated future cash flows to be generated by the assets, discounted at a market rate of interest (15.8%) The cash component of the total charge was $12.8 million. Non-cash items in the restructuring/impairment charge totaled $175.0 million.

     The Company incurred lower facility closure costs than anticipated in the restructuring charges. The oldest Milpitas plant was sublet sooner than anticipated and the Company reached a lease termination agreement with its landlord on the second Milpitas plant in the third quarter of 1998. The Company thereby avoided expected future rent payments and the cost of renovating the facility to its original lease condition. Additionally, the Company determined that it would not close its oldest San Jose, California facility at the expiration of its lease. As a result, the Company did not incur costs to restore the facility to its original lease condition as contemplated in the restructuring charge. Higher than expected costs for equipment order cancellations offset the lower facility closure costs.

     The following tables summarize these restructuring activities.

1997 Restructuring Reserve

                           Writedown Net Book     Equipment Order
                           Value of Equipment    Cancellations And     Facility
                             and Leasehold             Other           Closure    Severance
(in millions)                 Improvements         Related Costs       Costs        Costs     Total
                              ------------         -------------       -----        -----     -----
Expensed in 1997                 $ 33.0               $10.1            $ 5.2       $ 3.9      $ 52.2
Charged to Reserve                (33.0)               (4.2)            (0.3)       (3.4)      (40.9)
                                 ------               -----            -----       -----      ------
Balance at December 28, 1997         --                 5.9              4.9         0.5        11.3

Charged to Reserve                   --                (7.9)            (1.9)       (0.4)      (10.2)
Adjustment to Reserve                --                 5.5             (3.0)       (0.1)        2.4
                                 ------               -----            -----       -----      ------
Balance at January 3, 1999           --                 3.5               --          --         3.5

Charged to Reserve                   --                (1.7)              --          --        (1.7)
                                                      -----            -----       -----      ------
Balance at January 2, 2000       $   --               $ 1.8            $  --       $  --      $  1.8
                                 ======               =====            =====       =====      ======

1998 Restructuring Reserve

                                                  Equipment Order
                                  Asset          Cancellations And     Facility
                                Impairment             Other           Closure    Severance
(in millions)                     Charge           Related Costs       Costs        Costs     Total
                              ------------         -------------       -----        -----     -----

Expensed in 1998                 $175.0               $ 5.9            $ 2.8       $ 4.1      $ 187.8
Charged to Reserve               (175.0)               (5.1)              --        (4.5)      (184.6)
Adjustment to Reserve                --                  --             (2.8)        0.2         (2.6)
                                 ------               -----            -----       -----      -------
Balance at January 3, 1999           --                 0.8               --        (0.2)         0.6

Reaoolocated Reserve                 --                (0.2)              --         0.2           --
                                                      -----            -----       -----      -------
Balance at January 2, 2000       $   --               $ 0.6            $  --       $  --      $   0.6
                                 ======               =====            =====       =====      =======

        At January 2, 2000, $2.4 million related to these restructuring activities remained in current liabilities. The Company has made cash payments totaling approximately $29.4 million primarily for severance, equipment order cancellations and facility closure costs. The majority of the remaining liability, primarily for equipment order cancellations, is expected to be settled through the use of cash by the end of the first quarter of 2000.

        The Company recorded restructuring charges of $4.3 million in the second quarter of 1999. This restructuring charge primarily related to severance pay associated with 400 terminated employees (all in the U.S. and predominately all from the manufacturing area). The entire $4.3 million was paid out to the employees during the second and third quarters of 1999.

        During the third quarter of 1999, the Company implemented a restructuring plan based on an evaluation of the size and location of its existing production capacity relative to the short-term and long-term market demand outlook. Under the 1999 restructuring plan, the Company decided to close its U.S. manufacturing operations in San Jose, California. The restructuring actions resulted in a charge of $139.3 million and included $98.5 million for leasehold improvements and equipment write-offs, $17.7 million for future liabilities under non-cancelable equipment leases associated with equipment no longer being used, $15.6 million for severance pay associated with approximately 980 terminated employees (all in the U.S. and predominately all from the manufacturing area), and $7.5 million in plant closure costs. Non-cash items included in the restructuring charge totaled approximately $98.5 million. The following table summarizes these 1999 restructuring activities:

1999 Restructuring Reserves

                             Writedown Net Book   Liabilities Under
                            Value of Equipment     Non-Cancelable    Facility
                               and Leasehold         Equipment        Closure    Severance
(in millions)                  Improvements           Leases           Costs       Costs      Total
                               ------------           ------           -----       -----      -----
Expensed in 1999                 $ 98.5               $ 17.7          $ 7.5       $ 19.9     $ 143.6
Charged to Reserve                (98.5)                (3.9)          (3.0)       (15.1)     (120.5)
                                 ------               ------          -----       ------     -------
Balance at January 2, 2000       $   --               $ 13.8          $ 4.5       $  4.8     $  23.1
                                 ======               ======          =====       ======     =======

     At January 2, 2000, $23.1 million related to the 1999 restructuring activities remained in current liabilities. During the third and fourth quarters of 1999, the Company made cash payments totaling $22.0 million. Cash outflows of approximately $9.3 million associated with severance pay and closure costs will occur primarily during the first quarter of 2000. Cash payments of approximately $13.8 million under the equipment leases will be made monthly through mid-2002.

Interest Income/Expense and Other Income

     Interest income decreased $3.6 million (41.1%) in 1999 relative to 1998 primarily due to a lower average investment balance in 1999. Interest expense increased $4.1 million (21.4%) in 1999 compared to 1998. The higher interest expense was due to higher outstanding debt balance and higher interest rates in 1999 compared to 1998. Other income decreased $3.3 million in 1999 relative to 1998. The decline was primarily due to a $2.4 million decrease in foreign exchange gains.

Income Taxes

     In February 2000, the Company obtained favorable resolution of various federal tax return audits which had been in process as of the fiscal year ended January 2, 2000. These audits were resolved with no taxes owed by the Company. As a result, the related income tax liability as of January 2, 2000 was reduced by $27.0 million and the provision for income taxes for the fourth quarter and year ended 1999 reflect this adjustment. The Company's income tax benefit of approximately $25.8 million for 1999 primarily represents the above mentioned adjustment, net of foreign withholding taxes.

     Komag USA (Malaysia) Sdn. ("KMS"), the Company's wholly owned thin-film media operation in Malaysia, was granted an extension of its initial tax holiday by the Malaysian government for a period of five years commencing in July 1998. KMS has also been granted an additional ten-year tax holiday for its second and third plant sites in Malaysia. The government determined in the third quarter of 1999 that earnings from the second and third plant sites will be tax free through 2001. The remaining period of the ten-year holiday will be reassessed in 2001 based on achieving certain investment criteria. The tax holidays had no impact on either the Company's 1999 or 1998 net loss.

Minority Interest in Consolidated Subsidiary/Equity in Unconsolidated Joint Venture

     The minority interest in the net income (loss) of consolidated subsidiary during 1999 represented Kobe Steel USA Holdings Inc.'s ("Kobe USA") share of Komag Material Technology, Inc.'s ("KMT") net income (loss). KMT recorded a net loss of $1.1 million and net income of $2.7 million in 1999 and 1998, respectively.

     The Company owns a 50% interest in AKCL and records its share of AKCL's net income (loss) as equity in net income (loss) of unconsolidated joint venture. The Company recorded a loss of $1.4 million as its equity in AKCL's net loss for 1999 compared to a net loss of $27.0 million recorded for 1998. Substantially higher unit sales volumes and higher yields, somewhat offset by lower average selling prices, resulted in improved operating results at AKCL in 1999. However, due to continuing losses at AKCL, the Company's investment in AKCL has been written down to zero. During 1999, the Company did not record $2.6 million in losses as it would have reduced the net book value of the investment in AKCL below zero. Assuming AKCL reports net income in future periods, the Company will record its share of such income only to the extent by which the income exceeds the losses incurred subsequent to the date on which the investment balance became zero.

1998 vs. 1997

     Operating results for 1998 were significantly lower than 1997. Adverse market conditions, which began late in the second quarter of 1997, intensified during 1998. The decrease in demand for enterprise-class media late in the second quarter of 1997, combined with a major expansion of media production capacity by both independent media suppliers and captive media operations of disk drive manufacturers, resulted in an excess supply of enterprise-class media. Net sales decreased sharply to $129.7 million in the third quarter of 1997, down sequentially from $175.1 million in the second quarter of 1997. The Company's gross margin percentage fell to 0.2% in the third quarter of 1997, down from 20.4% in the second quarter of 1997. Net sales and the gross margin percentage improved to $159.0 million and 11.6%, respectively, for the fourth quarter of 1997.

     In December 1997, however, weakened demand for desktop media products, combined with the continuing slow recovery of the enterprise-class market segment, lowered overall media demand. The excess supply of media in the merchant market heightened price competition among independent media suppliers, including the Company. The Company's net sales in the first quarter and second quarter of 1998 dropped significantly to $76.1 million and $78.8 million, respectively. The combination of the lower overall average selling prices and low production volumes resulted in negative gross margin percentages of 41.5% and 45.2%, respectively, for the first quarter and second quarter of 1998. Due to the Company's expectation that the media industry's supply/demand imbalance would extend into 1999, the Company adjusted its expectations for the utilization of its installed production capacity and recorded a restructuring charge of $187.8 million which included a $175.0 million asset impairment charge in the second quarter of 1998. Net sales for the third quarter and fourth quarter of 1998 increased sequentially to $81.3 million and $92.7 million, respectively. The gross margin percentages improved sequentially to a negative 3.4% and a positive 7.9%, respectively, in the third and fourth quarter of 1998 The asset impairment charge resulted in a reduction in depreciation and amortization of approximately $10.2 million in the third quarter of 1998 compared to the second quarter of 1998. Higher unit volume, higher manufacturing yields, and reduced depreciation, payroll and material input costs resulted in substantial improvements in gross margin for the third quarter and fourth quarter of 1998.

Net Sales

     Net sales for 1998 decreased to $328.9 million, down 47.9% from $631.1 million in 1997. The decrease was due to a combination of a 36% decrease in unit sales volume and a 19% decrease in the overall average selling price. The Company has traditionally prevented significant reductions in its overall average selling price through transitions to higher-priced, more technologically advanced product offerings. The effect of price reductions in response to significant pricing pressures generated by the imbalance in supply and demand for thin-film media during 1998 more than offset the effect of transitions to more advanced product offerings. Distribution sales of product manufactured by AKCL decreased to $2.5 million in 1998 from $10.5 million in 1997.

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

Income Taxes

     The Company's income tax provision of approximately $1.3 million for 1998 primarily represents foreign withholding taxes. The Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS"), received an extension of its initial five-year tax holiday for an additional five years commencing in July 1998. KMS has also been granted a ten-year tax holiday for its second and third plant sites in Malaysia. The government determined in the third quarter of 1999 that earnings from the second and third plant sites will be tax free through 2001. The remaining period of the ten-year holiday will be reassessed in 2001 based on achieving certain investment criteria. The tax holidays had no impact on the Company's 1998 net loss. The tax provision benefit of 55% for 1997 primarily represents tax loss carrybacks associated with the Company's U.S. operations. As a result of profitable operations at KMS in 1997, the tax holiday reduced the Company's 1997 consolidated net loss by approximately $16.6 million ($0.32 per share under both the basic and diluted methods).

Minority Interest in Consolidated Subsidiary/Equity in Unconsolidated Joint Venture

     The minority interest in the net income of consolidated subsidiary during 1998 represented Kobe Steel USA Holdings Inc.'s ("Kobe USA") share of Komag Material Technology, Inc.'s ("KMT") net income. KMT recorded net income of $2.7 million and $2.0 million in 1998 and 1997, respectively.

     The Company owns a 50% interest in AKCL and records its share of AKCL's net income (loss) as equity in net income (loss) of unconsolidated joint venture. The Company recorded a loss of $27.0 million as its equity in AKCL's net loss for 1998 compared to a net loss of $4.9 million recorded for 1997. The combination of a significant decrease in the overall average selling price for AKCL's disk products, lower manufacturing yields, reduced equipment utilization, customer qualification issues and substantial equipment write-downs adversely affected AKCL's financial results for 1998.

Liquidity and Capital Resources

     Cash and cash equivalents and short-term investments of $69.5 million at the end of 1999 decreased from $127.8 million at the end of 1998. Consolidated operating activities consumed $32.0 million in cash during 1999. The $283.0 million net loss for 1999, net of non-cash charges for restructuring and the impairment of goodwill of $142.9 million, non-cash depreciation of $92.6 million,  the  non-cash  amortization  charges  of $17.3  million,  net of other miscellaneous items, consumed $59.4 million. The restructuring charges were recorded in 1999 based on an evaluation of the size and location of its existing production capacity relative to the short-term and long-term market demand outlook. The impairment of goodwill was recorded in the third quarter of 1999 based on reduced cash flow expectations influenced by continuing difficult market conditions through the end of the third quarter of 1999. Changes in operating assets and liabilities provided $27.4 million, primarily as a result of the increase in the restructuring liability due to the 1999 restructuring charges recorded, the reduction in inventory due to the closure of U.S. media manufacturing and a Company wide effort to manage and reduce inventory balances, as well as the reduction in accounts receivable due to a reduction in sales and the timing of the sales in 1999 compared to 1998. The Company spent $32.0 million on capital requirements during 1999 primarily for equipment and building improvements to support the production facilities. Sales of Common Stock under the Company's employee stock purchase program generated $3.4 million.

     Working capital decreased by $109.0 million in 1999 primarily due to a decline in cash and cash equivalents and short-term investments of $58.3 million and an increase in the restructuring liability of $21.4 million resulting from the 1999 restructuring charges. Additionally, other current liabilities increased $5.2 million which reduced working capital in 1999. Inventory, accounts receivable and other current assets decreased $10.6 million, $6.9 million and $6.6 million, respectively in 1999, further reducing working capital.

     Current noncancellable capital commitments total approximately $2.0 million. Total capital expenditures for 2000 are currently planned at approximately $20 million. The 2000 capital spending plan primarily includes costs for projects designed to improve yield and productivity as well as costs for the installation of certain production equipment transferred from the closed U.S. manufacturing plant to Malaysia.

     The Company is in default under certain financial covenants contained in the Company's bank credit facilities which include the following ratios/tests: profitability, quick ratio, leverage ratio, tangible net worth, debt coverage, and debt to capitalization. The Company is not in payment default under these credit facilities as all interest charges and fees associated with these facilities have been paid on their scheduled due dates. At the time of the covenant default the Company had $260 million of debt outstanding against a total borrowing capacity of $345.0 million under the various senior unsecured credit facilities. As a result of the covenant default, the Company's lenders withdrew the $85 million in unused borrowing capacity. To date, the lenders have not accelerated any principal payments under the credit facilities. As a result of the technical default and reclassification of the bank debt to current liabilities, the Company's auditors have included an explanatory paragraph in their audit opinion to highlight the Company's need to amend or restructure its debt obligations.

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

     In March 2000, the Company entered into an agreement with an institutional investor to sell up to $20 million of common stock. The shares of common stock will be sold pursuant to a private equity line of credit, under which the Company may exercise "put options" to sell shares for a price equal to 90%, 92% or 94% of market. The shares may be sold periodically in maximum increments of $1.5 million to $3.5 million over a period of up to thirty months. Upon signing the agreement, the Company issued warrants to the investor to acquire 80,000 shares of common stock at a price of 125% of market. The warrants are exercisable over a three-year period beginning in August 2000.

     Over the next several years the Company will need financial resources for capital expenditures, working capital and research and development. During 1998 and 1999, the Company spent approximately $89 million and $32 million, respectively, on property, plant and equipment. In 2000, the Company plans to spend approximately $20 million on property, plant and equipment. The Company believes that in order to achieve its long-term growth objectives and maintain and enhance its competitive position, such additional financial resources will be required. There can be no assurance that the Company will be able to secure such financial resources on commercially reasonable terms. If the Company is unable to obtain adequate financing, it could be required to significantly reduce or possibly suspend its operations, and/or to sell additional securities on terms that would be highly dilutive to current stockholders.

     In May 1999, at the Company's Annual Meeting of Stockholders, the Company received authorization to sell and issue up to $250,000,000 of Common Stock in equity or equity-linked private transactions from time to time through October 1, 2000 at a price below book value but at or above the then current market value of the Company's Common Stock. Additionally, in July 1998, the Company's stockholders approved a proposal to increase the amount of Common Stock the Company is authorized to issue from 85,000,000 to 150,000,000 shares.

Other

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and will be adopted by the Company for its fiscal year 2001. The Company is currently assessing the impact of adoption of this pronouncement on its financial statements.

ITEM 7A. FINANCIAL MARKET RISKS

     The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The Company currently does not utilize derivative financial instruments to hedge such risks.

     The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. The Company invests primarily in high-quality, short-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $0.1 million decrease (less than .1%) in the fair value of the Company's available-for-sale securities.

     The Company has long-term debt with a notional value of $260 million which includes both term debt and lines of credit. Term debt totaling $75 million bears interest at a fixed rate of 7.4% per annum. The lines of credit totaling $185 million bear interest at the lenders' base rate (currently 8.75%). The Company has not hedged its exposure to fluctuations in the base interest rate. A hypothetical 100 basis point increase in interest rates would result in approximately $1.9 million of additional interest expense per year.

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

     A substantial majority of the Company's revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, the Company does enter into these transactions in other currencies, primarily, the Malaysian ringgit. Since late 1998, the ringgit has been pegged at a conversion rate of
3.8 Malaysian ringgit to the U.S. dollar. If the pegging is lifted in the future, the Company will evaluate whether or not it will enter any hedging contracts for the Malaysian ringgit. Based on 1999 expenses that were denominated in Malaysian ringgit, an adverse change in exchange rates (defined as 20% in the Malaysian ringgit to U.S. dollar rate) would result in a decline in income before taxes of approximately $7 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                               KOMAG, INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Ernst & Young LLP, Independent Auditors                             38

Consolidated Statements of Operations,
     1999, 1998 and 1997                                                      39

Consolidated Balance Sheets, 1999 and 1998                                 40-41

Consolidated Statements of Cash Flows,
     1999, 1998 and 1997                                                   42-43

Consolidated Statements of Stockholders' Equity,
     1999, 1998 and 1997                                                      44

Notes to Consolidated Financial Statements                                 45-66

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Stockholders
Komag, Incorporated


     We have audited the accompanying consolidated balance sheets of Komag, Incorporated as of January 2, 2000 and January 3, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 2, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Asahi Komag Co., Ltd. (a corporation in which the Company has a 50% interest) as of January 3, 1999, and for each of the two years in the period ended January 3, 1999. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Asahi Komag Co., Ltd. as of January 3, 1999 and for each of the two years in the period ended January 3, 1999, is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Komag, Incorporated at January 2, 2000 and January 3, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

                                              Ernst & Young LLP

San Jose,  California
January 21, 2000, except for Note 16,
as to which the date is March 17, 2000

                               KOMAG, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                 Fiscal Year Ended
                                                         -----------------------------------
                                                           1999         1998         1997
                                                         ---------    ---------    ---------
Net sales to unrelated parties                           $ 148,299    $ 328,883    $ 631,082
Net sales to related party (see Note 13 and 14)            183,647           --           --
                                                         ---------    ---------    ---------
         Net sales                                         331,946      328,883      631,082
Cost of sales (see Notes 12 and 13)                        354,655      391,635      537,536
                                                         ---------    ---------    ---------
         Gross profit (loss)                               (22,709)     (62,752)      93,546

Operating expenses:
  Research, development and engineering                     44,254       61,637       51,427
  Selling, general and administrative                       18,889       19,762       27,523
  Amortization of intangibles                               17,272           --           --
  Restructuring/impairment charges                         187,965      187,768       52,157
                                                         ---------    ---------    ---------
                                                           268,380      269,167      131,107
                                                         ---------    ---------    ---------
         Operating loss                                   (291,089)    (331,919)     (37,561)

Other income (expense):
  Interest income                                            5,189        8,804        4,753
  Interest expense                                         (23,319)     (19,212)      (9,116)
  Other, net                                                 1,552        4,853        4,104
                                                         ---------    ---------    ---------
                                                           (16,578)      (5,555)        (259)
                                                         ---------    ---------    ---------
         Loss before income taxes, minority
           interest and equity in joint venture loss      (307,667)    (337,474)     (37,820)

Provision (benefit) for income taxes                       (25,808)       1,315      (20,982)
                                                         ---------    ---------    ---------
         Loss before minority interest and equity
           in joint venture loss                          (281,859)    (338,789)     (16,838)
Minority interest in net income (loss) of
  consolidated subsidiary                                     (212)         544          400
Equity in net loss of unconsolidated joint venture          (1,402)     (27,003)      (4,865)
                                                         ---------    ---------    ---------
         Net loss                                        $(283,049)   $(366,336)   $ (22,103)
                                                         =========    =========    =========
Basic and diluted loss per share                         $   (4.54)   $   (6.89)   $   (0.42)
                                                         =========    =========    =========
Number of shares used in basic and diluted computation      62,291       53,169       52,217
                                                         =========    =========    =========

                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                Fiscal Year End
                                                             ----------------------
                                                               1999         1998
                                                             ---------    ---------
Assets

Current Assets
  Cash and cash equivalents                                  $  25,916    $  64,467
  Short-term investments                                        43,610       63,350
  Accounts receivable (including $25,971 and $512 due from
    related parties in 1999 and 1998, respectively) less
    allowances of $2,180 in 1999 and $2,847 in 1998             36,494       43,434
  Inventories:
    Raw materials                                                7,695        8,434
    Work-in-process                                              4,820       10,672
    Finished goods                                              10,503       14,534
                                                             ---------    ---------
        Total inventories                                       23,018       33,640
  Prepaid expenses and deposits                                  3,254        4,348
  Refundable income taxes                                          815        2,216
  Deferred income taxes                                          3,767        7,883
                                                             ---------    ---------
        Total current assets                                   136,874      219,338

Investment in Unconsolidated Joint Venture                          --        1,399

Property, Plant and Equipment
  Land                                                           7,785        7,785
  Buildings                                                    134,471      128,359
  Leasehold improvements                                        36,656       86,565
  Furniture                                                     10,980       10,911
  Equipment                                                    630,221      686,169
                                                             ---------    ---------
                                                               820,113      919,789
   Less allowances for depreciation and amortization          (506,658)    (449,772)
                                                             ---------    ---------
        Net property, plant and equipment                      313,455      470,017

Net Intangible Assets                                           22,996           --
Deposits and Other Assets                                        2,546        3,341
                                                             ---------    ---------
                                                             $ 475,871    $ 694,095
                                                             =========    =========

                 See notes to consolidated financial statements.

                              KOMAG, INCORPORATED
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    (In thousands, except per share amounts)

                                                           Fiscal Year End
                                                       ------------------------
                                                         1999           1998
                                                       ---------      ---------
Liabilities and Stockholders' Equity

Current Liabilities
  Current portion of long-term debt                    $ 260,000      $ 260,000
  Trade accounts payable                                  21,474         27,274
  Accounts payable to related parties                      2,019          1,848
  Accrued compensation and benefits                       10,048         15,544
  Other liabilities                                       19,615          3,254
  Income taxes payable                                       109            134
  Restructuring liability                                 25,490          4,128
                                                       ---------      ---------
        Total current liabilities                        338,755        312,182

Note Payable to Related Party                             21,186             --
Deferred Income Taxes                                     20,045         52,564
Other Long-term Liabilities                               13,245          1,403
Minority Interest in Consolidated Subsidiary               3,927          4,139

Commitments

Stockholders' Equity
  Preferred Stock, $0.01 par value per share:
    Authorized--1,000 shares
    No shares issued and outstanding                          --             --
  Common Stock, $0.01 par value per share:
    Authorized--150,000 shares in 1999
      and 1998
    Issued and outstanding 65,875 shares
      in 1999 and 53,887 shares in 1998                      659            539
  Additional paid-in capital                             445,384        407,549
  Accumulated deficit                                   (367,909)       (84,860)
  Accumulated other comprehensive income                     579            579
                                                       ---------      ---------
          Total stockholders' equity                      78,713        323,807
                                                       ---------      ---------
                                                       $ 475,871      $ 694,095
                                                       =========      =========

                 See notes to consolidated financial statements.

                              KOMAG, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   Fiscal Year Ended
                                                          -----------------------------------
                                                            1999         1998         1997
                                                          ---------    ---------    ---------
Operating Activities
Net cash provided by (used in) operating activities--
  see detail on following page                            $ (31,954)   $  23,601    $  84,396

Investing Activities
Acquisition of property, plant and equipment                (32,017)     (89,033)    (199,112)
Purchases of short-term investments                          (9,590)     (31,050)     (37,585)
Proceeds from short-term investments at maturity             29,330           --        7,785
Proceeds from disposal of property, plant and equipment       2,240        5,449          550
Deposits and other assets                                        58          912       (1,190)
Dividend distribution from unconsolidated joint venture          --           --        1,535
                                                          ---------    ---------    ---------
        Net cash used in investing activities                (9,979)    (113,722)    (228,017)

Financing Activities
Proceeds from long-term obligations                              --       15,000      175,000
Sale of Common Stock, net of issuance costs                   3,382        5,691       11,777
                                                          ---------    ---------    ---------
        Net cash provided by financing activities             3,382       20,691      186,777
                                                          ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents            (38,551)     (69,430)      43,156

Cash and cash equivalents at beginning of year               64,467      133,897       90,741
                                                          ---------    ---------    ---------
        Cash and cash equivalents at end of year          $  25,916    $  64,467    $ 133,897
                                                          =========    =========    =========

                 See notes to consolidated financial statements.

                              KOMAG, INCORPORATED
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)

                                                                      Fiscal Year Ended
                                                              -----------------------------------
                                                                1999         1998         1997
                                                              ---------    ---------    ---------
Net loss                                                      $(283,049)   $(366,336)   $ (22,103)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                92,634      116,682      128,542
    Amortization of intangibles                                  17,272           --           --
    Provision for losses on accounts receivable                    (404)      (1,125)       1,315
    Equity in net loss of unconsolidated
      joint venture                                               1,402       27,003        4,865
    Loss on disposal of equipment                                   424          481        2,854
    Impairment charge related to goodwil/property,
      plant and equipment                                        44,348      175,000           --
    Non-cash portion of restructuring charge
      related to write-off of property, plant and equipment      98,548           --       33,013
    Deferred income taxes                                       (28,403)         (59)       2,513
    Deferred rent                                                (1,890)         443          463
    Minority interest in net income (loss) of
      consolidated subsidiary                                      (212)         544          400
    Changes in operating assets and liabilities:
      Accounts receivable                                        32,803       35,995      (23,431)
      Accounts receivable from related parties                  (25,459)       3,594        4,343
      Inventories                                                12,771       33,138       (4,818)
      Prepaid expenses and deposits                               1,091         (659)        (831)
      Trade accounts payable                                     (5,800)     (12,769)     (40,046)
      Accounts payable to related parties                           171       (5,245)       3,799
      Accrued compensation and benefits                          (5,496)       1,948       (8,239)
      Other liabilities                                          (5,443)        (342)       1,683
      Income taxes (payable) refundable                           1,376       22,433      (11,179)
      Restructuring liability                                    21,362       (7,125)      11,253
                                                              ---------    ---------    ---------
        Net cash provided by (used in) operating activities   $ (31,954)   $  23,601    $  84,396
                                                              =========    =========    =========
Supplemental disclosure of cash flow information
  Cash paid for interest                                      $  20,159    $  19,683    $   8,148
  Cash paid (refunded) for income taxes                             (39)     (21,017)     (12,305)
  Income tax benefit from stock
      options exercised                                              --           --        1,834

                See notes to consolidated financial statements.

                              KOMAG, INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                              Accumu-
                                                                                               lated
                                                                                Retained       Other
                                              Common Stock         Additional   Earnings/     Compre-
                                         ----------------------     Paid-in   (Accumulated    hensive
                                          Shares       Amount       Capital      Deficit)     Income       Total
                                         ---------    ---------    ---------    ---------    ---------   ---------
Balance at December 29, 1996                51,696    $     517    $ 388,305    $ 303,579    $   5,539   $ 697,940

Net loss                                                                          (22,103)                 (22,103)
Accumulated translation adjustment                                                              (3,228)     (3,228)
                                                                                                         ---------
Total Comprehensive Loss                                                                                   (25,331)
                                                                                                         ---------
Common Stock issued under stock
  option and purchase plans, including
  related tax benefits                       1,098           11       13,564                                13,575
                                         ---------    ---------    ---------    ---------    ---------   ---------
Balance at December 28, 1997                52,794          528      401,869      281,476        2,311     686,184

Net loss                                                                         (366,336)                (366,336)
Accumulated translation adjustment                                                              (1,732)     (1,732)
                                                                                                         ---------
Total Comprehensive Loss                                                                                  (368,068)
                                                                                                         ---------
Common Stock issued under stock
  option and purchase plans                  1,093           11        5,680                                 5,691
                                         ---------    ---------    ---------    ---------    ---------   ---------
Balance at January 3, 1999                  53,887          539      407,549      (84,860)         579     323,807

Net loss and comprehensive loss                                                  (283,049)                (283,049)

Common Stock issued under Asset
  Purchase Agreement                        10,783          108       34,465                                34,573

Common Stock issued under stock
  option and purchase plans                  1,205           12        3,370                                 3,382
                                         ---------    ---------    ---------    ---------    ---------   ---------
Balance at January 2, 2000                  65,875    $     659    $ 445,384    ($367,909)   $     579   $  78,713
                                         =========    =========    =========    =========    =========   =========

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

The financial statements have been prepared on a going concern basis. The Company has incurred cumulative operating losses and is not in compliance with certain financial covenants of its various bank agreements. Such non-compliance constitutes an event of default under the agreements. The Company has not been in payment default under these credit facilities and has continued to pay all interest charges and other fees associated with these facilities on their scheduled due dates. Amounts outstanding under these unsecured credit agreements at January 2, 2000 amounted to $260,000,000. To date, the Company's lenders have not accelerated any principal payments under these facilities. The Company is currently negotiating with its lenders for amendments to its existing credit facilities. There can be no assurance that the Company will be able to obtain such amendments to its credit facilities on commercially reasonable terms. In the event that the Company does not successfully amend its credit facilities or restructure its debt obligations, the Company could be required to significantly reduce or possibly suspend its operations, and/or sell additional securities on terms that would be highly dilutive to current stockholders of the Company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

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

Foreign Exchange Gains and Losses: The Company may enter into foreign currency forward exchange contracts to reduce the impact of currency fluctuations on firm purchase order commitments for equipment and construction-in-process. Gains and losses related to these contracts are included in the cost of the assets acquired. The Company had $7,000 of Malaysian ringgit and $33,000 of Singapore dollar based firm purchase commitments at January 2, 2000. There were no foreign exchange contracts outstanding at January 2, 2000 and January 3, 1999.

Cash Equivalents: The Company considers as a cash equivalent any highly liquid investment that matures within three months of its purchase date.

Short-Term Investments: The Company invests its excess cash in high-quality, short-term debt instruments. None of the Company's debt security investments have maturities greater than one year. At January 2, 2000, all short-term investments are designated as available for sale. Interest and dividends on the investments are included in interest income.

The following is a summary of the Company's investments by major security type at amortized cost, which approximates fair value:

                                                        Fiscal Year Ended
                                                      ---------------------
                                                        1999         1998
                                                      --------     --------
                                                         (in thousands)
     Municipal auction rate preferred stock           $ 39,200     $ 63,350
     Corporate debt securities                           7,339       33,765
     Mortgage-backed securities                         24,650       34,060
                                                      --------     --------
                                                      $ 71,189     $131,175
                                                      ========     ========

     Amounts included in cash and cash equivalents    $ 27,579     $ 67,825
     Amounts included in short-term investments         43,610       63,350
                                                      --------     --------
                                                      $ 71,189     $131,175
                                                      ========     ========

There were no realized gains or losses on the Company's investments during 1999 as all investments were held to maturity during the year. The Company utilizes zero-balance accounts and other cash management tools to invest all available funds, including bank balances in excess of book balances.

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

Stock Compensation: The Company has adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). In accordance with the provisions of FAS 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. Note 5 to the Consolidated Financial Statements contains a summary of the pro- forma effects to reported net loss and basic and diluted loss per share for 1999, 1998 and 1997 as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123.

Income Taxes: The provision (benefit) for income taxes is based on pretax financial accounting income (loss). Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax and book basis of assets and liabilities. The provision (benefit) for income taxes also includes foreign withholding taxes.

Loss Per Share: The Company determines loss per share in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("FAS 128").

                                                   Fiscal Year Ended
                                         -------------------------------------
                                           1999          1998          1997
                                         ---------     ---------     ---------
                                        (in thousands, except per share amounts)

Numerator: Net loss                      $(283,049)    $(366,336)    $ (22,103)
                                         ---------     ---------     ---------
Denominator for basic and
  diluted loss per share -
  weighted-average shares                   62,291        53,169        52,217
                                         ---------     ---------     ---------
Basic and diluted loss per share         $   (4.54)    $   (6.89)    $   (0.42)
                                         =========     =========     =========

Incremental common shares attributable to the future exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) of 442,000, 1,135,000 and 1,849,000 for 1999, 1998 and 1997, respectively, were not included in the diluted loss per share computation because the effect would have been antidilutive.

Comprehensive Income (Loss): In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. All periods presented reflect the adoption of SFAS 130. Accumulated other comprehensive income is primarily comprised of accumulated translation adjustments.

Fiscal Year: The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The years ended January 2, 2000 and December 28, 1997 were comprised of 52 weeks. The year ended January 3, 1999 was comprised of 53 weeks.

Derivative Instruments and Hedging Activities: In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and will be adopted by the Company for its fiscal year 2001. The Company is currently assessing the impact of adoption of this pronouncement on its financial statements.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2. SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one business segment, which is the development, production and marketing of high-performance thin-film media for use in hard disk drives. The Company primarily sells to original equipment manufacturers in the rigid disk drive market.

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

Summary information for the Company's operations by geographic location is as follows:

                                                     Fiscal Year Ended
                                            -----------------------------------
                                              1999         1998         1997
                                            ---------    ---------    ---------
                                                      (in thousands)
Net sales
  To customers from U.S. operations         $ 115,554    $ 157,408    $ 290,986
  To customers from Far East operations       216,392      171,475      340,096
  Intercompany from Far East operations        73,201       88,890      121,945
  Intercompany from U.S. operations            31,945       33,360       38,310
                                            ---------    ---------    ---------
                                              437,092      451,133      791,337
  Eliminations                               (105,146)    (122,250)    (160,255)
                                            ---------    ---------    ---------
  Total net sales                           $ 331,946    $ 328,883    $ 631,082
                                            =========    =========    =========

Operating loss
  U.S. operations                           $(204,172)   $(205,852)   $(112,022)
  Far East operations                         (86,917)    (127,837)      70,821
                                            ---------    ---------    ---------
                                             (291,089)    (333,689)     (41,201)
  Eliminations                                     --        1,770        3,640
                                            ---------    ---------    ---------
  Total operating loss                      $(291,089)   $(331,919)   $ (37,561)
                                            =========    =========    =========

Long lived assets
  U.S. operations                           $  55,690    $ 202,286    $ 355,470
  Far East operations                         283,307      272,471      357,505
                                            ---------    ---------    ---------
  Total long lived assets                   $ 338,997    $ 474,757    $ 712,975
                                            =========    =========    =========

External sales by geographic location, which is determined by the customers' sold to address, are as follows:

                                                     Fiscal Year Ended
                                            -----------------------------------
                                              1999         1998         1997
                                            ---------    ---------    ---------
                                                       (in thousands)

Malaysia                                    $ 162,635    $  86,495    $ 112,952
Singapore                                     149,344      151,854      304,358
U.S.                                           16,570       33,154        9,213
All Other Far East Countries                    1,964          487        1,572
Europe                                            971       23,990       11,896
Japan (see Note 13)                               337       25,698       91,342
Thailand                                          125        7,205       99,749
                                            ---------    ---------    ---------
    Total net sales                         $ 331,946    $ 328,883    $ 631,082
                                            =========    =========    =========

NOTE 3. CONCENTRATION OF CUSTOMER AND SUPPLIER RISK

The Company performs ongoing credit evaluations of its customers' financial conditions and generally requires no collateral. Significant customers accounted for the following percentages of net sales in 1999, 1998 and 1997:

                                                    Fiscal Year Ended
                                            -----------------------------------
                                              1999         1998         1997
                                            ---------    ---------    ---------
Western Digital Corporation                    71%          43%          38%
Maxtor Corporation                             16%          25%          19%
International Business Machines               <10%          18%          10%
Quantum Corporation/MKE                       <10%         <10%          15%
Seagate Technology, Inc.                      <10%         <10%          14%

In April of 1999, the Company purchased Western Digital Corporation's (WDC) media operation. As part of the purchase, the Company and WDC entered into a volume purchase agreement whereby WDC is obligated, over the three years following the acquisition date, to purchase a significant majority of its media requirements from the Company.

Kobe Steel, Ltd. ("Kobe") supplies aluminum substrate blanks to Komag Material Technology, Inc. ("KMT"), and the Company in turn purchases the majority of KMT's entire output of finished substrates. The Company also relies on a limited number of other suppliers, in some cases a sole supplier, for certain other materials used in its manufacturing processes. These materials include nickel plating solutions, certain polishing and texturing supplies and sputtering target materials. These suppliers work closely with the Company to optimize the Company's production processes. Although this reliance on a limited number of suppliers, or a sole supplier, entails some risk that the Company's production capacity would be limited if one or more of such materials were to become unavailable or available in reduced quantities, the Company believes that the advantages of working closely with these suppliers outweigh such risks. If such materials should be unavailable for a significant period of time, the Company's results of operations could be adversely affected.

NOTE 4. STOCKHOLDER'S EQUITY

In July 1998, the Company's stockholders approved at a Special Meeting of Stockholders a proposal to increase the amount of Common Stock the Company is authorized to issue from 85,000,000 to 150,000,000 shares.

In May 1999, the Stockholders granted the Company authorization to sell and issue up to $250,000,000 of Common Stock in equity or equity-linked private transactions from time to time through October 1, 2000 at a price below book value but at or above the then current market value of the Company's Common Stock.

NOTE 5. STOCK OPTION PLANS AND STOCK PURCHASE PLAN

At January 2, 2000, the Company has stock-based compensation plans, which are described below. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recorded in the financial statements for its stock option and stock purchase plans. Had compensation cost for the stock-based compensation plans been determined consistent with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                   Fiscal Year Ended
                                         -------------------------------------
                                           1999          1998           1997
                                         ---------     ---------      --------
                                        (in thousands, except per share amounts)

Net loss:               As reported      $(283,049)    $(366,336)     $(22,103)
                        Pro forma         (303,793)     (396,390)      (36,833)

Basic and diluted EPS:  As reported         ($4.54)       ($6.89)       ($0.42)
                        Pro forma            (4.88)        (7.46)        (0.71)

For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in

1999, 1998 and 1997, respectively: risk-free interest rates of 5.8%, 5.5% and 6.3%; volatility factors of the expected market price of the Company's Common Stock of 90.4%, 63.4% and 61.9%; and a weighted-average expected life of the options of 4.3, 4.7 and 6.5 years. There was no dividend yield included in the calculation as the Company does not pay dividends. The weighted-average fair value of options granted during 1999, 1998 and 1997 was $2.72, $4.29 and $11.06, respectively.

For purposes of the pro forma disclosure, the fair value of the employees' purchase rights under the Employee Stock Purchase Plan has been estimated using the Black-Scholes model assuming risk-free interest rates of 5.8%, 5.5% and 6.5% in 1999, 1998 and 1997, respectively. Volatility factors of the expected market price were 90.4%, 63.5% and 60% for 1999, 1998 and 1997, respectively. The weighted-average expected life of the purchase rights was six months for 1999, 1998 and 1997. The weighted-average fair value of those purchase rights granted in 1999, 1998 and 1997 was $2.90, $3.09 and $6.37, respectively.

Since FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect was not fully reflected until 1999.

In September 1997, the Company's Board of Directors approved the 1997 Supplemental Stock Option Plan ("Supplemental Plan"). Under the Supplemental Plan, the Company may grant nonqualified stock options to purchase up to 6,100,000 shares of Common Stock. In December 1999, the Company's Board of Directors approved an increase of 1,500,000 shares in the total number of shares that may be issued under the Supplemental Plan to a total of 7,600,000 shares.

Under the Company's stock option plans ("Plans"), the Company may grant options to purchase up to 25,860,000 shares of Common Stock. Options may be granted to employees, directors, independent contractors and consultants. The Restated 1987 Stock Option Plan provides for issuing both incentive stock options and nonqualified stock options, both of which must be granted at fair market value at the date of grant. The Supplemental Stock Option Plan and the Komag Material Technology, Inc. Stock Option Plan provide for issuing nonqualified stock options, which must be granted at fair market value at the date of grant. Outstanding options generally vest over four years and expire no later than ten years from the date of grant. Options may be exercised in exchange for cash or outstanding shares of the Company's Common Stock. No options were exercised in exchange for outstanding shares of the Company's Common Stock in 1999 and 1998. Approximately 16,000 shares of the Company's Common Stock were received in exchange for option exercises in 1997.

In October 1997, the Company's Board of Directors approved an option exchange program, subject to election by the option holders, whereby options to purchase 1,806,000 shares of the Company's Common Stock at prices ranging from $19.75 to $36.00 per share were canceled and reissued at $19.44 per share, which was the fair market value of the Company's Common Stock at that time. The average exercise price of the canceled options was approximately $26.62 per share. The new options generally vest over two to four years. The option exchange program was not available to the Company's executive officers or non-employee members of the Company's Board of Directors.

In June 1998, the Company's Board of Directors approved an option exchange program, subject to election by the option holders, whereby options to purchase 7,551,000 shares of the Company's Common Stock at prices ranging from $6.19 to $31.06 per share were canceled and reissued at $5.35 per share, which was the fair market value of the Company's Common Stock at that time. The average exercise price of the canceled options was approximately $15.65 per share. Vesting under the new options remained unchanged, however, the options were subject to a one year prohibition on exercisability. The option exchange program was available to executive officers but was not available to the Company's non-employee members of the Company's Board of Directors.

At January 2, 2000, approximately 1,815,000 shares of Common Stock were reserved for future option grants and 15,349,000 shares of Common Stock were reserved for the exercise of outstanding options. Approximately 4,486,000, 950,000 and 2,297,000 of the outstanding options were exercisable at January 2, 2000, January 3, 1999 and December 28, 1997, respectively.

A summary of stock option transactions is as follows:

                                                         Weighted-
                                                          average
                                            Shares    Exercise Price    Total
                                           ---------     ---------    ---------
                                                   (in thousands, except
                                                     per share amounts)

Outstanding at December 29, 1996               5,745     $   15.26    $  87,678
  Granted                                      4,141         22.38       92,685
  Exercised                                     (678)         9.66       (6,549)
  Cancelled                                   (2,314)        25.42      (58,817)
                                           ---------     ---------    ---------
Outstanding at December 28, 1997               6,894         16.68      114,997
  Granted                                     11,290          7.43       83,842
  Exercised                                     (168)         8.55       (1,432)
  Cancelled                                   (9,200)        15.23     (140,122)
                                           ---------     ---------    ---------
Outstanding at January 3, 1999                 8,816          6.50       57,285
  Granted                                      9,934          3.92       38,815
  Exercised                                      (34)         9.33         (317)
  Cancelled                                   (3,367)         6.28      (21,205)
                                           ---------     ---------    ---------
Outstanding at January 2, 2000                15,349     $    4.86    $  74,578
                                           =========     =========    =========

The following table summarizes information concerning currently outstanding and exercisable options (option shares in thousands):

                            Options Outstanding            Options Exercisable
                    -----------------------------------   ---------------------
                                   Remaining
   Range of            Number     Contractual   Exercise    Number      Exercise
Exercise Prices     Outstanding   Life (yrs)*    Price*   Exercisable    Price*
---------------     -----------   -----------    ------   -----------    ------
 $1.69 - $3.00          3,543         9.9         $2.59          49        2.68
  3.01 -  4.00          4,428         9.5          3.74           9        3.20
  4.01 -  5.35          5,900         6.7          5.33       3,501        5.35
  5.36 - 12.63          1,286         6.0          9.35         736        9.17
 12.64 - 28.44            102         6.1         23.07         101       23.13
 28.45 - 34.13             90         6.9         34.12          90       34.12
                      -------                               -------
                       15,349                                 4,486
                      =======                               =======

* Weighted-average

Under the terms of the Employee Stock Purchase Plan ("ESPP Plan"), employees may elect to contribute up to 10% of their compensation toward the purchase of shares of the Company's Common Stock. The purchase price per share will be the lesser of 85% of the fair market value of the stock on the first day or the last day of each semi-annual offering period.

In May 1999, the Shareholders approved a 2,550,000 share increase in the total number of shares that may be issued under the ESPP Plan. The total number of shares of stock that may be issued under the Plan cannot exceed 7,400,000 shares. Shares issued under the ESPP Plan approximated 1,170,000, 925,000 and 436,000 in 1999, 1998 and 1997, respectively. At January 2, 2000, approximately 2,115,000 shares of Common Stock were reserved for future issuance under the ESPP Plan.

NOTE 6. BONUS AND PROFIT SHARING PLANS

Under the terms of the Company's cash profit sharing plan, a percentage of consolidated semi-annual operating profit, as defined in the plan, is allocated among all employees who meet certain criteria. Under the terms of the Company's bonus plans, a percentage of consolidated annual operating profit, as defined in the respective bonus plans, is paid to eligible employees. The bonus plans also include provisions for discretionary bonuses. The Company expensed $1,486,000 under the discretionary bonus provisions in 1999. No bonus and cash profit sharing provision based on operating profits was recorded in 1999 and 1998. The Company expensed $1,966,000 under these bonus and cash profit sharing plans in 1997.

The Company and its subsidiaries maintain savings and deferred profit sharing plans. Employees who meet certain criteria are eligible to participate. In addition to voluntary employee contributions to these plans, the Company contributes four percent of semi-annual consolidated operating profit, as defined in the plans. These contributions are allocated to all eligible employees. Furthermore, the Company matches a portion of each employee's contributions to the plans up to a maximum amount. The Company contributed $615,000, $695,000 and $2,534,000 to the plans in 1999, 1998 and 1997, respectively. Expenses for the Company's bonus and profit sharing plans are included in selling, general and administrative expenses.

NOTE 7.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                      Fiscal Year Ended
                                              ---------------------------------
                                                1999        1998         1997
                                              --------    ---------    --------
                                                       (in thousands)
Federal:
  Current                                     $  1,369    $      59    $(24,036)
  Deferred                                     (20,555)         (59)      2,192
                                              --------    ---------    --------
                                               (19,186)          --     (21,844)
State:
  Current                                            2            2        (490)
  Deferred                                      (7,848)          --         321
                                              --------    ---------    --------
                                                (7,846)           2        (169)
Foreign:
  Current                                        1,224        1,313       1,031
                                              --------    ---------    --------
                                              $(25,808)   $   1,315    $(20,982)
                                              ========    =========    ========

The foreign provision above consists of withholding taxes on royalty and interest payments and foreign taxes of subsidiaries.

Deferred tax assets (liabilities) are comprised of the following:

                                                           Fiscal Year End
                                                        ----------------------
                                                          1999          1998
                                                        ---------     --------
                                                            (in thousands)

State income taxes                                       $(8,647)     $(10,649)
Deferred income                                          (10,028)      (34,023)
Other                                                     (1,370)       (7,892)
                                                        ---------     --------
Gross Deferred tax liabilities                           (20,045)      (52,564)
                                                        ---------     --------
Depreciation                                               2,666           319
Inventory valuation adjustments                              365         2,283
Accrued compensation and benefits                            288         2,442
State income taxes                                            --         2,484
Other                                                        448           355
Tax benefit of net operating losses                      176,478        97,846
Tax benefit of credit carryforwards                       35,213        33,085
                                                        --------      --------
Gross Deferred tax assets                                215,458       138,814
Deferred tax asset valuation allowance                  (211,691)     (130,931)
                                                        --------      --------
Net Deferred tax assets                                    3,767         7,883
                                                        --------      --------
                                                        $(16,278)     $(44,681)
                                                        ========      ========

As of January 2, 2000, the Company has federal and state tax net operating loss carryforwards of approximately $384,000,000 and $122,000,000, respectively. The Company also has federal and state tax credit carryforwards of approximately $16,800,000 and $18,400,000, respectively. The Company's federal net operating losses expire beginning in 2013 through 2019 and the state net operating losses expire beginning in 2003 through 2004. The Company's federal tax credit carryovers expire beginning in 2000 through 2019 and the state tax credit carryforwards expire beginning in 2003 through 2006. Due to the uncertainty of the timing and amount of future income, the Company has fully reserved for the potential future tax benefit of all net operating loss and credit carryforwards in the deferred tax asset valuation allowance.

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

The deferred tax asset valuation allowance increased $80,760,000 in 1999, $63,885,000 in 1998, and $32,000,000 in 1997.

A reconciliation of the income tax provision at the 35% federal statutory rate to the income tax provision at the effective tax rate is as follows:

                                                               Fiscal Year Ended
                                                      ----------------------------------
                                                        1999         1998         1997
                                                      ---------    ---------    --------
                                                                 (in thousands)
Income taxes computed at federal statutory rate       $(107,683)   $(118,116)   $(13,237)
State and foreign income taxes, net of federal
  benefit                                                (6,622)       1,315         907
Permanently reinvested foreign (earnings) losses         15,052       46,446     (25,597)
Losses for which no current year benefit available       72,095       70,995      16,561
Other                                                     1,350          675         384
                                                      ---------    ---------    --------
                                                      $ (25,808)   $   1,315    $(20,982)
                                                      =========    =========    ========

Foreign pretax income (loss) was ($101,400,000),  ($131,400,000) and $74,400,000 in 1999, 1998 and 1997, respectively.

In February 2000, the Company obtained favorable resolution of various federal income tax audits which had been in process as of January 2, 2000. These audits were resolved with no taxes owed by the Company. As a result, the related income tax liability as of January 2, 2000 was reduced by $27,000,000 million and the provision for income taxes for the year ended 1999 reflects this adjustment.

Komag USA (Malaysia) Sdn. ("KMS"), the Company's wholly owned thin-film media operation in Malaysia, was granted an extension of its initial tax holiday by the Malaysian government for a period of five years commencing in July 1998. KMS has also been granted an additional ten-year tax holiday for its second and third plant sites in Malaysia. The government determined in the third quarter of 1999 that earnings from the second and third plant sites will be tax free through 2001. The remaining period of the ten-year holiday will be reassessed in 2001 based on achieving certain investment criteria. The tax holidays had no impact on either the Company's 1999 or 1998 net loss. In 1997, the tax holiday reduced the Company's net loss by approximately $16,596,000 ($0.32 per share under both the basic and diluted methods).

NOTE 8. TERM DEBT AND LINES OF CREDIT

The Company has borrowed $260,000,000 under its term debt and line of credit facilities at January 2, 2000 and January 3, 1999. At January 2, 2000, these borrowings incurred interest at 7.4% to 8.5%, with interest-only payments due quarterly.

The Company is in default under certain financial covenants contained in the Company's bank credit facilities which include the following ratios/tests: profitability, quick ratio, leverage ratio, tangible net worth, debt coverage, and debt to capitalization. The Company is not in payment default under these credit facilities as all interest charges and fees associated with these facilities have been paid on their scheduled due dates. At the time of the covenant default the Company had $260,000,000 of debt outstanding against a total borrowing capacity of $345,000,000 under the various senior unsecured credit facilities. As a result of the covenant default, the Company's lenders withdrew the $85,000,000 in unused borrowing capacity. To date, the lenders have not accelerated any principal payments under the credit facilities. The Company is currently negotiating with its lenders for amendments to the existing credit facilities.

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and short-term investments, accounts receivable and certain other liabilities on the Consolidated Balance Sheets approximate fair value at January 2, 2000 and January 3, 1999 due to the relatively short period to maturity of the instruments. As of January 2, 2000 and January 3, 1999, the Company was in default of its debt covenants and the fair value of the Company's debt borrowings was approximately $211,000,000 and $251,000,000, respectively. The fair value of the bank borrowings was based on the discounted cash flow method in 1999 and by quoted market prices or pricing models using current market rates in 1998. See Note 1 for fair value of foreign currency hedge contracts.

NOTE 10. LEASES AND COMMITMENTS

The Company leases certain production, research and administrative facilities under operating leases that expire at various dates between 2000 and 2013. Certain of these leases include renewal options varying from five to twenty years.

At January 2, 2000, the future minimum commitments for all noncancellable operating leases are as follows (in thousands):

                                                      Facilities
                                                       Held for
                                          Facilities   Disposal/
                                           Occupied    Sublease      Total
                                            -------     -------     -------
     2000                                   $ 2,435     $ 2,839     $ 5,274
     2001                                     2,567       2,979       5,546
     2002                                     2,584       3,060       5,644
     2003                                     2,606       2,517       5,123
     2004                                     2,493       2,387       4,880
     Thereafter                               4,763      16,371      21,134
                                            -------     -------     -------
     Total minimum lease payments           $17,448     $30,153     $47,601
                                            =======     =======     =======

Rental expense for all operating leases amounted to $6,605,000, $6,573,000 and $8,047,000 in 1999, 1998 and 1997, respectively.

In January 2000, the Company entered a sublease as the sub-lessor for the administrative building in San Jose, California. The term of the sublease is from January 14, 2000 through March 14, 2007. The payments for each of the following five years and thereafter, which have not been included in the table above, are as follows (in thousands):

               2000                                     $   916
               2001                                       1,408
               2002                                       1,450
               2003                                       1,494
               2004                                       1,539
               Thereafter                                 3,562
                                                        -------
               Total                                    $10,369
                                                        =======

The Company has current noncancellable capital commitments of approximately $1,956,000.

NOTE 11. RESTRUCTURING CHARGES

During the third quarter of 1997, the Company evaluated the size of its production capacity relative to market demand and implemented a restructuring plan to close two older Milpitas, California facilities. The Company recorded a $52.2 million restructuring charge which included $3.9 million for severance costs associated with approximately 330 terminated employees (all in the U.S. and predominately all from the manufacturing area), $33.0 million for the write-down of the net book value of excess equipment that was scrapped and disposed of leasehold improvements, $10.1 million related to equipment order cancellations and other equipment-related costs, and $5.2 million for facility closure costs. Non-cash items included in the restructuring charge totaled approximately $33.0 million.

In the second quarter of 1998 several customers reduced orders for the Company's products in response to downward adjustments in their disk drive production build schedules. Due to the expectation that the media industry's supply/demand imbalance would extend into 1999, the Company adjusted its expectations for the utilization of its installed production capacity. Based on this analysis of the Company's production capacity and its expectations of the media market over the remaining life of the Company's fixed assets, the Company concluded that it would not be able to recover the book value of those assets based on projected undiscounted cash flows. As a result, the Company implemented a restructuring plan in June 1998 that included a reduction in the Company's U.S. and Malaysian workforce and the cessation of operations at its oldest San Jose, California plant. The Company recorded a restructuring charge of $187.8 million which included $4.1 million for severance costs (approximately 170 employees, predominately in the U.S. and approximately 69%, 27% and 4% from the manufacturing area, engineering area and sales, general and administrative area, respectively), $5.9 million related to equipment order cancellations and other equipment related costs, and $2.8 million for facility closure costs. The asset impairment component of the charge was $175.0 million and effectively reduced asset valuations to reflect the economic effect of recent industry price erosion for disk media and the projected under-utilization of the Company's production equipment and facilities. The fair value of these assets was determined based upon the estimated future cash flows to be generated by the assets, discounted at a market rate of interest (15.8%) The cash component of the total charge was $12.8 million. Non-cash items in the restructuring/impairment charge totaled $175.0 million.

The Company incurred lower facility closure costs than anticipated in the restructuring charges. The oldest Milpitas plant was sublet sooner than anticipated and the Company reached a lease termination agreement with its landlord on the second Milpitas plant in the third quarter of 1998. The Company thereby avoided expected future rent payments and the cost of renovating the facility to its original lease condition. Additionally, the Company determined that it would not close its oldest San Jose, California facility at the expiration of its lease. As a result the Company did not incur costs to restore the facility to its original lease condition as contemplated in the restructuring charge. Higher than expected costs for equipment order cancellations offset the lower facility closure costs. A total of 515 employees were terminated in the restructuring activities.

The following tables summarize these restructuring activities.

1997 Restructuring Reserve

                              Writedown Net Book   Equipment Order
                              Value of Equipment  Cancellations And   Facility
                                and Leasehold           Other         Closure    Severance
(in millions)                   Improvements        Related Costs      Costs       Costs     Total
                                   ------              -------         ------      ------    ------
Expensed in 1997                   $33.0               $ 10.1          $  5.2      $  3.9    $ 52.2
Charged to Reserve                 (33.0)                (4.2)           (0.3)       (3.4)    (40.9)
                                   -----               ------          ------      ------    ------
Balance at December 28, 1997          --                  5.9             4.9         0.5      11.3

Charged to Reserve                    --                 (7.9)           (1.9)       (0.4)    (10.2)
Adjustment to Reserve                 --                  5.5            (3.0)       (0.1)      2.4
                                   -----               ------          ------      ------    ------
Balance at January 3, 1999            --                  3.5              --          --       3.5

Charged to Reserve                    --                 (1.7)             --          --      (1.7)
                                   -----               ------          ------      ------    ------
Balance at January 2, 2000         $  --               $  1.8          $   --      $   --    $  1.8
                                   =====               ======          ======      ======    ======

1998 Restructuring Reserves

                               Asset       Equipment Order    Facility
                             Impairment   Cancellations And    Closure   Severance
(in millions)                  Charge    Other Related Costs    Costs      Costs     Total
                               ------           ------          ------     ------    ------
Expensed in 1998               $175.0           $  5.9          $  2.8     $  4.1    $187.8
Charged to Reserve             (175.0)            (5.1)             --       (4.5)   (184.6)
Adjustment to Reserve              --               --            (2.8)       0.2      (2.6)
                               ------           ------          ------     ------    ------
Balance at January 3, 1999         --              0.8              --       (0.2)      0.6
Reallocated Reserve                --             (0.2)             --        0.2        --
                               ------           ------          ------     ------    ------
Balance at January 2, 2000     $   --           $  0.6          $   --     $   --    $  0.6
                               ======           ======          ======     ======    ======

At January 2, 2000, $2.4 million related to these restructuring activities remained in current liabilities. The Company has made cash payments totaling approximately $29.4 million primarily for severance, equipment order cancellations and facility closure costs. The majority of the remaining liability, primarily for equipment order cancellations, is expected to be settled through the use of cash by the end of the first quarter of 2000. The Company recorded restructuring charges of $4.3 million in the second quarter of 1999. This restructuring charge related to severance costs associated with 400 terminated employees all in the U.S. and predominately all from the manufacturing area. The entire $4.3 million was paid out to the employees during the second and third quarter of 1999.

During the third quarter of 1999, the Company implemented a restructuring plan based on an evaluation of the size and location of its existing production capacity relative to the short-term and long-term market demand outlook. Under the 1999 restructuring plan, the Company decided to close its U.S. manufacturing operations in San Jose, California. The restructuring actions resulted in a charge of $139.3 million and included $98.5 million for leasehold improvements and equipment write-offs, $17.7 million for future liabilities under non-cancelable equipment leases associated with equipment no longer being used, $15.6 million for severance pay associated with approximately 980 terminated employees (all in the U.S. and predominately all from the manufacturing area), and $7.5 million in plant closure costs. Non-cash items included in the restructuring charge totaled approximately $98.5 million.

1999 Restructuring Reserves

                               Writedown Net Book  Liabilities Under
                               Value of Equipment   Non-Cancelable    Facility
                                 and Leasehold         Equipment       Closure   Severance
(in millions)                    Improvements            Leases         Costs      Costs     Total
                                 ------------            ------         -----      -----     -----
Expensed in 1999                   $ 98.5                $ 17.7         $ 7.5      $19.9     $143.6
Charged to Reserve                  (98.5)                 (3.9)         (3.0)     (15.1)    (120.5)
                                   ------                ------         -----      -----     ------
Balance at January 2, 2000         $   --                $ 13.8         $ 4.5      $ 4.8     $ 23.1
                                   ======                ======         =====      =====     ======

At January 2, 2000, $23.1 million related to the 1999 restructuring activities remained in current liabilities. During the third and fourth quarters of 1999, the Company made cash payments totaling $22.0 million. Cash outflows of approximately $9.3 million associated with severance pay and closure costs will occur primarily during the first quarter of 2000. Cash payments of approximately $13.8 million under the equipment leases will be made monthly through mid-2002.

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

Other transactions between Kobe or its distributors and the Company were as follows:

                                                        Fiscal Year Ended
                                                  -----------------------------
                                                   1999       1998       1997
                                                  -------    -------    -------
                                                         (in thousands)
Accounts payable to Kobe or its distributors:
  Beginning of year                               $ 1,799    $ 4,830    $ 2,430
      Purchases                                    15,031     23,758     52,308
      Payments                                    (14,823)   (26,789)   (49,908)
                                                  -------    -------    -------
         End of year                              $ 2,007    $ 1,799    $ 4,830
                                                  =======    =======    =======

NOTE 13. UNCONSOLIDATED JOINT VENTURE

In 1987, the Company formed a partnership, Komag Technology Partners ("Partnership"), with the U.S. subsidiaries of two Japanese companies and simultaneously formed a subsidiary, Asahi Komag Co., Ltd. ("AKCL"). The Company contributed technology in exchange for a 50% interest in the Partnership. The Partnership and its subsidiary (joint venture) established a facility in Japan to manufacture and sell the Company's thin-film media products in Japan. AKCL has also historically sold its products to the Company for resale outside of Japan. In 1996, the Company granted AKCL various licenses to sell its products to specified customers outside of Japan in exchange for a 5% royalty on these sales. The Company recorded approximately $3,303,000, $1,989,000 and $1,388,000 of royalty in other income in 1999, 1998 and 1997, respectively. Equipment purchases by the Company from its joint venture partners were $2,836,000, $14,458,000 and $17,836,000 in 1999, 1998 and 1997, respectively. In 1997, AKCL sold its entire interest in another company for $10,800,000 to a group of new investors as part of a recapitalization and AKCL recorded the proceeds from this sale as a gain ($5,300,000, net of tax).

The Company's share of the joint venture's net loss was ($1,402,000), ($27,003,000) and ($4,865,000) in 1999, 1998 and 1997, respectively. Due to the
AKCL losses, the Company's investment in AKCL was written down to zero in 1999. During 1999, the Company did not record $2.6 million in additional losses as it would have reduced the net book value of the investment in AKCL below zero. Assuming AKCL reports net income in future periods, the Company will record its share of such income only to the extent by which the income exceeds the losses incurred subsequent to the date on which the investment balance became zero.

Other transactions between the joint venture and the Company were as follows:

                                                        Fiscal Year Ended
                                                  -----------------------------
                                                   1999       1998       1997
                                                  -------    -------    -------
                                                          (in thousands)
Accounts receivable from joint venture:
  Beginning of year                               $   459    $ 4,053    $ 8,316
      Sales                                           981     15,799     95,302
      Cash receipts                                  (835)   (19,393)   (99,565)
                                                  -------    -------    -------
         End of year                              $   605    $   459    $ 4,053
                                                  =======    =======    =======

Accounts payable to joint venture:
  Beginning of year                               $    19    $ 2,256    $   549
      Purchases                                       215      4,153     14,686
      Payments                                       (222)    (6,390)   (12,979)
                                                  -------    -------    -------
         End of year                              $    12    $    19    $ 2,256
                                                  =======    =======    =======

Summary combined financial information for the Partnership and AKCL for the years ended December 31, 1999, 1998 and 1997, and as of December 31, 1999 and 1998 is as follows. The subsidiary's total assets, liabilities, revenues, costs and expenses approximate 100% of the combined totals.

                                                     Fiscal Year Ended
                                            ------------------------------------
                                              1999         1998         1997
                                            ---------    ---------    ---------
                                                      (in thousands)
Summarized Statements of Operations:
     Net sales                              $ 189,346    $ 138,330    $ 186,474
     Costs and expenses                       197,321      192,311      200,305
     Income tax provision (benefit)                29           25       (4,101)
                                            ---------    ---------    ---------
        Net Loss                            $  (8,004)   $ (54,006)   $  (9,730)
                                            =========    =========    =========

                                                             Fiscal Year End
                                                         -----------------------
                                                           1999           1998
                                                         ---------      --------
                                                             (in thousands)
Summarized Balance Sheets:
     Current assets                                      $  58,280      $ 69,773
     Noncurrent assets                                     149,580       163,035
                                                         ---------      --------
        Total Assets                                     $ 207,860      $232,808
                                                         =========      ========

     Current liabilities                                 $ 137,686      $139,043
     Long-term obligations                                  73,260        88,892
     Partners' capital                                      (3,086)        4,873
                                                         ---------      --------
        Total Liabilities and Partners' Capital          $ 207,860      $232,808
                                                         =========      ========

NOTE 14. PURCHASE OF WESTERN DIGITAL CORPORATION'S MEDIA OPERATION

In April 1999, the Company purchased the assets of Western Digital Corporation's ("WDC's") media operation through the issuance of approximately 10.8 million shares of the Company's Common Stock and a note in the principal amount of $30.1 million. The shares issued in the transaction, which represented 16.7% of the Company's outstanding shares on a post-issuance basis, were originally unregistered and subject to trading restrictions. WDC may resell these shares in specified increments over a three and one-half year period under registration rights granted by the Company or under SEC rules after expiration of the required holding periods. The Company registered 30% of the shares in January 2000 pursuant to the agreement. Principal and interest accrued on the note are due in three years and the note is subordinated to the Company's senior credit facilities. In the event WDC realizes a return on its Komag equity holdings in excess of a targeted amount within three years, the excess amount will reduce the balance due under the note. The Company discounted the principal amount of the subordinated note payable to $21.2 million based on the Company's estimated incremental borrowing rate at the time of the acquisition of 18% for this class of financial instrument.

Additionally, the Company and WDC signed a volume purchase agreement under which the Company agreed to supply a substantial portion of WDC's media needs over the next three years. Under the volume purchase agreement WDC began to purchase most of its media requirements from the Company after the closing date. However, due to weak unit demand driven by a substantial decrease in the number of disks per drive the Company closed the former WDC media operation at the end of June 1999, nearly fifteen months ahead of the Company's original transition plan.

The Company's acquisition of WDC's media operation was recorded in the second quarter of 1999 as a business combination using the purchase method of accounting. Under this method the Company recorded the following (in millions):

          Purchase Price Paid:
            Common Stock                                      $ 34.6
            Note Payable                                        21.2
                                                              ------
          Total Costs                                         $ 55.8
                                                              ======
          Assets Acquired:
            Goodwill                                          $ 79.2
            Volume Purchase Agreement                            4.7
            Equipment                                            5.3
            Inventory                                            2.1
          Liabilities Assumed:
            Remaining Lease Obligations
                for Equipment Removed
                from Service                                   (26.5)
            Facility Closure Costs                              (5.6)
            Purchase Order Cancellation
                Liabilities                                     (2.6)
            Other Liabilities                                   (0.8)
                                                              ------
          Net Assets Acquired                                 $ 55.8
                                                              ======

The Company recognized goodwill and other intangibles in connection with the acquisition of the WDC media operation in the amount of $83.9 million. Goodwill typically reflects the difference between the fair value of the assets acquired and consideration paid. Under purchase accounting rules, the Company also recorded liabilities that increased the amount of goodwill recognized. These liabilities included estimated costs for the closure of the former WDC media operation as well as costs related to the remaining lease obligations for equipment taken out of service due to the closure.

During 1999, the Company paid a total of approximately $13.3 million against liabilities arising from this transaction including equipment lease obligations ($7.6 million), rent ($1.3 million), property taxes ($1.2 million) and other liabilities ($3.2 million). Equipment lease obligations are expected to be paid monthly through mid-2002. At January 2, 2000, the current portion of the equipment lease obligations was approximately $10.2 million. The majority of the facility closure costs, purchase order cancellation costs and other liabilities associated with the WDC transaction are expected to be paid by mid-2000.

Based on reduced cash flow expectations influenced by continuing difficult market conditions through the end of the third quarter of 1999, the company recorded an impairment charge of approximately $44.3 million against this goodwill balance which was recorded on the Statement of Operations on the line captioned "Restructuring/impairment charges." The fair value of the goodwill as of the end of the third quarter of 1999 was determined based on the discounted cash flows resulting from expected sales volumes to WDC through the remaining period of the volume purchase agreement. This charge, combined with the goodwill amortization for the second, third and fourth quarters, reduced the goodwill balance to approximately $23.0 million at January 2, 2000. The goodwill is being amortized over the three year term of the Company's volume purchase agreement with Western Digital. Future impairment assessments will be performed by the Company if events or changes in circumstances indicate that the carrying amount of the goodwill may not be fully recoverable. If such assessments indicate the carrying value of the goodwill will not be recoverable, as measured based on the discounted cash flow method, the carrying amount will be adjusted to fair value. The discounted cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time.

Related party transactions between WDC and the Company subsequent to April 8, 1999 were as follows (in thousands):

                                                                1999
                                                              --------
          Accounts receivable from WDC:
            Beginning of year                                 $     --
                Sales                                          183,511
                Cash receipts                                 (158,198)
                                                              --------
                   End of year                                $ 25,313
                                                              ========

NOTE 15. QUARTERLY SUMMARIES
(in thousands, except per share amounts, unaudited)


                                                      1999
                            -----------------------------------------------------------
                            1st Quarter  2nd Quarter(1)  3rd Quarter(2)  4th Quarter(3)
                            -----------  --------------  --------------  --------------
Net sales                    $ 90,013      $ 93,226        $  79,898       $ 68,809
Gross profit (loss)               747        (4,631)         (17,606)        (1,219)
Net income (loss)             (21,526)      (38,234)        (229,166)         5,877

Basic and diluted earnings
  (loss) per share           ($  0.40)     ($  0.60)       ($   3.50)      $   0.09


                                                      1998
                            -----------------------------------------------------------
                            1st Quarter  2nd Quarter(4)    3rd Quarter    4th Quarter
                            -----------  --------------  --------------  --------------

Net sales                     $76,057       $78,808        $  81,314        $92,704
Gross profit (loss)           (31,595)      (35,637)          (2,803)         7,283
Net loss                      (58,158)     (261,884)         (27,449)       (18,845)

Basic and diluted loss
  per share                    ($1.10)       ($4.95)          ($0.51)        ($0.35)


(1) Results for the second quarter of 1999 included a $4,321,000 restructuring charge, which primarily related to severance pay associated with 400 terminated employees.

(2) Results for the third quarter of 1999 included a $139,296,000 restructuring charge and a $44,348,000 impairment charge. The restructuring charge primarily related to the closing of the Company's U.S. manufacturing operations based on an evaluation of the size and location of its existing production capacity relative to the short-term and long-term market demand outlook. The impairment charge related to the write-down of goodwill was based on reduced cash flow expectations influenced by continuing difficult market conditions. The goodwill had originated from the acquisition of Western Digital Corporation's media operation.

(3) In February 2000, the Company obtained favorable resolution of various federal tax return audits which had been in process as of the fiscal year ended January 2, 2000. These audits were resolved with no taxes owed by the Company. As a result, the related income tax liability as of January 2, 2000 was reduced by $27.0 million and the provision for income taxes for the fourth quarter and year ended 1999 reflect this adjustment.

(4) Results for the second quarter of 1998 included a $187,768,000 restructuring charge which primarily related to an asset impairment charge of $175,000,000. The asset impairment charge effectively reduced asset valuations to reflect the economic effect of industry price erosion for disk media and projected under utilization of the Company's production equipment and facilities. Based on analysis of the Company's production capacity and its expectations of the media market over the remaining life of the Company's fixed assets, the Company concluded that it would not be able to recover the book value of those assets.

NOTE 16. SUBSEQUENT EVENTS

In March 2000, the Company entered into an agreement with an institutional investor to sell up to $20 million of common stock. The shares of common stock will be sold pursuant to a private equity line of credit, under which the Company may exercise "put options" to sell shares for a price equal to 90%, 92% or 94% of market price. The shares may be sold periodically in maximum increments of $1.5 million to $3.5 million over a period of up to thirty months. Upon signing the agreement, the Company issued warrants to the investor to acquire 80,000 shares of common stock at a price equal to 125% of market price. The warrants are exercisable over a three-year period beginning in August 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEMS 10, 11, 12 and 13.

     Items 10 through 13 of Part III will be contained in the Komag, Incorporated Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2000 (the "2000 Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than April 19, 2000. The cross-reference table below sets forth the captions under which the responses to these items are found:

10-K Item    Description                                 Caption in 1999 Proxy Statement
---------    -----------                                 -------------------------------
10           Directors and Executive Officers            "Item No. 1--Election of Directors:
                                                            Director Nominees; Business
                                                            Experience of Nominees and
                                                            Directors" and "Additional
                                                            Information: Certain
                                                            Relationships and Related
                                                            Transactions; Other Matters"

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

          1.   Financial Statements.

     The following consolidated financial statements of Komag, Incorporated are filed in Part II, Item 8 of this Report on Form 10-K:

Consolidated Statements of Operations--Fiscal Years 1999, 1998 and 1997 Consolidated Balance Sheets--January 2, 2000 and January 3, 1999
Consolidated Statements of Cash Flows--Fiscal Years 1999, 1998 and 1997 Consolidated Statements of Stockholders' Equity--Fiscal Years 1999, 1998
  and 1997
Notes to Consolidated Financial Statements

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

          3.   Exhibits.

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 filed with the Company's report on Form 10-Q for the quarter ended September 27, 1998).

3.2 Bylaws (incorporated by reference from Exhibit 3.3 filed with the Company's report on Form 10-K for the year ended December 30, 1990).

4.1 Registration Rights Agreement between Komag, Incorporated and Western Digital Corporation dated April 8, 1999 (incorporated by reference from
        Exhibit 4.1 filed with the Registration Statement on Form S-3--File No. 33-93051)

4.2 Specimen Stock Certificate (incorporated by reference from Exhibit 4.2 filed with Amendment No. 1 to the Registration Statement).

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

10.1.13 Asset Purchase Agreement between the Company and Western Digital Corporation dated April 8, 1999 (incorporated by reference from Exhibit
        10.1.13 filed with the Company's report of Form 10-Q for the quarter ended July 4, 1999) (Confidential treatment requested as to certain portions.)

10.1.14 Volume Purchase Agreement dated as of April 8, 1999 by and between the Company and Western Digital Corporation (incorporated by reference from
        Exhibit 10.1.14 filed with the Company's report of Form 10-Q for the quarter ended July 4, 1999) (Confidential treatment requested as to certain portions.)

10.1.15 Sublease   Agreement  (B11)  dated  January  10,  2000,  between  Komag,
        Incorporated and 2Wire, Inc.

10.1.16 Second Amendment to Lease dated March 16, 1999 by and between Northern Trust Bank of California N.A. and Komag material Technology, Inc.

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

10.3.9 Joint Development and Cross-License Agreement dated March 10, 1989 by and between Komag, Incorporated; Kobe Steel, Ltd.; and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.10.7 filed with the Company's report on Form 10-K for the year ended December 31,
        1989).

10.3.10 Blank Sales Agreement dated March 10, 1989 by and between Komag, Incorporated; Kobe Steel, Ltd.; and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.3.10 filed with the Company's report on Form 10-K for the year ended December 31, 1989).

10.3.11 Finished Substrate Agreement dated March 10, 1989 by and between Komag, Incorporated; Kobe Steel, Ltd.; and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.10.9 filed with the Company's report on Form 10-K for the year ended December 31, 1989) (confidential treatment obtained as to certain portions).

10.3.12 Stock Purchase Agreement between Komag, Incorporated and Kobe Steel USA Holdings Inc. dated November 17, 1995 (incorporated by reference from
        Exhibit 10.3.12 filed with the Company's report on Form 10-K for the year ended December 31,1995).

10.3.13 Substrate Agreement by and between Kobe Steel, Ltd. and Komag, Incorporated dated November 17, 1995 (incorporated by reference from
        Exhibit 10.3.13 filed with the Company's report on Form 10-K for the year ended December 31, 1995) (confidential treatment obtained as to certain portions).

10.3.14 License Amendment Agreement among Komag, Incorporated; Komag Material Technology, Inc.; and Kobe Steel, Ltd. dated November 17, 1995 (incorporated by reference from Exhibit 10.3.14 filed with the Company's report on Form 10-K for the year ended December 31, 1995).

10.3.15 Substrate Sales Amendment Agreement among Komag, Incorporated; Komag Material Technology, Inc.; and Kobe Steel, Ltd. dated November 17, 1995 (incorporated by reference from Exhibit 10.3.15 filed with the Company's report on Form 10-K for the year ended December 31, 1995).

10.3.16 Joint Venture Amendment Agreement among Komag, Incorporated; Komag Material Technology, Inc.; and Kobe Steel USA Holdings Inc. dated November 17, 1995 (incorporated by reference from Exhibit 10.3.16 filed with the Company's report on Form 10-K for the year ended December 31,
        1995) (confidential treatment obtained as to certain portions). . 10.4.1 Restated 1987 Stock Option Plan, effective January 31, 1996 and forms of agreement thereunder (incorporated by reference from Exhibit 10.4.1 filed with the Company's report on Form 10-Q for the quarter ended June 30, 1996).

10.4.1 Restated 1987 Stock Option Plan, effective January 31, 1996 and forms of agreement thereunder (incorporated by reference from Exhibit 10.4.1 filed with the Company's report on Form 10-Q for the quarter ended June 30, 1996).

10.4.2 Komag, Incorporated Management Bonus Plan As Amended and Restated January 22, 1997 (incorporated by reference from Exhibit 10.4.2 filed with the Company's report on Form 10-K for the year ended January 3,
        1999).

10.4.3 1988 Employee Stock Purchase Plan Joinder Agreement dated July 1, 1993 between Komag, Incorporated and Komag USA (Malaysia) Sdn. (incorporated by reference from Exhibit 10.11.11 filed with the Company's report on Form 10-K for the year ended January 2, 1994).

10.4.4 Komag, Incorporated Discretionary Bonus Plan (incorporated by reference from Exhibit 10.4.4 filed with the Company's report on Form 10-K for the year ended December 29, 1996).

10.4.5 Komag, Incorporated 1997 Supplemental Stock Option Plan Amended June 12, 1998 (incorporated by reference from Exhibit 10.4.5 filed with the Company's report on Form 10-K for the year ended January 3, 1999).

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

21      List of Subsidiaries.

23.1    Consent of Ernst & Young LLP, independent auditors.

23.2    Consent of Chuo Audit Corporation.

24 Power of Attorney. Reference is made to the signature pages of this Report.

27      Financial Data Schedule.

----------
The Company agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company.

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
September 12, 1995), 333-06081 (filed June 14, 1996), 333-23095 (filed March 11,
1997),  333-31297  (filed  July 15,  1997),  333-48867  (filed  March 30,  1998)
333-84567 (filed August 5, 1999) and on Form S-3 No. 333-93051 (filed December 17, 1999) and S-3/A No. 333-81263 (filed December 17, 1999).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on this 31st day of March, 2000.

                                           Komag, Incorporated

                                           By Thian Hoo Tan
                                              ----------------------------------
                                           Thian Hoo Tan
                                           President and Chief Executive Officer


                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears herein constitutes and appoints Thian Hoo Tan and Edward H. Siegler, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

       Name                        Title                              Date
       ----                        -----                              ----

THIAN HOO TAN             President, Chief Executive              March 31, 2000
-----------------------   Officer and Director
(Thian Hoo Tan)           (Principal Executive Officer)


EDWARD H. SIEGLER         Vice President, Chief Financial         March 31, 2000
-----------------------   Officer and Secretary (Principal
(Edward H. Siegler)       Financial Officer)


KATHLEEN A. BAYLESS       Vice President, Corporate Controller    March 31, 2000
-----------------------   (Principal Accounting Officer)
(Kathleen A. Bayless)


CHRIS A. EYRE             Director                                March 31, 2000
-----------------------
(Chris A. Eyre)


IRWIN FEDERMAN            Director                                March 31, 2000
-----------------------
(Irwin Federman)


GEORGE A. NEIL            Director                                March 31, 2000
-----------------------
(George A. Neil)


MICHAEL R. SPLINTER       Director                                March 31, 2000
-----------------------
(Michael R. Splinter)


ANTHONY SUN               Director                                March 31, 2000
-----------------------
(Anthony Sun)


MASAYOSHI TAKEBAYASHI     Director                                March 31, 2000
-----------------------
(Masayoshi Takebayashi)


*By EDWARD H. SIEGLER
    ---------------------
    (Edward H. Siegler,
    Attorney-in-Fact)

ITEM 14(d) FINANCIAL STATEMENT SCHEDULES

                               KOMAG, INCORPORATED
                 Schedule II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

Col. A                               Col. B         Col. C         Col. D        Col. E
------                               ------         ------         ------        ------
                                                    Additions
                                     Balance at     Charged to                  Balance
                                     Beginning      Costs and                   at End
Description                          of Period      Expenses      Deductions    of Period
-----------                          ---------      --------      ----------    ---------
Year ended December 28, 1997
  Allowance for doubtful accounts     $1,984        $ 1,286           $(28)      $3,298
  Allowance for sales returns          1,103          7,145 (1)      7,122 (2)    1,126
                                      ------        -------         ------       ------
                                      $3,087        $ 8,431         $7,094       $4,424
                                      ======        =======         ======       ======

Year ended January 3, 1999
  Allowance for doubtful accounts     $3,298        $(1,125)        $    8       $2,165
  Allowance for sales returns          1,126          7,654 (1)      8,098 (2)      682
                                      ------        -------         ------       ------
                                      $4,424        $ 6,529         $8,106       $2,847
                                      ======        =======         ======       ======

Year ended January 2, 2000
  Allowance for doubtful accounts     $2,165        $  (404)        $   --       $1,761
  Allowance for sales returns            682          3,105 (1)      3,368 (2)      419
                                      ------        -------         ------       ------
                                      $2,847        $ 2,701         $3,368       $2,180
                                      ======        =======         ======       ======

(1)  Additions to the allowance for sales returns are netted against sales.
(2) Actual sales returns of subsequently scrapped product were charged against the allowance for sales returns. Actual sales returns of product that was subsequently tested and shipped to another customer were netted directly against sales.
(3) The Company recorded a restructuring charge of $52,157,000 to consolidate its U.S. manufacturing operations.
(4) Charges against the restructuring liability included non-cash charges of $33,013,000 for the write-off of the net book value of equipment and leaseholds, and cash charges of approximately $7,891,000 for severance and equipment related costs.
(5) The Company recorded a restructuring charge of $187,768,000 which primarily related to an asset impairment charge due to industry price erosion for disk media and the projected under utilization of the Company's production equipment and facilities.
(6) Charges against the restructuring liability included non-cash charges of $175,000,000 for the asset impairment charge and cash charges of approximately $19,893,000 for severance and equipment related costs.
(7) The Company recorded restructuring charges of $143,617,000 and a $44,348,000 impairment charge. The restructuring charge primarily related to the closing of the Company's U.S. manufacturing operations based on an evaluation of the size and location of its existing production capacity relative to the short-term and long-term market demand outlook. The impairment charge related to the write-down of goodwill is based on reduced cash flow expectations influenced by continuing difficult market conditions.
(8) Charges against the restructuring liability included non-cash charges of $143,080,000 for asset impairment charges and the goodwill impairment charge and cash charges of $23,523,000 for severance and equipment and facility related costs.

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