Form 10-Q
period 2000-04-02
KOMAG INC /DE/
filed 2000-05-04
CIK 813347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended April 2, 2000
                         Commission File Number 0-16852



                               KOMAG, INCORPORATED
                                  (Registrant)



                      Incorporated in the State of Delaware
                I.R.S. Employer Identification Number 94-2914864
               1710 Automation Parkway, San Jose, California 95131
                            Telephone: (408) 576-2000


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes      [X]               No         [ ].

    On April 2, 2000, 65,901,892 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX

                               KOMAG, INCORPORATED


                                                                                  Page No.
    PART I.      FINANCIAL INFORMATION

    Item 1.      Consolidated Financial Statements (Unaudited)

                 Consolidated statements of operations--Three months
                 ended April 2, 2000 and April 4, 1999................................3

                 Consolidated balance sheets--April 2, 2000
                 and January 2, 2000..................................................4

                 Consolidated statements of cash flows--Three months
                 ended April 2, 2000 and April 4, 1999................................5

                 Notes to consolidated financial statements--
                 April 2, 2000.........................................................6-12

    Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.........................13-20

    PART II.     OTHER INFORMATION

    Item 1.      Legal Proceedings.....................................................21

    Item 2.      Changes in Securities.................................................21

    Item 3.      Defaults Upon Senior Securities.......................................21

    Item 4.      Submission of Matters to a Vote of Security Holders...................21

    Item 5.      Other Information.....................................................21

    Item 6.      Exhibits and Reports on Form 8-K......................................21

    SIGNATURES.........................................................................22


PART I.   FINANCIAL INFORMATION



                               KOMAG, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                         Three Months Ended
                                                                       -----------------------
                                                                        APR 2           Apr 4
                                                                         2000           1999
                                                                       --------       --------
Net sales to unrelated parties                                         $ 27,407       $ 90,013
Net sales to related party                                               52,226              -
                                                                       --------       --------
          NET SALES                                                      79,633         90,013

Cost of sales                                                            66,795         89,266
                                                                       --------       --------
          GROSS PROFIT                                                   12,838            747

Operating expenses:
     Research, development and engineering                                8,549         12,015
     Selling, general and administrative                                  3,645          5,478
     Amortization of intangibles                                          2,555              -
     Restructuring charges                                               (1,950)             -
                                                                       --------       --------
                                                                         12,799         17,493
                                                                       --------       --------
          OPERATING INCOME (LOSS)                                            39        (16,746)

Other income (expense):
     Interest income                                                        982          1,616
     Interest expense                                                    (6,451)        (5,004)
     Other, net                                                             375            661
                                                                       --------       --------
                                                                         (5,094)        (2,727)
                                                                       --------       --------
Loss before income taxes, minority interest,
   and equity in joint venture loss                                      (5,055)       (19,473)
Provision for income taxes                                                  376            400
                                                                       --------       --------
Loss before minority interest and equity in
   joint venture loss                                                    (5,431)       (19,873)
Minority interest in net income (loss) of consolidated subsidiary          (137)           251
Equity in net loss of unconsolidated joint venture                            -         (1,402)
                                                                       --------       --------
          NET LOSS                                                     $ (5,294)      $(21,526)
                                                                       ========       ========

Basic and diluted net loss per share                                   $  (0.08)      $  (0.40)
                                                                       ========       ========

Number of shares used in basic and diluted computation                   65,902         53,915
                                                                       ========       ========



                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                 APR 2             Jan 2
                                                                  2000             2000
                                                              -----------       -----------
ASSETS                                                        (UNAUDITED)         (note)
Current Assets
       Cash and cash equivalents                              $    38,126       $    25,916
       Short-term investments                                      33,700            43,610
       Accounts receivable (including $26,477 and
        $25,971 due from related parties in 2000
        and 1999, respectively) less allowances
        of $2,490 in 2000 and $2,180 in 1999                       40,681            36,494
       Inventories:
           Raw materials                                            9,862             7,695
           Work-in-process                                          5,839             4,820
           Finished goods                                           6,161            10,503
                                                              -----------       -----------
                Total inventories                                  21,862            23,018
       Prepaid expenses and deposits                                1,135             3,254
       Income taxes receivable                                        815               815
       Deferred income taxes                                        3,767             3,767
                                                              -----------       -----------
                Total current assets                              140,086           136,874
Property, Plant and Equipment
       Land                                                         7,785             7,785
       Buildings                                                  134,471           134,471
       Equipment                                                  623,433           630,221
       Furniture                                                   10,980            10,980
       Leasehold improvements                                      31,714            36,656
                                                              -----------       -----------
                                                                  808,383           820,113
       Less allowances for depreciation and amortization         (513,074)         (506,658)
                                                              -----------       -----------
                Net property, plant and equipment                 295,309           313,455
Net Intangible Assets                                              20,441            22,996
Deposits and Other Assets                                           2,466             2,546
                                                              -----------       -----------
                                                              $   458,302       $   475,871
                                                              ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Current portion of long-term debt                      $   260,000       $   260,000
       Trade accounts payable                                      22,850            21,474
       Accounts payable to related parties                          2,257             2,019
       Accrued compensation and benefits                            9,993            10,048
       Other liabilities                                           17,392            19,615
       Income taxes payable                                            95               109
       Restructuring Liability                                     16,417            25,490
                                                              -----------       -----------
                Total current liabilities                         329,004           338,755
Note Payable to Related Party                                      21,186            21,186
Deferred Income Taxes                                              20,045            20,045
Other Long-term Liabilities                                        10,772            13,245
Minority Interest in Consolidated Subsidiary                        3,790             3,927
Stockholders' Equity
       Preferred stock                                                  -                 -
       Common stock                                                   659               659
       Additional paid-in capital                                 445,470           445,384
       Accumulated deficit                                       (373,203)         (367,909)
       Accumulated other comprehensive income                         579               579
                                                              -----------       -----------
                Total stockholders' equity                         73,505            78,713
                                                              -----------       -----------
                                                              $   458,302       $   475,871
                                                              ===========       ===========


        Note: The balance sheet at January 2, 2000 has been derived from the audited financial statements at that date.

                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                                   -----------------------
                                                                                    APR 2          Apr 4
                                                                                     2000           1999
                                                                                   --------       --------
OPERATING ACTIVITIES
      Net loss                                                                     $ (5,294)      $(21,526)
      Adjustments to reconcile net loss to net cash
          provided by operating activities:
            Depreciation and amortization                                            20,597         23,761
            Amortization of intangibles                                               2,555              -
            Provision for losses on accounts receivable                                 317             33
            Interest expense on note payable to related party                           950              -
            Equity in net loss of unconsolidated joint venture                            -          1,402
            (Gain) Loss on disposal of property, plant and equipment                    (96)           222
            Deferred rent                                                                63            148
            Minority interest in net income (loss) of consolidated subsidiary          (137)           251
            Changes in operating assets and liabilities:
                  Accounts receivable                                                (3,998)        (2,127)
                  Accounts receivable from related parties                             (506)           365
                  Inventories                                                         1,156          4,117
                  Prepaid expenses and deposits                                       2,119            879
                  Trade accounts payable                                              1,376         (1,459)
                  Accounts payable to related parties                                   238            (48)
                  Accrued compensation and benefits                                     (55)          (254)
                  Other liabilities                                                  (4,664)           439
                  Income taxes receivable/payable                                       (14)            11
                  Restructuring liability                                           (10,867)             -
                                                                                   --------       --------
                           Net cash provided by operating activities                  3,740          6,214

INVESTING ACTIVITIES
      Acquisition of property, plant and equipment                                   (2,452)        (8,915)
      Proceeds from short-term investments at maturity                                9,910          2,350
      Proceeds from disposal of property, plant and equipment                           846              -
      Deposits and other assets                                                          80            236
                                                                                   --------       --------
                         Net cash provided by (used in) investing activities          8,384         (6,329)

FINANCING ACTIVITIES
      Sale of Common Stock, net of issuance costs                                        86            318
                                                                                   --------       --------
                         Net cash provided by financing activities                       86            318

                      Increase in cash and cash equivalents                          12,210            203

      Cash and cash equivalents at beginning of year                                 25,916         64,467
                                                                                   --------       --------

                      Cash and cash equivalents at end of period                   $ 38,126       $ 64,670
                                                                                   ========       ========


                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  APRIL 2, 2000


NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 2, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

      The financial statements have been prepared on a going concern basis. The Report of Independent Auditors on the Company's financial statements for the year ended January 2, 2000 included in the Company's Annual Report on Form 10-K contained an explanatory paragraph which indicated substantial doubt about the Company's ability to continue as a going concern because of cumulative operating losses and lack of compliance with certain financial covenants of its various bank agreements. Such non-compliance constitutes an event of default under the agreements. The Company has not been in payment default under these credit facilities and has continued to pay all interest charges and other fees associated with these facilities on their scheduled due dates. Amounts outstanding under these unsecured credit agreements at April 2, 2000 amounted to $260 million. To date, the Company's lenders have not accelerated any principal payments under these facilities. The Company is currently negotiating with its lenders for amendments to these existing credit facilities. There can be no assurance that the Company will be able to obtain such amendments to its credit facilities on commercially reasonable terms. In the event that the Company does not successfully amend its credit facilities or restructure its debt obligations, the Company could be required to significantly reduce or possibly suspend its operations, and/or sell additional securities on terms that would be highly dilutive to current stockholders of the Company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000.

      The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three-month reporting periods included in this report are comprised of thirteen weeks.


NOTE 2 - INVESTMENT IN DEBT SECURITIES

      The Company invests its excess cash in high-quality, short-term debt and equity instruments. None of the Company's investments in debt securities have maturities greater than one year. The following is a summary of the Company's investments by major security type at amortized cost, which approximates fair value:




                                                     APR 2             Jan 2
(in thousands)                                         2000             2000
                                                   -----------      -----------
Municipal auction rate preferred stock             $    33,700      $    39,200
Corporate debt securities                               11,133            7,339
Mortgage-backed securities                              18,692           24,650
                                                   -----------      -----------
                                                   $    63,525      $    71,189
                                                   -----------      -----------

Amounts included in cash and cash equivalents      $    29,825      $    27,579
Amounts included in short-term investments              33,700           43,610
                                                   -----------      -----------
                                                   $    63,525      $    71,189
                                                   -----------      -----------

      The Company utilizes zero-balance accounts and other cash management tools to invest all available funds including bank balances in excess of book balances.


NOTE 3 - INCOME TAXES

      The Company's income tax provisions of approximately $0.4 million for the three-month period ended April 2, 2000 and April 4, 1999 represent foreign withholding taxes on royalty and interest payments. The Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS") received a five-year extension of its initial tax holiday through June 2003 for its first plant site. KMS has also been granted an additional ten-year tax holiday for its second and third plant sites in Malaysia. The government determined in the third quarter of 1999 that earnings from the second and third plant sites will be tax free through 2001. The remaining period of the ten-year tax holiday will be reassessed in 2001 based on achieving certain investment criteria.

NOTE 4 - COMPREHENSIVE LOSS

      Comprehensive loss for the three-month periods ended April 2, 2000 and April 4, 1999 in the accompanying Consolidated Statements of Operations is the same as the Company's net loss.

      Accumulated other comprehensive income at April 2, 2000 and January 2, 2000 in the accompanying Consolidated Balance Sheets consists entirely of accumulated foreign currency translation adjustments.


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

The following tables summarize the activity in the restructuring reserves during the first quarter of 2000:



1997 Restructuring Reserve
                                  Equipment Order
                                 Cancellations And
                                       Other
(in millions)                      Related Costs
                                 ------------------
Balance at January 2, 2000      $              1.8

Charged to Reserve                            (0.8)
                                ------------------
Balance at April 2, 2000        $              1.0
                                ==================


1998 Restructuring Reserve

                                 Equipment Order
                                Cancellations And
(in millions)                   Other Related Costs
                                -------------------
Balance at January 2, 2000      $              0.6

Charged to Reserve                              --
                                ------------------
Balance at April 2, 2000        $              0.6
                                ==================



      At April 2, 2000, $1.6 million related to these restructuring activities remained in current liabilities. The Company has made cash payments totaling approximately $30.2 million primarily for severance, equipment order cancellations and facility closure costs. The majority of the remaining liability, primarily for equipment order cancellations, is expected to be settled through the use of cash by the end of the second quarter of 2000.

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

1999 Restructuring Reserve - Changes During First Quarter of 2000



                               Liabilities Under
                                 Non-Cancelable         Facility
                                    Equipment            Closure       Severance
(in millions)                         Leases              Costs          Costs         Total
                                ------------------       -------       ---------       ------
Balance at January 2, 2000      $             13.8       $   4.5       $     4.8       $ 23.1

Adjustment to Reserve                           --          (2.0)             --         (2.0)
Charged to Reserve                            (2.6)         (0.2)           (3.5)        (6.3)
                                ------------------       -------       ---------       ------
Balance at April 2, 2000        $             11.2       $   2.3       $     1.3       $ 14.8
                                ==================       =======       =========       ======



      At April 2, 2000, $14.8 million related to the 1999 restructuring activities remained in current liabilities. During 1999 and the first quarter of 2000, the Company made cash payments totaling $28.3 million, primarily for severance costs, payments for liabilities under non-cancelable equipment leases and facility closure costs. Cash outflows of approximately $3.6 million associated with severance pay and closure costs will occur primarily during the second quarter of 2000. Cash payments of approximately $11.2 million under the equipment leases will be made in monthly installments through mid-2002. The facility closure liability was reduced by approximately $2.0 million in the first quarter of 2000 due to successfully terminating the leases on manufacturing facilities and subleasing the administrative facility earlier than originally expected.


NOTE 6 - LOSS PER SHARE

      The net loss per share was computed using only the weighted average number of shares of common stock outstanding during the period. The following table sets forth the computation of net loss per share.


                                                 Three Months Ended
                                              -----------------------
                                                APR 2         Apr 4
                                                2000           1999
                                              --------       --------
(in thousands, except per share amounts)
Numerator:  Net loss                          $ (5,294)      $(21,526)
                                              --------       --------

Denominator for basic and diluted
      net loss per share -
      weighted-average shares                   65,902         53,915
                                              --------       --------


Basic and diluted net loss per share          $  (0.08)      $  (0.40)
                                              --------       --------


      Incremental common shares attributable to the exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) of 461,954 and 2,077,738 for the three months ended April 2, 2000 and April 4, 1999, respectively, were not included in the net loss per share computation because the effect would be antidilutive.


NOTE 7 - USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE 8 - LIABILITIES ASSOCIATED WITH PURCHASE

      In April 1999, the Company purchased the assets of Western Digital Corporation's ("WDC") media operation. In conjunction with the purchase, under purchase accounting rules, the Company recorded liabilities that increased the amount of goodwill recognized. These liabilities included estimated costs of $5.6 million for the closure of the former WDC media operation as well as costs of $26.5 million related to the remaining lease obligations for equipment taken out of service due to the closure and $4.7 million of costs for purchase order cancellations and other costs.

      During 1999 and the first quarter of 2000, the Company paid a total of approximately $17.9 million against liabilities arising from this transaction including equipment lease obligations $(11.1 million), rent $(1.8 million), property taxes $(1.3 million) and other liabilities $(3.7 million). Equipment lease obligations are expected to be paid monthly through mid-2002. At April 2, 2000, the current portion of the equipment lease obligations was approximately $9.2 million. The majority of the facility closure costs, purchase order cancellation costs and other liabilities associated with the WDC transaction are expected to be paid by mid-2000.


NOTE 9 - EQUITY

      In March 2000, the Company entered into an agreement with an institutional investor to sell up to $20.0 million of common stock. The shares of common stock will be sold pursuant to a private equity line of credit, under which the Company may exercise "put options" to sell shares for a price equal to 90%, 92% or 94% of market price depending on the level of the market price at the time of exercise of the "put option". The shares may be sold periodically in maximum increments of $1.5 million to $3.5 million over a period of up to thirty months. Upon signing the agreement, the Company issued warrants to the investor to acquire 80,000 shares of common stock at an exercise price of $4.6875 per share. The warrants are exercisable during a three-year period beginning in September 2000.


NOTE 10 - SUBSEQUENT EVENT

      In April 2000, the Company entered into a definitive merger agreement with HMT Technology Corporation (HMT). HMT designs, develops, manufactures and markets high-performance thin-film disks. Under the terms of the definitive merger agreement, each issued and outstanding share of HMT stock will be converted into 0.9094 shares of the Company's common stock. The merger will be accounted for under purchase accounting and is subject to customary closing conditions, including regulatory approvals, the approval of both companies' shareholders and the Company's lenders. The merger is expected to close in the third quarter of calendar 2000.

                               KOMAG, INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

        The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans," and similar expressions. The Company's business is subject to a number of risks and uncertainties. While this discussion represents the Company's current judgment on the risks facing it and the future direction of its business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. In particular, the actions taken to restructure the Company's U.S. operations might disrupt its ability to execute against customer obligations and operational improvement plans. Such failures to execute would jeopardize the anticipated improvements in the Company's financial performance. The Company sells a single product into a market characterized by rapid technological change and sudden shifts in the balance between supply and demand. Further, the Company is dependent on a limited number of customers, some of whom also manufacture some or most of their own disks internally. Due to the volume purchase agreement with Western Digital Corporation ("WDC"), the Company's results continue to remain highly dependent on the relative success of WDC in the data storage market. Competition in the market, defined by both technology offerings and pricing, can be fierce, especially during times of excess available capacity. Such conditions were prevalent in 1997, 1998, 1999 and 2000. Other factors that could cause actual results to differ are the following: changes in the industry supply-demand relationship and related pricing for enterprise and desktop disk products; timely and successful qualification of next-generation products; utilization of manufacturing facilities; changes in manufacturing efficiencies, in particular product yields and material input costs; extensibility of process equipment to meet more stringent future product requirements; structural changes within the disk media industry such as combinations, failures, and joint venture arrangements; vertical integration and consolidation within the Company's customer base; its dependence on a limited number of customers for sales; increased competition; timely and successful deployment of new process technologies into manufacturing; the availability of certain sole-sourced raw material supplies and retention of key employees. In addition, the Company's business requires substantial investments for research and development activities and for physical assets such as equipment and facilities that are dependent on its access to financial resources. The Company is currently in default under certain financial covenants contained in its bank facilities and it cannot assure you that it will be able to negotiate amendments to these credit facilities on commercially reasonable terms. The Company's ability to raise additional funding will be dependent upon improving its financial performance as well as the status of its credit facilities. Other risk factors that may affect the Company's financial performance are listed in the Company's various SEC filings, including its Form 10-K for the fiscal year ended January 2, 2000 which was filed on March 31, 2000. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview:

        Adverse market conditions, which began in mid-1997, continued to impact the thin-film media market throughout 1998, 1999 and 2000. Demand for disk drives grew rapidly during the mid-1990s and industry forecasts were for continued strong growth. The Company and a majority of its competitors (both independent disk manufacturers and captive disk manufacturers owned by vertically integrated disk drive customers) committed to expansion programs in 1996 and substantially increased their media manufacturing capacity in 1997. In 1997, the rate of growth in demand for disk drives fell. Disk drive manufacturers abruptly reduced orders for media from independent suppliers and relied more heavily on internal capacity to supply a larger proportion of their media requirements. The media industry's capacity expansion, coupled with the decrease in the rate of demand growth, resulted in excess media production capacity.

        In addition to adversities caused by the excess supply of media, 1998 was a year of transition for the Company and the disk drive industry to advanced, magnetoresistive ("MR") media and recording heads. The transition to MR disk drives led to unprecedented increases in areal density and, therefore, the amount of data that can be stored on a single disk platter. Increased disk storage capacity per disk allows drive manufacturers to offer lower-priced disk drives through the incorporation of fewer components into their disk drives. The rapid advancement in storage capacity per disk platter has further slowed disk demand throughout the industry. According to industry market analysts, this resulting reduction in the average number of disks per drive will likely result in flat to declining disk demand in 2000. The significant amount of captive capacity employed by certain disk drive manufacturers also continues to reduce the market opportunities for independent disk suppliers such as the Company. Despite the difficult market conditions, the Company believes that its recently completed restructuring activities and the resulting lower manufacturing costs, and technological advances such as 50 Gigabits per square inch recording density and low-cost glass substrates, position the Company to be a successful competitor.

        In April 1999, the Company purchased the assets of WDC's media operation. Additionally, the Company and WDC signed a volume purchase agreement under which the Company agreed to supply a substantial portion of WDC's media needs over the next three years. Under the volume purchase agreement WDC began to purchase most of its media requirements from the Company after the closing date. Due to assimilation of the WDC media operation, the Company initially expected that second quarter 1999 unit sales from the combined operations would grow sequentially in the range of 20-35% compared to the Company's first quarter of 1999 results. However, in response to competitive market conditions the Company's customers reduced the number of disks per drive to support the delivery of lower priced disk drives to the rapidly expanding, low-cost segment of the PC market. As a result, actual unit shipments for the second quarter fell considerably short of these expectations as customer order reductions (including those from WDC) and lower-than-expected volumes on certain new product programs restricted sequential unit sales growth to approximately 10%. These customer actions, the continuing imbalance between the supply and demand for disk products, and the lack of new data-intensive applications continue to depress the Company's financial performance. Due to this weak unit demand the Company closed the former WDC media operation at the end of June 1999, nearly fifteen months ahead of the Company's original transition plan.

        Following the closure of the former WDC media operation at the end of June 1999, the Company announced in July 1999 that it would reduce the size of its U.S. operations further in response to the poor industry conditions. Later in August 1999, the Company indicated that it would cease volume production of finished disks in the U.S., close two manufacturing facilities in San Jose, California, and institute staged work force reductions that would affect 980 people by the end of 1999. These reductions, combined with the June 1999 work force reduction of 400 people, lowered the employment base at the Company's U.S. operations from 1,950 people in April 1999 (subsequent to the acquisition of WDC's media operation) to 539 people by the end of the first quarter of 2000. As a result of these actions the Company expected to realize cash savings of approximately $20 million per quarter in U.S. payroll costs. The Company recorded a restructuring charge of $139.3 million in the third quarter of 1999 for the write-off of equipment and leasehold improvements in the U.S. production facilities scheduled for closure and for severance pay related to the reorganization of its U.S. operations.

        After completion of the phase out of volume production, the Company's San Jose site is solely focused on activities related to research, process development, and product prototyping. Selling, general and administrative functions also remain in San Jose. The Company's highly automated substrate manufacturing in Santa Rosa, California continues to produce low-cost aluminum substrates and perform advanced development work for both aluminum and glass substrates. The Company's shift of high volume production to its cost-advantaged Malaysian manufacturing plants has improved the Company's overall cost structure, resulted in lower unit production costs, and improved the Company's ability to respond to the continuing price pressures in the disk industry.

 Revenue:

        Net sales decreased to $79.6 million in the first quarter of 2000, down 12% compared to $90.0 million in the first quarter of 1999. The year-over-year decrease was primarily due to the net effect of a 19% decrease in the overall average selling price and a

7% increase in unit sales volume. Net sales in the first quarters of 2000 and 1999 included $5.1 million and $3.8 million of substrate and single sided disk sales, respectively. First quarter 2000 unit sales of finished media increased to 10.8 million disks from 10.1 million disks in the first quarter of 1999. The severe pricing pressures generated by the continuing imbalance in supply and demand for thin-film media in the first quarter of 2000 resulted in the year-over-year decrease in the overall average selling price.

       During the first quarter of 2000, sales to WDC and Maxtor Corporation accounted for approximately 66% and 22%, respectively, of consolidated net sales. Net sales to each of the Company's other customers were less than 10% during the first quarter of 2000. The Company expects that it will continue to derive a substantial portion of its sales from WDC and from a small number of other customers. The distribution of sales among customers may vary from quarter to quarter based on the match of the Company's product capabilities with specific disk drive programs of customers. However, as a result of the April 1999 acquisition of WDC's media operation and related volume purchase agreement, the Company's sales are expected to be highly dependent upon WDC's performance in the disk drive industry.

Gross Margin:

       The Company recorded a gross margin of 16.1% in the first quarter of 2000 compared to a gross margin of 0.8% in the first quarter of 1999. The improvement in the gross margin percentage was due to an increase in unit sales volume, a decline of 14% in unyielded material and running costs per unit, and a reduction of $18.6 million in fixed manufacturing costs. The Company produced 10.4 million units in the first quarter of 2000 compared to 10.1 million units in the first quarter of 1999. The positive effects were partially offset by the effect of the 19% decline in the average selling price.

Operating Expenses:

       Research and development ("R&D") expenses decreased to $8.5 million in the first quarter of 2000 from $12.0 million in the first quarter of 1999. Decreased R&D staffing and lower facility and equipment costs (primarily due to the 1999 restructuring activities) accounted for most of the decrease in R&D expenses. Selling, general and administrative ("SG&A") expenses decreased to $3.6 million in the first quarter of 2000 from $ 5.5 million in the first quarter of 1999. The decrease for the three-month period of 2000 relative to the comparable period of 1999 was primarily due to lower payroll and related employee costs (primarily due to the 1999 restructuring activities), partially offset by an increase in bonus expense.

Restructuring Activities

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


        1999 Restructuring Reserve - Changes During First Quarter of 2000



                               Liabilities Under
                                Non-Cancelable          Facility
                                   Equipment             Closure              Severance
(in millions)                       Leases                Costs                 Costs                Total
                                ---------------      ---------------       ---------------      ---------------
Balance at January 2, 2000      $          13.8      $           4.5       $           4.8      $          23.1

Adjustment to Reserve                        --                 (2.0)                   --                 (2.0)
Charged to Reserve                         (2.6)                (0.2)                 (3.5)                (6.3)
                                ---------------      ---------------       ---------------      ---------------
Balance at April 2, 2000        $          11.2      $           2.3       $           1.3      $          14.8
                                ===============      ===============       ===============      ===============



      At April 2, 2000, $14.8 million related to the 1999 restructuring activities remained in current liabilities. During 1999 and the first quarter of 2000, the Company made cash payments totaling $28.3 million. Cash outflows of approximately $3.6 million associated with severance pay and closure costs will occur primarily during the second quarter of 2000. Cash payments of approximately $11.2 million under the equipment leases will be made in monthly installments through mid-2002. The facility closure liability was reduced by approximately $2.0 million in the first quarter of 2000 due to successfully terminating the leases on manufacturing facilities and subleasing the administrative facility earlier than originally expected.


Interest and Other Income/Expense:

        Interest income decreased $0.6 million in the first quarter of 2000 relative to the first quarter of 1999 due to lower average cash and short-term investment balances in the current year period. Interest expense increased $1.4 million in the first quarter of 2000 compared to the first quarter of 1999. The increase in interest expense was primarily due to $1.0 million of interest expense on the Company's $21.2 million note payable to WDC. Other income decreased $0.3 million in the first quarter of 2000 compared to the first quarter of 1999. The decrease was primarily due to a reduction of $0.4 million in royalty income in the first quarter of 2000 compared to the first quarter of 1999.

Income Taxes:

       The Company's income tax provision was approximately $0.4 million for the three-month periods of 2000 and 1999. The income tax provisions for both the 2000 and 1999 periods represent foreign withholding taxes on royalty and interest payments. The Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS"), received a five-year extention of its initial tax holiday through June 2003 for its first plant site. KMS was granted an additional ten-year tax holiday for its second and third plant sites in Malaysia. The government has determined that earnings from the second and third plant sites will be tax free through 2001. The remaining period of the ten-year tax holiday will be reassessed in 2001 based on achieving certain investment criteria.

Minority Interest in KMT/Equity in Net Income (Loss) of AKCL:

       The minority interest in the net income of consolidated subsidiary represented Kobe Steel USA Holdings Inc.'s ("Kobe USA's") 20% share of Komag Material Technology, Inc.'s ("KMT's") net income (loss). KMT recorded a net loss of $0.7 million and net income of $1.3 million in the first quarter of 2000 and 1999, respectively.

       The Company owns a 50% interest in AKCL and records its share of AKCL's net income (loss) as equity in net income (loss) of unconsolidated joint venture. The Company recorded a loss of $1.4 million as its equity in AKCL's net loss in the first quarter of 1999 which reduced the Company's investment in AKCL down to zero. During 1999 and the first quarter of 2000, the Company did not record $2.6 million and $4.6 million in losses, respectively, as it would have reduced the net book value of the investment in AKCL below zero. Assuming AKCL reports net income in future periods, the Company will record its share of such income only to the extent by which the income exceeds the losses incurred subsequent to the date on which the investment balance became zero.

Subsequent event:

        In April 2000, the Company entered into a definitive merger agreement with HMT Technology Corporation (HMT). HMT designs, develops, manufactures and markets high-performance thin-film disks. Under the terms of the definitive merger agreement, each issued and outstanding share of HMT stock will be converted into 0.9094 shares of the Company's common stock. The merger will be accounted for under purchase accounting and is subject to customary closing conditions, including regulatory approvals, the approval of both companies' shareholders and the Company's lenders. The merger is expected to close in the third quarter of calendar 2000.

LIQUIDITY AND CAPITAL RESOURCES:

       Cash and short-term investments of $71.8 million at the end of the first quarter of 2000 increased $2.3 million from the end of the prior fiscal year. Working capital increased $13.0 million from the end of the prior fiscal year. Consolidated operating activities provided $3.7 million in cash during the first three months of 2000. The $5.3 million net loss for the first three months of 2000, net of the non-cash depreciation and amortization charges of $23.2 million, and other non-cash charges totaling $1.1 million, provided $19.0 million of cash. Changes in operating assets and liabilities used $15.2 million of cash. Accounts receivable increased $4.5 million (due to an increase in sales and the timing of sales in the first quarter of 2000 compared to the fourth quarter of 1999) and other liabilities decreased $4.7 million (primarily due to cash payments for liabilities associated with the purchase of the assets of WDC's media operation), consuming cash. The net change in the restructuring liability for the first three months of 2000 used $10.9 million of cash. The restructuring liability was created due to the restructuring charges recorded in 1997, 1998 and 1999. In addition, the net change in the other operating assets and liabilities provided $4.9 million of cash. The Company spent $2.5 million on capital requirements during the first three months of 2000 and other investing activities provided $0.9 million in cash. Sales of Common Stock under the Company's stock programs generated $0.1 million.

       Current noncancellable capital commitments as of April 2, 2000 total approximately $2.9 million. Total capital expenditures for 2000 are currently planned at approximately $20.0 million. The 2000 capital spending plan primarily includes costs for projects designed to improve yield and productivity as well as costs for the installation of certain production equipment transferred from the closed U.S. manufacturing plant to Malaysia.

       The Company is in default under certain financial covenants contained in the Company's bank credit facilities which include the following ratios/tests: profitability, quick ratio, leverage ratio, tangible net worth, debt coverage, and debt to capitalization. The Company is not in payment default under these credit facilities as all interest charges and fees associated with these facilities have been paid on their scheduled due dates. At the time of the covenant default the Company had $260.0 million of debt outstanding against a total borrowing capacity of $345.0 million under the various senior unsecured credit facilities. As a result of the covenant default, in December 1998, the Company's lenders withdrew the $85.0 million in unused borrowing capacity. To date, the lenders have not accelerated any principal payments under the credit facilities.

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

       In March 2000, the Company entered into an agreement with an institutional investor to sell up to $20.0 million of common stock. The shares of common stock will be sold pursuant to a private equity line of credit, under which the Company may exercise "put options" to sell shares for a price equal to 90%, 92% or 94% of market depending on the level of the actual market price at the time of exercise of the "put option". The shares may be sold periodically in maximum increments of $1.5 million to $3.5 million over a period of up to thirty months. Upon signing the agreement, the Company issued warrants to the investor to acquire 80,000 shares of common stock at an exercise price of $4.6875 per share. The warrants are exercisable during a three-year period beginning in September 2000.

       Over the next several years the Company will need financial resources for capital expenditures, working capital and research and development. In 2000, the Company plans to spend approximately $20.0 million on property, plant and equipment. The Company believes that in order to achieve its long-term growth objectives and maintain and enhance its competitive position, such additional financial resources will be required. There can be no assurance that the Company will be able to secure such financial resources on commercially reasonable terms. If the Company is unable to obtain adequate financing, it could be required to significantly reduce or possibly suspend its operations, and/or to sell additional securities on terms that would be highly dilutive to current stockholders.

PART II. OTHER INFORMATION

        ITEM 1. Legal Proceedings-Not Applicable.

        ITEM 2. Changes in Securities-Not Applicable.

        ITEM 3. Defaults Upon Senior Securities-

               Cumulative losses incurred by the Company has resulted in a default under certain financial covenants contained in the Company's various bank credit facilities. The Company currently has $260.0 million of unsecured bank borrowings outstanding. No additional borrowing capacity is available as a result of the technical default. The Company is not in payment default under any of its credit facilities. The Company is currently negotiating with its lenders for amendments to the existing credit facilities.

        ITEM 4. Submission of Matters to a Vote of Security Holders-Not Applicable.

        ITEM 5. Other Information-Not Applicable.

        ITEM 6. Exhibits and Reports on Form 8-K

               a) Exhibits

               Exhibit 2.1 Agreement and Plan of Reorganization By and Among
                           Komag, Incorporated, KHM, Inc. and HMT Technology
                           Corp.
               Exhibit 10.21--Private Equity Line of Credit Agreement
               Exhibit 27--Financial Data Schedule.

               b) Reports on Form 8-K

               On March 20, 1999 the Company filed Form 8-K containing the contents of its press release dated March 16, 2000 entitled "Komag Announces Strong Q1 Shipments, Revises Upward Fourth Quarter 1999 Financial Results".

                                   SIGNATURES



               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               KOMAG, INCORPORATED
                                  (Registrant)







DATE:  May 4, 2000                  BY:  /s/ Thian Hoo Tan
     ------------------------          -------------------------------
                                    Thian Hoo Tan
                                    President and
                                    Chief Executive Officer

DATE:  May 4, 2000                  BY: /s/ Edward H. Siegler
     ------------------------          -------------------------------
                                    Edward H. Siegler
                                    Vice President,
                                    Chief Financial Officer

DATE:  May 4, 2000                  BY: /s/ Kathleen A. Bayless
     ------------------------          -------------------------------
                                    Kathleen A. Bayless
                                    Vice President,
                                    Corporate Controller

                                 EXHIBIT INDEX

Exhibit No.         Description
-----------         -----------
Exhibit  2.1        Agreement and Plan of Reorganization By and Among Komag,
                    Incorporated, KHM, Inc. and HMT Technology Corp.

Exhibit 10.21       Private Equity Line of Credit Agreement

Exhibit 27          Financial Data Schedule