Form 10-Q
period 2000-07-02
KOMAG INC /DE/
filed 2000-08-09
CIK 813347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 2, 2000
                         Commission File Number 0-16852



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
                             Yes    X                   No
                                ------------              -------------

On July 2, 2000, 66,772,819 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX

                               KOMAG, INCORPORATED


                                                                        Page No.

PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements (Unaudited)

            Consolidated statements of operations--Three- and six-
            months ended July 2, 2000 and July 4, 1999 ....................... 3

            Consolidated balance sheets--July 2, 2000
            and January 2, 2000 .............................................. 4

            Consolidated statements of cash flows--Six-months
            ended July 2, 2000 and July 4, 1999 .............................. 5

            Notes to consolidated financial statements--
            July 2, 2000 .................................................. 6-15

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations ................ 16-24

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings ............................................... 25

Item 2.     Changes in Securities ........................................... 25

Item 3.     Defaults Upon Senior Securities ................................. 25

Item 4.     Submission of Matters to a Vote of Security Holders .......... 25-26

Item 5.     Other Information ............................................... 26

Item 6.     Exhibits and Reports on Form 8-K ............................. 26-27

SIGNATURES .................................................................. 28

PART I.   FINANCIAL INFORMATION



                                                         KOMAG, INCORPORATED
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (In thousands, except per share data)
                                                             (Unaudited)


                                                                          Three Months Ended              Six Months Ended
                                                                          ------------------              ----------------
                                                                         Jul 2          Jul 4          Jul 2         Jul 4
                                                                          2000           1999           2000          1999
                                                                       ---------      ---------      ---------      ---------
Net sales to unrelated parties                                         $  38,305      $  23,913      $  65,712      $ 113,926
Net sales to related parties                                              45,163         69,313         97,389         69,313
                                                                       ---------      ---------      ---------      ---------
          NET SALES                                                       83,468         93,226        163,101        183,239


Cost of sales                                                             73,534         97,857        140,329        187,123
                                                                       ---------      ---------      ---------      ---------
          GROSS PROFIT (LOSS)                                              9,934         (4,631)        22,772         (3,884)

Operating expenses:
     Research, development and engineering                                 8,343         12,151         16,892         24,166
     Selling, general and administrative                                   3,769          5,612          7,414         11,090
     Amortization of intangibles                                           2,555          7,359          5,110          7,359
     Restructuring charges                                                  (711)         4,321         (2,661)         4,321
                                                                       ---------      ---------      ---------      ---------
                                                                          13,956         29,443         26,755         46,936
                                                                       ---------      ---------      ---------      ---------
          OPERATING LOSS                                                  (4,022)       (34,074)        (3,983)       (50,820)

Other income (expense):
     Interest income                                                       1,168          1,345          2,150          2,961
     Interest expense                                                     (7,457)        (5,935)       (13,908)       (10,939)
     Other, net                                                              196            869            571          1,530
                                                                       ---------      ---------      ---------      ---------
                                                                          (6,093)        (3,721)       (11,187)        (6,448)

                                                                       ---------      ---------      ---------      ---------
Loss before income taxes, minority interest,
   equity in joint venture loss and extraordinary gain                   (10,115)       (37,795)       (15,170)       (57,268)
Provision for income taxes                                                   450            350            826            750
                                                                       ---------      ---------      ---------      ---------
Loss before minority interest, equity in
   joint venture loss and extraordinary gain                             (10,565)       (38,145)       (15,996)       (58,018)
Minority interest in net income (loss) of consolidated subsidiary           (319)            89           (456)           340
Equity in net loss of unconsolidated joint venture                          --             --             --           (1,402)
                                                                       ---------      ---------      ---------      ---------
          LOSS BEFORE EXTRAORDINARY GAIN                               ($ 10,246)     ($ 38,234)       (15,540)       (59,760)
Extraordinary gain                                                         3,772           --            3,772           --
                                                                       ---------      ---------      ---------      ---------
          NET LOSS                                                     ($  6,474)     ($ 38,234)     ($ 11,768)     ($ 59,760)
                                                                       =========      =========      =========      =========

Basic and diluted loss before extraordinary gain per share             ($   0.16)     ($   0.60)     ($   0.24)     ($   1.01)
Basic and diluted extraordinary gain per share                         $    0.06      $    --        $    0.06      $    --
                                                                       ---------      ---------      ---------      ---------
Basic and diluted net loss per share                                   ($   0.10)     ($   0.60)     ($   0.18)     ($   1.01)
                                                                       =========      =========      =========      =========
Number of shares used in basic and diluted computations                   66,039         64,246         65,958         59,080
                                                                       =========      =========      =========      =========


                                           See notes to consolidated financial statements.


                                          KOMAG, INCORPORATED
                                      CONSOLIDATED BALANCE SHEETS
                                             (In thousands)


                                                                        Jul 2                  Jan 2
                                                                         2000                   2000
                                                                      ---------              ---------
ASSETS                                                                (unaudited)              (note)
Current Assets
       Cash and cash equivalents                                      $  27,848              $  25,916
       Short-term investments                                            27,281                 43,610
       Accounts receivable (including $24,931 and
         $25,971 due from related parties in 2000
         and 1999, respectively) less allowances
         of $2,554 in 2000 and $2,180 in 1999                            41,436                 36,494
       Inventories:
            Raw materials                                                10,734                  7,695
            Work-in-process                                               6,731                  4,820
            Finished goods                                                8,432                 10,503
                                                                      ---------              ---------
                 Total inventories                                       25,897                 23,018
       Prepaid expenses and deposits                                      8,102                  3,254
       Income taxes receivable                                               87                    815
       Deferred income taxes                                              3,767                  3,767
                                                                      ---------              ---------
                 Total current assets                                   134,418                136,874
Property, Plant and Equipment
       Land                                                               7,785                  7,785
       Buildings                                                        134,805                134,471
       Equipment                                                        493,617                630,221
       Furniture                                                          7,573                 10,980
       Leasehold improvements                                            31,714                 36,656
                                                                      ---------              ---------
                                                                        675,494                820,113
       Less allowances for depreciation and amortization               (398,626)              (506,658)
                                                                      ---------              ---------
                 Net property, plant and equipment                      276,868                313,455
Net Intangible Assets                                                    17,886                 22,996
Deposits and Other Assets                                                   915                  2,546
                                                                      ---------              ---------
                                                                      $ 430,087              $ 475,871
                                                                      =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Current portion of long-term debt                              $ 231,740              $ 260,000
       Trade accounts payable                                            23,176                 21,474
       Accounts payable to related parties                                3,503                  2,019
       Accrued compensation and benefits                                 10,480                 10,048
       Other liabilities                                                 16,223                 19,615
       Income taxes payable                                                  58                    109
       Restructuring Liability                                            9,772                 25,490
                                                                      ---------              ---------
                 Total current liabilities                              294,952                338,755
Note Payable to Related Party                                            21,186                 21,186
8% Convertible Subordinated Debt                                          9,281                   --
Deferred Income Taxes                                                    20,045                 20,045
Other Long-term Liabilities                                               9,749                 13,245
Minority Interest in Consolidated Subsidiary                              3,471                  3,927
Stockholders' Equity
       Preferred stock                                                     --                     --
       Common stock                                                         668                    659
       Additional paid-in capital                                       449,833                445,384
       Accumulated deficit                                             (379,677)              (367,909)
       Accumulated other comprehensive income                               579                    579
                                                                      ---------              ---------
                 Total stockholders' equity                              71,403                 78,713
                                                                      ---------              ---------
                                                                      $ 430,087              $ 475,871
                                                                      =========              =========

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






                                             KOMAG, INCORPORATED
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In thousands)
                                                 (Unaudited)

                                                                                      Six Months Ended
                                                                                 --------------------------
                                                                                  Jul 2             Jul 4
                                                                                   2000              1999
                                                                                 --------          --------
OPERATING ACTIVITIES
  Net loss                                                                       ($11,768)         ($59,760)
  Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation and amortization                                              39,115            48,608
        Amortization of intangibles                                                 5,110             7,359
        Extraordinary gain                                                         (3,772)               --
        Provision for losses on accounts receivable                                   309               225
        Interest expense on note payable to related party                           2,070                --
        Amortized interest expense related to debt restructure                       (289)               --
        Amortization of warrants                                                     (248)               --
        Equity in net loss of unconsolidated joint venture                             --             1,402
       (Gain) loss on disposal of property, plant and equipment                      (113)              229
        Deferred rent                                                                 126             1,095
        Minority interest in net income (loss) of consolidated subsidiary            (456)              340
        Changes in operating assets and liabilities:
              Accounts receivable                                                  (6,291)           31,310
              Accounts receivable from related parties                              1,040           (39,783)
              Inventories                                                          (2,879)           (8,477)
              Prepaid expenses and deposits                                        (1,557)              131
              Trade accounts payable                                                1,702               191
              Accounts payable to related parties                                   1,484                 6
              Accrued compensation and benefits                                       432               902
              Other liabilities                                                    (8,246)           (1,482)
              Income taxes receivable/payable                                         677                29
              Restructuring liability                                             (15,390)             (367)
                                                                                 --------          --------
                       Net cash provided by (used in) operating activities          1,056           (18,042)

INVESTING ACTIVITIES
  Acquisition of property, plant and equipment                                     (4,927)          (17,564)
  Purchases of short-term investments                                              (2,681)           (1,965)
  Proceeds from short-term investments at maturity                                 19,010             1,350
  Proceeds from disposal of property, plant and equipment                           1,139                30
  Deposits and other assets                                                         1,631               (25)
                                                                                 --------          --------
                       Net cash provided by (used in) investing activities         14,172           (18,174)

FINANCING ACTIVITIES
  Payment of debt                                                                 (15,000)               --
  Sale of Common Stock, net of issuance costs                                       1,704             2,255
                                                                                 --------          --------
                     Net cash provided by (used in) financing activities          (13,296)            2,255

                  Increase (decrease) in cash and cash equivalents                  1,932           (33,961)

  Cash and cash equivalents at beginning of year                                   25,916            64,467
                                                                                 --------          --------

                  Cash and cash equivalents at end of period                     $ 27,848          $ 30,506
                                                                                 ========          ========

                            See notes to consolidated financial statements.

                               KOMAG, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 2, 2000


NOTE 1 - BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments, and the recognition of an extraordinary gain as discussed in Note 9, considered necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented have been included. Operating results for the three- and six-month periods ended July 2, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

       The financial statements have been prepared on a going concern basis. The Report of Independent Auditors on the Company's financial statements for the year ended January 2, 2000 included in the Company's Annual Report on Form 10-K contained an explanatory paragraph which indicated substantial doubt about the Company's ability to continue as a going concern because of cumulative operating losses and lack of compliance with certain financial covenants contained in its then-existing senior unsecured bank credit facilities. At the time of the covenant defaults the Company had $260 million of debt outstanding. In June 2000, the Company replaced these credit facilities with a senior unsecured loan restructure agreement with its lenders and a separate subordinated unsecured convertible debt agreement with other creditors. As a result, the Company currently has $231.7 million in bank debt outstanding that matures in June 2001 and approximately $9.3 million of 8% convertible subordinated debt that matures in 2005. As of July 2, 2000, the Company is in compliance with the financial covenants of such agreements. In the long-term, the Company will likely need to further restructure its debt obligations and raise additional funds to operate its business. Inability to raise additional funds may force the Company to reduce or possibly suspend its operations, and/or sell additional securities on terms that would be highly dilutive to current stockholders of the Company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

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


NOTE 2 - INVESTMENT IN DEBT SECURITIES

       The Company invests its excess cash in high-quality, short-term debt and equity instruments. None of the Company's investments in debt securities have maturities greater than one year. The following is a summary of the Company's investments by major security type at amortized cost, which approximates fair value:



                                                             Jul 2        Jan 2
(in thousands)                                               2000          2000
                                                            -------      -------
Municipal auction rate preferred stock                      $24,600      $39,200
Corporate debt securities                                     5,404        7,339
Mortgage-backed securities                                   17,550       24,650
                                                            -------      -------
                                                            $47,554      $71,189
                                                            =======      =======

Amounts included in cash and cash equivalents               $20,273      $27,579
Amounts included in short-term investments                   27,281       43,610
                                                            -------      -------
                                                            $47,554      $71,189
                                                            =======      =======


       The Company utilizes zero-balance accounts and other cash management tools to invest all available funds including bank balances in excess of book balances.


NOTE 3 - INCOME TAXES

       The Company's income tax provisions of approximately $0.5 and $0.8 million for the three-and six-month periods ended July 2, 2000, respectively, and $0.4 and $0.8 for the three- and six-month periods ended July 4, 1999, respectively, represent foreign withholding taxes on royalty and interest payments. The Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS") received a five-year extension of its initial tax holiday through June 2003 for its first plant site. KMS has also been granted an additional ten-year tax holiday for its second and third plant sites in Malaysia. The government determined in the third quarter of 1999 that earnings from the second and third plant sites will be tax free through 2001. The remaining period of the ten-year tax holiday will be reassessed in 2001 based on achieving certain investment criteria.


NOTE 4 - COMPREHENSIVE LOSS

       Comprehensive loss for the three- and six-month periods ended July 2, 2000 and July 4, 1999 in the accompanying Consolidated Statements of Operations is the same as the Company's net loss.

       Accumulated other comprehensive income at July 2, 2000 and January 2, 2000 in the accompanying Consolidated Balance Sheets consists entirely of accumulated foreign currency translation adjustments.


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

The following tables summarize the activity in the restructuring reserves during the first six-months of 2000:


     1997 Restructuring Reserve
                                          Equipment Order
                                         Cancellations And
                                              Other
     (in millions)                         Related Costs
                                         ----------------
     Balance at January 2, 2000               $1.8

     Adjustment to Reserve                    (0.2)
     Charged to Reserve                       (1.6)
                                            -------
     Balance at July 2, 2000                  $0.0
                                            =======

     1998 Restructuring Reserve

                                          Equipment Order
                                         Cancellations And
                                              Other
     (in millions)                         Related Costs
                                         ----------------
     Balance at January 2, 2000               $0.6

     Adjustment to Reserve                    (0.6)
     Charged to Reserve                         --
                                            -------
     Balance at July 2, 2000                  $0.0
                                            =======


       The Company has made cash payments totaling approximately $31.0 million primarily for severance, equipment order cancellations and facility closure costs under the 1997 and 1998 restructuring activities.

All restructuring activity related to the 1997 and 1998 restructuring reserves have been completed as of July 2, 2000.

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


1999 Restructuring Reserve - Changes During First Half of 2000

                                   Writedown Net Book      Liabilities Under
                                   Value of Equipment       Non-Cancelable     Facility
                                     and Leasehold             Equipment        Closure     Severance
(in millions)                         Improvements              Leases           Costs        Costs      Total
                                      ------------              ------           -----        -----      -----
Balance at January 2, 2000                $--                  $13.8             $4.5         $4.8       $23.1

Adjustment to Reserve                     2.4                     --             (3.7)        (0.7)       (2.0)
Charged to Reserve                       (2.4)                  (4.5)            (0.4)        (4.0)      (11.3)
                                     -----------          ------------     ------------   ---------    --------
Balance at July 2, 2000                   $--                   $9.3             $0.4         $0.1        $9.8
                                     -----------          ------------     ------------   ---------    --------



       At July 2, 2000, $9.8 million related to the 1999 restructuring activities remained in current liabilities. During 1999 and the first six-months of 2000, the Company made cash payments totaling $30.9 million, primarily for severance costs, payments for liabilities under non-cancelable equipment leases and facility closure costs. Cash outflows of approximately $0.5 million associated with severance pay and closure costs will occur primarily during the third quarter of 2000. Cash payments of approximately $9.3 million under the equipment leases will be made in monthly installments through mid-2002. The facility closure liability was reduced by approximately $3.7 million in the first half of 2000 due to successfully terminating the leases on manufacturing facilities and subleasing the administrative facility earlier than originally expected. The writedown of net book value of equipment and leasehold improvements was increased by $2.4 million during the first half of 2000 for additional equipment that was determined unusable due to the restructure. The severance costs liability was reduced by $0.7 million due to lower than expected payments.

NOTE 6 - LOSS PER SHARE

       The net loss per share was computed using only the weighted average number of shares of common stock outstanding during the period. The following table sets forth the computation of net loss per share.




                                                      Three Months Ended                 Six Months Ended
                                                      ------------------                 ----------------
                                                   Jul 2            Jul 4             Jul 2             Jul 4
                                                    2000             1999              2000              1999
                                                  --------          --------          --------          --------
(in thousands, except per share amounts)

Numerator:  Loss before extraordinary gain        ($10,246)         ($38,234)         ($15,540)         ($59,760)
                                                  --------          --------          --------          --------
Denominator for basic and diluted -
       weighted-average shares                      66,039            64,246            65,958            59,080
                                                  --------          --------          --------          --------
Basic and diluted loss before
       extraordinary gain per share               ($  0.16)         ($  0.60)         ($  0.24)         ($  1.01)
                                                  --------          --------          --------          --------


       Incremental common shares attributable to the exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) of 189,100 and 60,803 for the three months ended July 2, 2000 and July 4, 1999, and of 281,205 and 1,069,004 for the six-months ended July 2, 2000 and July 4, 1999, respectively, were not included in the net loss per share computation because the effect would be antidilutive.

Incremental common shares attributable to the exercise of outstanding warrants (assuming proceeds would be used to purchase treasury stock) of 144,417 and zero for the three months ended July 2, 2000 and July 4, 1999, and of 108,637 and zero for the six-months ended July 2, 2000 and July 4, 1999, respectively, were not included in the net loss per share computation because the effect would be antidilutive.

Incremental common shares attributable to convertible debt of 1,290,081 and zero for the three months ended July 2, 2000 and July 4, 1999, and of 645,041 and zero for the six-months ended July 2, 2000 and July 4, 1999, respectively, were not included in the net loss per share computation because the effect would be antidilutive.

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

       During 1999 and the first six-months of 2000, the Company paid a total of approximately $20.7 million against liabilities arising from this transaction including equipment lease obligations ($13.7 million), rent ($1.6 million), property taxes ($1.3 million) and other liabilities ($4.1 million). Equipment lease obligations are expected to be paid monthly through mid-2002. At July 2, 2000, the current portion of the equipment lease obligations was approximately $8.8 million. The majority of the facility closure costs, purchase order cancellation costs and other liabilities associated with the WDC transaction are expected to be paid by the end of fiscal 2000.


NOTE 9 - TERM DEBT AND 8% CONVERTIBLE SUBORDINATED DEBT


       The Company previously had borrowed $260.0 million under its term debt and line of credit facilities. In June 2000, the Company replaced these credit facilities with a senior unsecured loan restructure agreement with its lenders and a separate subordinated unsecured convertible debt agreement with other creditors. As a result, the Company currently has $231.7 million in bank debt outstanding, which matures in June 2001 and bears interest at prime plus 1.25%. The Company is required to make principal payments under the agreement based on specific calculations with a minimum of $1.0 million and a maximum of $7.5 million due quarterly. The agreement requires the Company to meet certain financial covenants which the Company was in compliance with as of July 2, 2000. In addition, under the loan agreement, Series A warrants were issued to purchase 1,651,349 shares of the Company's common stock and Series B warrants were issued to purchase 660,539 shares of the Company's common stock. The Series A warrants are currently exercisable until June 2010 and the Series B warrants only become exercisable in June 2001 for a ten year period if the related debt balance outstanding at that point exceeds $160.0 million, otherwise these warrants become void. The exercise price of both series of warrants is $2.13. The Company valued the warrants using the Black-Scholes model and determined the value to be approximately $2.8 million, which has been capitalized and is being amortized to interest expense over the life of the loan restructure agreement. The following assumptions were used in the Black-Scholes model: risk-free interest rate of 6.38%, a volatility factor of the expected market price of the Company's Common Stock of 74.7% and a life of ten years. There was no dividend yield included in the calculation as the Company does not pay dividends.


       The Company currently has approximately $9.3 million of convertible subordinated debt that matures in 2005. At the time the debt was converted from senior unsecured debt to convertible subordinated debt, the principal balance was $13.3 million. The conversion from a principal balance of $13.3 million to $9.3 million resulted in an extraordinary gain to the Company of $3.8 million, net of expenses. The lenders have the right to purchase additional convertible notes in an aggregate principal amount of up to $35.7 million. The original $9.3 million in notes are convertible into shares of the Company's common stock at a conversion price of $2.53. The notes have an interest rate of 8% payable upon the maturity date of the notes. The notes are convertible into the Company's common stock, at the lenders' option, at any time on or after the issuance date of the notes. At the Company's option, the notes are convertible into the Company's common stock, on any date on which the closing sale price of the common stock has been greater than 200% of the conversion price in effect on the issuance date of the applicable notes.


NOTE 10 - EQUITY


       In March 2000, the Company entered into an agreement with an institutional investor to sell up to $20.0 million of common stock. The shares of common stock will be sold pursuant to a private equity line of credit, under which the Company may exercise "put options" to sell shares for a price equal to 90%, 92% or 94% of market price depending on the level of the market price at the time of exercise of the "put option". The shares may be sold periodically in maximum increments of $1.5 million to $3.5 million over a period of up to thirty months. Upon signing the agreement, the Company issued warrants to the investor to acquire 80,000 shares of common stock at an exercise price of $4.6875 per share. The warrants are exercisable during a three-year period beginning in September 2000. The Company valued the warrants using the Black-Scholes model and determined the value to be immaterial. As of July 2, 2000, no shares have been sold under this agreement.

NOTE 11 - MERGER

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

                               KOMAG, INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

        The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans," and similar expressions. The Company's business is subject to a number of risks and uncertainties. While this discussion represents the Company's current judgment on the the future direction of its business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein.

        The Company sells a single product into a market characterized by rapid technological change and sudden shifts in the balance between supply and demand. Further, the Company is dependent on a limited number of customers, some of whom also manufacture some or most of their own disks internally. Due to the volume purchase agreement with Western Digital Corporation ("WDC"), the Company's results continue to remain highly dependent on the relative success of WDC in the data storage market. Competition in the market, defined by both technology offerings and pricing, can be fierce, especially during times of excess available capacity. Such conditions have been prevalent since 1997. There are risks relating to the consummation of the contemplated merger with HMT Technology (HMT), including the risk that required regulatory clearances, the bank consents or stockholder approval might not be obtained in a timely manner or at all. In addition, there are risks relating to the timing and successful completion of technology and product development efforts, integration of the technologies and businesses of Komag and HMT, unanticipated expenditures, changing relationships with customers, suppliers and strategic partners. Other factors that could cause actual results to differ include the following: changes in the industry supply-demand relationship and related pricing for enterprise and desktop disk products; timely and successful qualification of next-generation products; utilization of manufacturing facilities; changes in manufacturing efficiencies, in particular product yields and material input costs; extensibility of process equipment to meet more stringent future product requirements; structural changes within the disk media industry such as combinations, failures, and joint venture arrangements; vertical integration and consolidation within the Company's customer base; its dependence on a limited number of customers for sales; increased competition; timely and successful deployment of new process technologies into manufacturing; the availability of certain sole-sourced raw material supplies and retention of key employees.


        In addition, the Company's business requires substantial investments for research and development activities and for physical assets such as equipment and facilities that are dependent on its access to financial resources. Furthermore, in June 2000, the Company replaced its credit facilities with a senior unsecured loan restructure agreement with its lenders which matures in June 2001 and a separate subordinated unsecured convertible debt agreement with other creditors which matures in June 2005. In the long-term the Company will likely need to further restructure its debt obligations and raise additional funds to operate it business. The Company's ability to restructure is debt and raise additional funding will be dependent upon improving its financial performance. Other risk factors that may affect the Company's financial performance are listed in the Company's various SEC filings, including its Form 10-K for the fiscal year ended January 2, 2000 which was filed on March 31, 2000. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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

         In addition to adversities caused by the excess supply of media, 1998 was a year of transition for the Company and the disk drive industry to advanced, magnetoresistive ("MR") media and recording heads. The transition to MR disk drives led to unprecedented increases in areal density and, therefore, the amount of data that can be stored on a single disk platter. Increased storage capacity per disk allows drive manufacturers to offer lower-priced disk drives through the incorporation of fewer components into their disk drives. The rapid advancement in storage capacity per disk platter has further slowed disk demand throughout the industry. According to industry market analysts, this resulting reduction in the average number of disks per drive will likely result in flat to declining disk demand in 2000. The significant amount of captive capacity employed by certain disk drive manufacturers also continues to reduce the market opportunities for independent disk suppliers such as the Company. Despite the difficult market conditions, the Company believes that its recently completed restructuring activities and the resulting lower manufacturing costs, and technological advances such as 50 Gigabits per square inch recording density and low-cost glass substrates, position the Company to be a successful competitor.

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

         Following the closure of the former WDC media operation at the end of June 1999, the Company announced in July 1999 that it would reduce the size of its U.S. operations further in response to the poor industry conditions. Later in August 1999, the Company indicated that it would cease volume production of finished disks in the U.S., close two manufacturing facilities in San Jose, California, and institute staged work force reductions that would affect 980 people by the end of 1999. These reductions, combined with the June 1999 work force reduction of 400 people, lowered the employment base at the Company's U.S. operations from 1,950 people in April 1999 (subsequent to the acquisition of WDC's media operation) to 529 people by the end of the second quarter of 2000. As a result of these actions the Company expected to realize cash savings of approximately $20 million per quarter in U.S. payroll costs. The Company recorded a restructuring charge of $139.3 million in the third quarter of 1999 for the write-off of equipment and leasehold improvements in the U.S. production facilities scheduled for closure and for severance pay related to the reorganization of its U.S. operations.

         After ceasing volume production, the Company's San Jose site is solely focused on activities related to research, process development, and product prototyping. Selling, general and administrative functions also remain in San Jose. The Company's highly automated substrate manufacturing facility in Santa Rosa, California continues to produce low-cost aluminum substrates and perform advanced development work for both aluminum and glass substrates. The Company's shift of high volume production to its cost-advantaged Malaysian manufacturing plants has improved the Company's overall cost structure, resulted in lower unit production costs, and improved the Company's ability to respond to the continuing price pressures in the disk industry.

 Revenue:

         Net sales decreased to $83.5 million in the second quarter of 2000, down 10.5% compared to $93.2 million in the second quarter of 1999. The year-over-year decrease was primarily due to the net effect of a 16.2% decrease in the overall average selling price and a 6.8% increase in unit sales volume. Net sales in the second quarters of 2000 and 1999 included $6.3 million and $2.2 million of substrate and single sided disk sales, respectively. Second quarter 2000 unit sales of finished media increased to 11.8 million disks from 11.1 million disks in the second quarter of 1999. The severe pricing pressures generated by the continuing imbalance in supply and demand for thin-film media in the first half of 2000 resulted in the year-over-year decrease in the overall average selling price. The Company expects the pricing pressures to continue through the remainder of 2000. Net sales in the first half of 2000 decreased 11.0% relative to the first half of 1999. Net sales in the first six months of 2000 and 1999 included $11.4 million and $6.1 million of substrate and single sided disk sales, respectively. The decrease in net sales for the first half of 2000 compared to the first half of 1999 was primarily due to the net effect of a 16.6% decrease in the overall average selling price and a 6.7% increase in unit sales volume.

        In addition to sales of internally produced disk products, the Company has periodically resold products manufactured by its 50%-owned Japanese joint venture, Asahi Komag Co., Ltd. (AKCL). Distribution sales of thin-film media manufactured by AKCL were $2.1 million in the second quarter and first half of 2000 and negligible in the second quarter and first half of 1999. Distribution sales of AKCL product will be dependent on market demand for the remainder of 2000.


        During the second quarter of 2000, sales to WDC, Maxtor Corporation and Seagate Technology, Inc. accounted for approximately 52%, 25% and 17%, respectively, of consolidated net sales. Net sales to each of the Company's other customers were less than 10% during the second quarter of 2000. The Company expects that it will continue to derive a substantial portion of its sales from WDC and from a small number of other customers. The distribution of sales among customers may vary from quarter to quarter based on the match of the Company's product capabilities with specific disk drive programs of customers. However, as a result of the April 1999 acquisition of WDC's media operation and related volume purchase agreement, the Company expects WDC to consume a high percentage of its total net sales.


Gross Margin:

        The Company  recorded a gross  margin of 11.9% in the second  quarter of
2000
compared to a gross loss of 5.0% in the second quarter of 1999. The improvement in the gross margin percentage was primarily due to a reduction of $28.3 million in fixed manufacturing costs. Depreciation charges in the second quarter of 2000 were approximately 26.5% lower than in the second quarter of 1999 primarily due to the restructuring charge recorded in September 1999. The Company produced
11.9 million units in the second quarter of 2000 compared to 11.3 million units in the second quarter of 1999. The positive effects were more than offset by the effect of the 16.2% decline in the overall average selling price.

        The gross margin improved to 14.0% for the first half of 2000 from a negative 2.1% for the first half of 1999. Unit production increased to 22.3 million disks in the first half of 2000 compared to 21.4 million disks in the first half of 1999. Reductions in fixed manufacturing costs and higher unit production volumes favorably impacted the Company's gross margin in 2000. Depreciation charges in the first half of 2000 were approximately 58.2% lower than in the first half of 1999 primarily due to the restructuring charge recorded in September 1999. The effect of these manufacturing cost reductions more than offset the effect of the decline in the overall average selling price on the Company's gross margin.


Operating Expenses:

        Research and development ("R&D") expenses decreased to $8.3 million in the second quarter of 2000 from $12.2 million in the second quarter of 1999. R&D expenses decreased to $16.9 million in the first half of 2000 from $24.2 million in the first half of 1999. Decreased R&D staffing and lower facility and equipment costs (primarily due to the 1999 restructuring activities) accounted for most of the decrease in R&D expenses in both the three- and six-month periods of 2000 compared to the same periods in 1999. Selling, general and administrative ("SG&A") expenses decreased to $3.8 million in the second quarter of 2000 from $5.6 million in the second quarter of 1999. SG&A expenses decreased to $7.4 million in the first half of 2000 from $11.1 million in the first half of 1999. The decrease for the three- and six-month periods of 2000 relative to the comparable periods of 1999 was primarily due to lower payroll and related employee costs (primarily due to the 1999 restructuring activities), partially offset by an increase in bonus expense.

Restructuring Activities:

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


1999 Restructuring Reserve - Changes During First Half of 2000


                                    Writedown Net Book    Liabilities Under
                                    Value of Equipment     Non-Cancelable     Facility
                                      and Leasehold           Equipment        Closure     Severance
(in millions)                          Improvements            Leases           Costs        Costs      Total
-------------                          ------------            ------           -----        -----      -----
Balance at January 2, 2000                 $--                 $13.8            $4.5         $4.8       $23.1

Adjustment to Reserve                      2.4                    --            (3.7)        (0.7)       (2.0)
Charged to Reserve                        (2.4)                 (4.5)           (0.4)        (4.0)      (11.3)
                                        --------              --------        --------    --------     --------
Balance at July 2, 2000                    $--                  $9.3            $0.4         $0.1        $9.8
                                        --------              --------        --------    --------     --------


        At July 2, 2000, $9.8 million related to the 1999 restructuring activities remained in current liabilities. During 1999 and the first six-months of 2000, the Company made cash payments totaling $30.9 million, primarily for severance costs, payments for liabilities under non-cancelable equipment leases and facility closure costs. Cash outflows of approximately $0.5 million associated with severance pay and closure costs will occur primarily during the third quarter of 2000. Cash payments of approximately $9.3 million under the equipment leases will be made in monthly installments through mid-2002. The facility closure liability was reduced by approximately $3.7 million in the first half of 2000 due to successfully terminating the leases on manufacturing facilities and subleasing the administrative facility earlier than originally expected. The writedown of net book value of equipment and leasehold improvements was increased by $2.4 million during the first half of 2000 for additional equipment that was determined unusable due to the restructure. The severance costs liability was reduced by $0.7 million due to lower than expected payments.


Interest and Other Income/Expense:

        Interest income decreased $200,000 and $800,000 in the three- and six-month periods ended July 2, 2000 relative to the same periods ended July 4, 1999 due to lower average cash and short-term investment balances in the current year period. Interest expense increased $1.5 million and $3.0 million in the first three- and six-months of 2000, respectively, compared to the same periods in 1999. The increase in interest expense for the second quarter of 2000 compared to the same quarter in 1999 was due to higher bank prime rates and the effect of completing the loan restructure agreement with the Company's senior lenders. The increase in interest expense for the first half of 2000 compared to the first half of 1999 was due higher bank prime rates, the effect of completing the loan restructure agreement with the Company's senior lenders and approximately $1.0 million of interest expense on the Company's $21.2 million note payable to WDC. Other income decreased $0.7 million and $1.0 million in the second quarter and first six-months of 2000 compared to the same periods of 1999. The decrease was primarily due to a reduction in royalty income.

Income Taxes:

    The Company's income tax provision was approximately $500,000 and $800,000 for the three- and six-month periods of 2000, respectively, compared to $400,000 and $800,000 for the three- and six-month periods of 1999, respectively. The income tax provisions for both the 2000 and 1999 periods represent foreign withholding taxes on royalty and interest payments. The Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS"), received a five-year extension of its initial tax holiday through June 2003 for its first plant site. KMS was granted an additional ten-year tax holiday for its second and third plant sites in Malaysia. The government has determined that earnings from the second and third plant sites will be tax free through 2001. The remaining period of the ten-year tax holiday will be reassessed in 2001 based on achieving certain investment criteria.

Minority Interest in KMT/Equity in Net Income (Loss) of AKCL:

        The minority interest in the net income (loss) of consolidated subsidiary represented Kobe Steel USA Holdings Inc.'s ("Kobe USA") 20% share of Komag Material Technology, Inc.'s ("KMT") net income (loss). KMT recorded a net loss of $1.6 million and $2.3 million in the second quarter and first half of 2000, respectively, compared to net income of $400,000 and $1.7 million in the second quarter and first half of 1999, respectively.

        The Company owns a 50% interest in Asahi Komag Co., Ltd. ("AKCL") and records its share of AKCL's net income (loss) as equity in net income (loss) of unconsolidated joint venture. The Company recorded a loss of $1.4 million as its equity in AKCL's net loss in the first quarter of 1999, which reduced the Company's investment in AKCL down to zero. During 1999 and the first half of 2000, the Company did not record $2.6 million and $10.4 million in losses, respectively, as it would have reduced the net book value of its investment in AKCL below zero. Assuming AKCL reports net income in future periods, the Company will record its share of such income only to the extent by which the income exceeds the losses incurred subsequent to the date on which the investment balance became zero.

Extraordinary Gain:

         The Company previously had borrowed $260.0 million under its term debt and line of credit facilities. In June 2000, the Company replaced these credit facilities with a senior unsecured loan restructure agreement with its lenders and a separate subordinated unsecured convertible debt agreement with other creditors. As a result, the Company currently has $231.7 million in bank debt and $9.3 million of convertible subordinated debt. At the time the convertible subordinated debt was converted from senior unsecured debt, the principal balance was $13.3 million. The conversion from a principal balance of $13.3 million to $9.3 million resulted in an extraordinary gain to the Company of $3.8 million, net of expenses.


Merger:

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

Liquidity and Capital Resources:


        Cash and short-term investments of $55.1 million at the end of the second quarter of 2000 decreased $14.4 million from the end of the prior fiscal year. Working capital remained flat with the end of the prior fiscal year. Consolidated operating activities provided $1.1 million in cash during the first six months of 2000. The $11.8 million net loss for the first six months of 2000, net of the non-cash depreciation and amortization charges of $44.2 million, and other non-cash charges totaling $2.4 million, provided $30.0 million of cash. Changes in operating assets and liabilities used $29.0 million of cash. Accounts receivable increased $5.3 million (due to an increase in sales and the timing of sales in the first half of 2000 compared to the fourth quarter of 1999) and other liabilities decreased $8.2 million (primarily due to cash payments for liabilities associated with the purchase of the assets of WDC's media operation), consuming cash. The net change in the restructuring liability for the first six months of 2000 used $15.4 million of cash. In addition, the net change in the other operating assets and liabilities consumed $100,000 of cash. The Company spent $4.9 million on capital requirements during the first six months of 2000 and other investing activities provided $2.8 million in cash.

Repayment of debt consumed $15.0 million and sales of Common Stock under the Company's stock programs generated $1.7 million.


        Current noncancellable capital commitments as of July 2, 2000 total approximately $2.2 million. Total capital expenditures for 2000 are currently planned at approximately $20.0 million. The 2000 capital spending plan primarily includes costs for projects designed to improve yield and productivity as well as costs for the installation of certain production equipment transferred from the closed U.S. manufacturing plant to Malaysia.


        In June 2000, the Company replaced its credit facilities with a senior unsecured loan restructure agreement with its lenders and a separate subordinated unsecured convertible debt agreement with other creditors. As a result, the Company currently has $231.7 million in senior unsecured bank debt outstanding that matures in June 2001, and approximately $9.3 million of convertible debt that matures in 2005. In addition, the Company has a note payable outstanding with WDC with a principal balance of $30.1 million which is due in April 2002, unless WDC realizes a return on its Komag equity holdings in excess of a targeted amount by April 2002. In the event the excess is realized then the excess amount will reduce the balance due under the note. In the long-term, the Company will likely need to further restructure its debt obligations and raise additional funds to operate its business.


        In March 2000, the Company entered into an agreement with an institutional investor to sell up to $20.0 million of common stock. The shares of common stock may be sold pursuant to a private equity line of credit, under which the Company may exercise "put options" to sell shares for a price equal to 90%, 92% or 94% of market depending on the level of the actual market price at the time of exercise of the "put option". The shares may be sold periodically in maximum increments of $1.5 million to $3.5 million over a period of up to thirty months. Upon signing the agreement, the Company issued warrants to the investor to acquire 80,000 shares of common stock at an exercise price of $4.6875 per share. The warrants are exercisable during a three-year period beginning in September 2000. The Company valued the warrants using the Black-Scholes model and determined the value to be immaterial.


        Over the next several years the Company will need financial resources for capital expenditures, working capital and research and development. In fiscal 2000, the Company plans to spend approximately $20.0 million on property, plant and equipment. The Company believes that in order to achieve its long-term growth objectives and maintain and enhance its competitive position, such additional financial resources will be required. There can be no assurance that the Company will be able to secure such financial resources on commercially reasonable terms. If the Company is unable to obtain adequate financing, it could be required to significantly reduce or possibly suspend its operations, and/or to sell additional securities on terms that would be highly dilutive to current stockholders.

PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings


               Asahi Glass Company, Ltd. (Asahi) has asserted that an agreement between Komag and Asahi gives Asahi exclusive rights, even as to Komag, to certain glass substrate related intellectual property developed by Komag. Komag has sent Asahi a notice of termination of the agreement and has filed a lawsuit in the Superior Court of Santa Clara, California, for, among other things, a declaration that the agreement has been terminated and that Asahi has no rights to the glass substrate technology developed by Komag. Asahi has removed the case to the Federal District Court for the District Court of Northern California. Asahi's motion to stay pending arbitration is currently pending before the District Court.


      ITEM 2. Changes in Securities-Not Applicable.

      ITEM 3. Defaults Upon Senior Securities


               Cumulative losses incurred by the Company previously resulted in a default under certain financial covenants contained in the Company's various bank credit facilities. In June 2000, the Company replaced these credit facilities with a senior unsecured loan restructure agreement with its lenders and a separate subordinated unsecured convertible debt agreement with other creditors. As of July 2, 2000, the Company is in compliance with the financial covenants of such agreements.


      ITEM 4. Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Stockholders was held May 10, 2000.

         (b) The meeting included the election of the Board of Directors, submitted as Item No. 1, whose names are as follows:

             Thian Hoo Tan
             Chris A. Eyre
             Irwin Federman
             George A. Neil
             Michael R. Splinter
             Anthony Sun
             Masayoshi Takebayashi

             Each of the individuals elected is a continuing member of the Board.

         (c) Other matters voted upon at the stockholders meeting were:

             Item No. 2 - Renew the approval of the sale and issuance by the Company of up to $250 million of Common Stock or securities convertible into Common Stock in private transactions from time to time until June 30, 2001 at a price not less than the greater of book value and 90% of the then current market value of the Common Stock.

             Item No. 3 - Ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2000.

                  Shares of Common Stock voted were as follows:

      Item No. 1
      (Election of Board of Directors)

                                    Total Vote For       Total Vote Withheld
                                     Each Director        From Each Director
                                     -------------        ------------------

      Thian Hoo Tan                     60,373,545                   363,096
      Chris A. Eyre                     60,378,198                   358,443
      Irwin Federman                    60,375,794                   360,847
      George A. Neil                    60,374,395                   362,246
      Michael R. Splinter               60,369,201                   367,440
      Anthony Sun                       60,383,948                   352,693
      Masayoshi Takebayashi             60,379,305                   357,336



                                                                                  Broker
                                      For            Against       Abstain       Non-Vote
                                      ---            -------       -------       --------
Item No. 2
(Renew authorization
to sell up to $250 million
of equity below book
value)                              32,985,461       711,568        576,372     26,463,240

Item No. 5
(Selection of
Independent Auditors)               60,475,705       179,202         81,734            --


      ITEM 5. Other Information-Not Applicable.

      ITEM 6. Exhibits and Reports on Form 8-K

         a) Exhibits

         Exhibit 4.3-- Loan  Restructure  Agreement  by and among  Komag and the
                       Restructure Lenders named therein, dated as of June 1, 2000 (incorporated by reference from Exhibit 4.1 filed with the Company's report on Form 8-K filed June 2, 2000)

         Exhibit 4.4-- Warrant  Agreement  by and  between  Komag  and the Banks named therein, dated as of June 1, 2000, with attached form of Warrant (incorporated by reference from Exhibit
                       4.2 filed with the Company's report on Form 8-K filed June 2, 2000)

         Exhibit 4.5-- Registration  Rights  Agreement by and between  Komag and the Banks named therein, dated as of June 1, 2000 (incorporated by reference from Exhibit 4.3 filed with the Company's report on Form 8-K filed June 2, 2000)

         Exhibit 4.6-- Securities  Purchase  Agreement  by and  among  Komag and certain buyers listed therein, dated June 1, 2000 (incorporated by reference from Exhibit 4.1 filed with the Company's report on Form 8-K filed June 2, 2000)

         Exhibit 4.7-- Registration  Rights  Agreement  by and  among  Komag and certain buyers listed therein, dated June 1, 2000 (incorporated by reference from Exhibit 4.2 filed with the Company's report on Form 8-K filed June 2, 2000)

         Exhibit 4.8-- Form of  Convertible  Note issued by Komag to buyer named therein dated June 2, 2000 (incorporated by reference from Exhibit 4.3 filed with the Company's report on Form 8-K filed June 2, 2000)

         Exhibit  27--Financial Data Schedule.

         b) Reports on Form 8-K


         On May 1, 2000 the Company filed Form 8-K containing the contents of its press release dated April 26, 2000 entitled "Komag & HMT Agree to Merge to Create the Pre-eminent Independent Thin-Film Media Company".

         On June 2, 2000 the Company filed Form 8-K containing the contents of its press release dated June 1, 2000 entitled "Komag Announces signing of Restructured Loan Agreement".

         On June 2, 2000 the Company filed Form 8-K announcing that on June 2, 2000 it had entered into a Securities Purchase Agreement and a Registration Rights Agreement with certain buyers, and executed convertible notes in the name of such buyers.

                                   SIGNATURES



                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               KOMAG, INCORPORATED
                                  (Registrant)





DATE:  August 9, 2000               BY: /s/ Thian Hoo Tan
     ------------------                ---------------------

                                    Thian Hoo Tan
                                    President and
                                    Chief Executive Officer

DATE:  August 9, 2000               BY: /s/ Edward H. Siegler
       ----------------                ----------------------
                                    Edward H. Siegler
                                    Vice President,
                                    Chief Financial Officer

DATE:  August 9, 2000               BY: /s/ Kathleen A. Bayless
       ----------------                ------------------------
                                    Kathleen A. Bayless
                                    Vice President,
                                    Corporate Controller