Form 10-K/A
period 2000-01-02
KOMAG INC /DE/
filed 2000-09-28
CIK 813347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K/A or any amendment of this Form 10-K/A. [ X ]

                            [COVER PAGE 1 OF 2 PAGES]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of September 26, 2000 was approximately $231,712,604.06 based upon the closing sale price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On September 26, 2000, approximately 66,800,030 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following document are incorporated by reference into this Report on Form 10-K/A:

     Komag, Incorporated Proxy Statement for the Annual Meeting of Stockholders held on May 10, 2000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     ALL FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS REQUIRED UNDER ITEM 14 WHICH ARE NOT PRESENTED IN THIS FORM 10K/A WERE PRESENTED IN OUR FORM 10-K, WHICH WAS FILED ON MARCH 31, 2000.

     (A) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT.

     2. FINANCIAL STATEMENT SCHEDULES.

Report of Other Auditor
        --Report of Chuo Audit Corporation on Asahi Komag Co., Ltd.

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission were previously filed in our Form 10-K on March 31, 2000, are not required under the related instructions or are inapplicable and therefore have been omitted.

     3. EXHIBITS.

23.1     Consent of Ernst & Young LLP, independent auditors.

23.2     Consent of Chuo Audit Corporation.

SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN SAN JOSE, CALIFORNIA ON THIS 27TH DAY OF SEPTEMBER, 2000.

                                           Komag, Incorporated

                                           By   /s/Thian Hoo Tan
                                                ----------------------------
                                                Thian Hoo Tan
                                           President and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

          SIGNATURE                                TITLE                                  DATE
 ------------------------------    ------------------------------------------       -----------------
                                    President, Chief Executive                       September 27, 2000
By: /s/ THIAN HOO TAN                Officer and Director
    ---------------------------     (Principal Executive Officer)
       (Thian Hoo Tan)

By: /s/ EDWARD H. SIEGLER           Vice President, Chief Financial Officer          September 27, 2000
    ---------------------------     and Secretary (Principal Financial Officer)
       (Edward H. Siegler)

By: /s/ KATHLEEN A. BAYLESS         Vice President, Corporate Controller             September 27, 2000
    ---------------------------     (Principal Accounting Officer)
       (Kathleen A. Bayless)

By:             *                   Director                                         September 27, 2000
    ---------------------------
          (Chris A. Eyre)

By:             *                   Director                                         September 27, 2000
    ---------------------------
        (Irwin Federman)

By:             *                   Director                                         September 27, 2000
    ---------------------------
         (George A. Neil)

By:             *                   Director                                         September 27, 2000
    ---------------------------
       (Michael R. Splinter)

By:             *                   Director                                         September 27, 2000
    ---------------------------
          (Anthony Sun)

By:             *                   Director                                         September 27, 2000
    ---------------------------
      (Masayoshi Takebayashi)

* By: /s/ THIAN HOO TAN                                                              September 27, 2000
    ---------------------------
        (Thian Hoo Tan,
         Attorney-in-Fact)

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company's directors have decided that it may be necessary to wind-up the Company if additional cash cannot be obtained and debt cannot be restructured. The financial statements do not include any adjustments that could be material that might result from the outcome of this uncertainty.

     The consolidated financial statements as of and for the year ended December 31, 1998 have been translated into United States Dollars solely for the convenience of the reader. Our audit included the translation, and in our opinion such translation has been made in accordance with the basis stated in note 2h to the consolidated financial statements.


                                            /s/ CHUO AUDIT CORPORATION

     Tokyo, Japan

     January 22, 1999, except for the matter discussed in the fourth paragraph and Note 14, as to which the date is August 15, 2000