Form 10-Q
period 2000-10-01
KOMAG INC /DE/
filed 2000-11-14
CIK 813347

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended October 1, 2000
                         Commission File Number 0-16852

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
                                     Yes    X                  No        .
                                        ---------                ---------

On October 1, 2000, 66,801,269 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX

                               KOMAG, INCORPORATED

                                                                        Page No.

PART I.        FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements (Unaudited)

               Consolidated statements of operations--Three-and nine-
               months ended October 1, 2000 and October 3, 1999................3

               Consolidated balance sheets--October 1, 2000
               and January 2, 2000.............................................4

               Consolidated statements of cash flows--Nine-months
               ended October 1, 2000 and October 3, 1999.......................5

               Notes to consolidated financial statements--
               October  1, 2000.............................................6-15

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations...............16-37

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings..............................................38

Item 2.        Changes in Securities..........................................38

Item 3.        Defaults Upon Senior Securities................................38

Item 4.        Submission of Matters to a Vote of Security Holders............38

Item 5.        Other Information..............................................38

Item 6.        Exhibits and Reports on Form 8-K...............................39

SIGNATURES....................................................................40

PART I.   FINANCIAL INFORMATION


                                                  KOMAG, INCORPORATED
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (In thousands, except per share data)
                                                      (Unaudited)
                                                                       Three Months Ended        Nine Months Ended
                                                                       ------------------        -----------------
                                                                        Oct 1       Oct 3         Oct 1         Oct 3
                                                                         2000        1999          2000          1999
                                                                    ----------  ----------    ----------    ----------

Net sales to unrelated parties                                      $  39,684   $  13,402     $ 105,396     $ 127,328
Net sales to related parties                                           44,485      66,496       141,874       135,809
                                                                    ----------  ----------    ----------    ----------
          NET SALES                                                    84,169      79,898       247,270       263,137

Cost of sales                                                          74,396      97,504       214,725       284,627
                                                                    ----------  ----------    ----------    ----------
          GROSS PROFIT (LOSS)                                           9,773     (17,606)       32,545       (21,490)

Operating expenses:
     Research, development and engineering                              8,276      11,531        25,168        35,697
     Selling, general and administrative                                2,985       4,240        10,399        15,330
     Amortization of intangibles                                        2,555       7,174         7,665        14,533
     Restructuring charges                                                  -     183,644        (2,661)      187,965
                                                                    ----------  ----------    ----------    ----------
                                                                       13,816     206,589        40,571       253,525
                                                                    ----------  ----------    ----------    ----------
          OPERATING LOSS                                               (4,043)   (224,195)       (8,026)     (275,015)

Other income (expense):
     Interest income                                                      734       1,211         2,884         4,172
     Interest expense                                                  (8,906)     (6,199)      (22,814)      (17,138)
     Other, net                                                          (285)        169           286         1,699
                                                                    ----------  ----------    ----------    ----------
                                                                       (8,457)     (4,819)      (19,644)      (11,267)
                                                                    ----------  ----------    ----------    ----------
Loss before income taxes, minority interest,
   equity in joint venture loss and extraordinary gain                (12,500)   (229,014)      (27,670)     (286,282)
Provision for income taxes                                                366         350         1,192         1,100
                                                                    ----------  ----------    ----------    ----------
Loss before minority interest, equity in
   joint venture loss and extraordinary gain                          (12,866)   (229,364)      (28,862)     (287,382)
Minority interest in net income (loss) of consolidated subsidiary        (291)       (198)         (747)          142
Equity in net loss of unconsolidated joint venture                          -           -             -        (1,402)
                                                                    ----------  ----------    ----------    ----------
          LOSS BEFORE EXTRAORDINARY GAIN                              (12,575)  ($229,166)      (28,115)     (288,926)
Extraordinary gain                                                          -           -         3,772             -
                                                                    ----------  ----------    ----------    ----------

          NET LOSS                                                   ($12,575)  ($229,166)     ($24,343)    ($288,926)
                                                                    ==========  ==========    ==========    ==========

Basic and diluted loss before extraordinary gain per share             ($0.19)     ($3.50)       ($0.42)       ($4.72)
Basic and diluted extraordinary gain per share                      $       -   $       -     $    0.06     $       -
                                                                    ----------  ----------    ----------    ----------

Basic and diluted net loss per share                                   ($0.19)     ($3.50)       ($0.36)       ($4.72)
                                                                    ==========  ==========    ==========    ==========

Number of shares used in basic and diluted computations                66,792      65,449        66,236        61,204
                                                                    ==========  ==========    ==========    ==========

                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               Oct 1        Jan 2
                                                                2000         2000
                                                           ---------    ---------
ASSETS                                                    (unaudited)       (note)
Current Assets
       Cash and cash equivalents                           $  34,815    $  25,916
       Short-term investments                                 19,701       43,610
       Accounts receivable (including $17,827 and
         $25,971 due from related parties in 2000
         and 1999, respectively) less allowances
         of $2,741 in 2000 and $2,180 in 1999                 37,096       36,494
       Inventories:
           Raw materials                                       7,814        7,695
           Work-in-process                                     8,357        4,820
           Finished goods                                      6,573       10,503
                                                           ---------    ---------
                 Total inventories                            22,744       23,018
       Prepaid expenses and deposits                           7,490        3,254
       Income taxes receivable                                    87          815
       Deferred income taxes                                   3,767        3,767
                                                           ---------    ---------
                 Total current assets                        125,700      136,874
Property, Plant and Equipment
       Land                                                    7,785        7,785
       Buildings                                             135,947      134,471
       Equipment                                             474,787      630,221
       Furniture                                               7,517       10,980
       Leasehold improvements                                 31,724       36,656
                                                           ---------    ---------
                                                             657,760      820,113
       Less allowances for depreciation and amortization    (389,928)    (506,658)
                                                           ---------    ---------
                 Net property, plant and equipment           267,832      313,455
Net Intangible Assets                                         15,331       22,996
Deposits and Other Assets                                        953        2,546
                                                           ---------    ---------
                                                           $ 409,816    $ 475,871
                                                           ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
       Current portion of long-term debt                   $ 224,240    $ 260,000
       Trade accounts payable                                 26,033       21,474
       Accounts payable to related parties                     3,622        2,019
       Accrued compensation and benefits                      10,063       10,048
       Other liabilities                                      15,957       19,615
       Income taxes payable                                       10          109
       Restructuring Liability                                 8,369       25,490
                                                           ---------    ---------
                 Total current liabilities                   288,294      338,755
Note Payable to Related Party                                 21,186       21,186
8% Convertible Subordinated Debt                               9,281         --
Deferred Income Taxes                                         20,045       20,045
Other Long-term Liabilities                                    8,930       13,245
Minority Interest in Consolidated Subsidiary                   3,180        3,927

Stockholders' Equity
       Preferred stock                                          --           --
       Common stock                                              668          659
       Additional paid-in capital                            449,905      445,384
       Accumulated deficit                                  (392,252)    (367,909)
       Accumulated other comprehensive income                    579          579
                                                           ---------    ---------
                 Total stockholders' equity                   58,900       78,713
                                                           ---------    ---------
                                                           $ 409,816    $ 475,871
                                                           ---------    ---------

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

                                       -4-

                               KOMAG, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                 ----------------------
                                                                                     Oct 1        Oct 3
                                                                                      2000         1999
                                                                                 ---------    ---------
OPERATING ACTIVITIES
      Net loss                                                                   ($ 24,343)   ($288,926)
      Adjustments to reconcile net loss to net cash
          provided by operating activities:
            Depreciation and amortization                                           56,644       72,893
            Amortization of intangibles                                              7,665       14,533
            Extraordinary gain                                                      (3,772)        --
            Provision for losses on accounts receivable                                200         (334)
            Interest expense on note payable to related party                        3,190         --
            Amortized interest expense related to debt restructure                   1,448         --
            Amortization of warrants                                                   854         --
            Equity in net loss of unconsolidated joint venture                        --          1,402
           Loss on disposal of property, plant and equipment                           248          260
           Impairment of goodwill                                                     --         44,348
          Non-cash portion of restructuring charge
               related to write-off of property, plant, and equipment                 --         98,547
            Deferred rent                                                              147         (398)
            Minority interest in net income (loss) of consolidated subsidiary         (747)         142
            Changes in operating assets and liabilities:
                  Accounts receivable                                               (8,946)      37,134
                  Accounts receivable from related parties                           8,144      (30,008)
                  Inventories                                                          274        8,924
                  Prepaid expenses and deposits                                     (4,252)      (1,508)
                  Trade accounts payable                                             4,646       (2,120)
                  Accounts payable to related parties                                1,516         (113)
                  Accrued compensation and benefits                                     15       (2,975)
                  Other liabilities                                                (10,718)      (4,032)
                  Income taxes receivable/payable                                      629           84
                  Restructuring liability                                          (16,793)      33,782
                                                                                 ---------    ---------
                           Net cash provided by (used in) operating activities      16,049      (18,365)

INVESTING ACTIVITIES
      Acquisitions of property, plant and equipment                                (13,875)     (28,765)
      Purchases of short-term investments                                           (5,382)      (5,180)
      Proceeds from short-term investments at maturity                              29,291       12,715
      Proceeds from disposal of property, plant and equipment                        1,233          860
      Other assets                                                                   2,307           (3)
                                                                                 ---------    ---------
                         Net cash provided by (used in) investing activities        13,574      (20,373)

FINANCING ACTIVITIES
      Payment of debt                                                              (22,500)        --
      Sale of Common Stock, net of issuance costs                                    1,776        2,255
                                                                                 ---------    ---------
                         Net cash provided by (used in) financing activities       (20,724)       2,255

                      Increase (decrease) in cash and cash equivalents               8,899      (36,483)

      Cash and cash equivalents at beginning of period                              25,916       64,467
                                                                                 ---------    ---------

                      Cash and cash equivalents at end of period                 $  34,815    $  27,984
                                                                                 ---------    ---------

                See notes to consolidated financial statements.

                              KOMAG, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 OCTOBER 1, 2000

NOTE 1 - BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments, and the recognition of an extraordinary gain as discussed in Note 9, considered necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented have been included. Operating results for the three- and nine-month periods ended October 1, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

       The financial statements have been prepared on a going-concern basis. The Report of Independent Auditors on the Company's financial statements for the year ended January 2, 2000 included in the Company's Annual Report on Form 10-K contained an explanatory paragraph which indicated substantial doubt about the Company's ability to continue as a going concern because of cumulative operating losses and lack of compliance with certain financial covenants contained in its then-existing senior unsecured bank credit facilities.

       At the time of the covenant defaults, the Company had $260 million of debt outstanding. In June, 2000, the Company replaced these credit facilities with a senior unsecured loan restructure agreement with its lenders and a separate subordinated unsecured convertible debt agreement with other creditors. As a result, the Company currently has $224.2 million in bank debt outstanding that matures in June, 2001, and approximately $9.3 million of 8% convertible subordinated debt that matures in 2005. As of October 1, 2000, the Company is in compliance with the financial covenants of such agreements.

       The Company will need to further restructure its debt obligations and raise additional funds to operate its business. Inability to raise additional funds may force the Company to reduce or possibly suspend its operations, and/or sell additional securities on terms that would be highly dilutive to the Company's current stockholders. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

       For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000.

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

NOTE 2 - INVESTMENT IN DEBT SECURITIES

       The Company invests its excess cash in high-quality, short-term debt and equity instruments. None of the Company's investments in debt securities have maturities greater than one year. The following is a summary of the Company's investments by major security type at amortized cost, which approximates fair value:

                                                  (in thousands)

                                                 Oct 1     Jan 2
                                                  2000      2000
                                                -------   -------
Municipal auction rate preferred stock          $17,000   $39,200
Corporate debt securities                         8,178     7,339
Mortgage-backed securities                       17,755    24,650
                                                -------   -------
                                                $42,933   $71,189
                                                -------   -------

Amounts included in cash and cash equivalents   $23,232   $27,579
Amounts included in short-term investments       19,701    43,610
                                                -------   -------
                                                $42,933   $71,189
                                                -------   -------

       The Company utilizes zero-balance accounts and other cash management tools to invest all available funds including bank balances in excess of book balances.

NOTE 3 - INCOME TAXES

       The Company's income tax provisions of approximately $400,000 and $1.2 million for the three-and nine-month periods ended October 1, 2000, respectively, and $400,000 and $1.1 million for the three- and nine-month periods ended October 3, 1999, respectively, represent foreign withholding taxes on royalty and interest payments. The Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS"), received a five-year extension of its initial tax holiday through June, 2003, for its first plant site. KMS has also been granted an additional ten-year tax holiday for its second and third plant sites in Malaysia. The government will reassess the tax holiday start date for the second and third plant sites by the year 2001, based on achieving certain investment criteria.

NOTE 4 - COMPREHENSIVE LOSS

       Comprehensive loss for the three- and nine-month periods ended October 1, 2000, and October 3, 1999 in the accompanying Consolidated Statements of Operations is the same as the Company's net loss.

       Accumulated other comprehensive income at October 1, 2000, and January 2, 2000, in the accompanying Consolidated Balance Sheets consists entirely of accumulated foreign currency translation adjustments.

NOTE 5 - RESTRUCTURING CHARGES

       During the third quarter of 1997, the Company evaluated the size of its production capacity relative to market demand and implemented a restructuring plan to close two older Milpitas, California facilities. The Company recorded a $52.2 million restructuring charge which included $3.9 million for severance costs associated with approximately 330 terminated employees (all in the US and predominately all from the manufacturing area), $33.0 million for the write-down of the net book value of excess equipment that was scrapped and disposed of leasehold improvements, $10.1 million related to equipment order cancellations and other equipment-related costs, and $5.2 million for facility closure costs. Non-cash items included in the restructuring charge totaled approximately $33.0 million.

       In the second quarter of 1998, several customers reduced orders for the Company's products in response to downward adjustments in their disk drive production build schedules. Due to the expectation that the media industry's supply/demand imbalance would extend into 1999, the Company adjusted its expectations for the utilization of its installed production capacity. Based on this analysis of the Company's production capacity and its expectations of the media market over the remaining life of the Company's fixed assets, the Company concluded that it would not be able to recover the book value of those assets based on projected undiscounted cash flows. As a result, the Company implemented a restructuring plan in June, 1998, that included a reduction in the Company's US and Malaysian workforce and the cessation of operations at its oldest San Jose, California plant. The Company recorded a restructuring charge of $187.8 million which included $4.1 million for severance costs (approximately 170 employees, predominately in the US and approximately 69%, 27% and 4% from the manufacturing area, engineering area, and sales, general and administrative area, respectively), $5.9 million related to equipment order cancellations and other equipment related costs, and

$2.8 million for facility closure costs. The asset impairment component of the charge was $175.0 million and effectively reduced asset valuations to reflect the economic effect of recent industry price erosion for disk media and the projected under-utilization of the Company's production equipment and facilities. The fair value of these assets was determined based upon the estimated future cash flows to be generated by the assets, discounted at a market rate of interest (15.8%). The cash component of the total charge was $12.8 million. Non-cash items in the restructuring/impairment charge totaled $175.0 million.

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

The following tables summarize the activity in the restructuring reserves during the first nine months of 2000:

               1997 Restructuring Reserve
                                           Equipment Order
                                           Cancellations And
                                               Other
               (in millions)               Related Costs
                                           ---------------
               Balance at January 2, 2000            $1.8

               Adjustment to Reserve                 (0.2)
               Charged to Reserve                    (1.6)
                                           ---------------
               Balance at October 1, 2000            $0.0
                                           ---------------

               1998 Restructuring Reserve

                                          Equipment Order
                                          Cancellations And
               (in millions)              Other Related Costs
                                          -----------------
               Balance at January 2, 2000             $0.6

               Adjustment to Reserve                  (0.6)
               Charged to Reserve                      --
                                          -----------------
               Balance at October 1, 2000             $0.0
                                          -----------------

       The Company has made cash payments totaling approximately $31.0 million primarily for severance, equipment order cancellations and facility closure costs under the 1997 and 1998 restructuring activities.

All restructuring activity related to the 1997 and 1998 restructuring reserves was complete as of July 2, 2000.

       The Company recorded restructuring charges of $4.3 million in the second quarter of 1999. This restructuring charge related to severance costs associated with 400 terminated employees, all in the US and predominately all from the manufacturing area. The entire $4.3 million was paid out to the employees during the second and third quarters of 1999.

       During the third quarter of 1999, the Company implemented a restructuring plan based on an evaluation of the size and location of its existing production capacity relative to the short-term and long-term market demand outlook. Under the 1999 restructuring plan, the Company decided to close its US manufacturing operations in San Jose, California. The restructuring actions resulted in a charge of $139.3 million and included $98.5 million for leasehold improvements and equipment write-offs, $17.7 million for future liabilities under non-cancelable equipment leases associated with equipment no longer being used, $15.6 million for severance pay associated with approximately 980 terminated employees (all in the US and predominately all from the manufacturing area), and $7.5 million in plant closure costs. Non-cash items included in the restructuring charge totaled approximately $98.5 million.

       1999 Restructuring Reserve - Changes During First Nine Months of 2000

                                              Writedown Net Book     Liabilities Under
                                              Value of Equipment       Non-Cancelable    Facility
                                                and Leasehold            Equipment       Closure     Severance
       (in millions)                             Improvements              Leases         Costs        Costs        Total
                                           ------------------------- ------------------ ---------- ------------- ----------
       Balance at January 2, 2000                    $--                   $13.8           $4.5         $4.8        $23.1

       Adjustment to Reserve                         2.4                      --           (3.7)        (0.7)        (2.0)
       Charged to Reserve                           (2.4)                   (5.8)          (0.5)        (4.0)       (12.7)
                                           ------------------------- ------------------ ---------- ------------- ----------
       Balance at October 1, 2000                    $--                    $8.0           $0.3         $0.1         $8.4
                                           ------------------------- ------------------ ---------- ------------- ----------

       At October 1, 2000, $8.4 million related to the 1999 restructuring activities remained in current liabilities. During 1999 and the first nine months of 2000, the Company made cash payments totaling $32.3 million, primarily for severance costs, payments for liabilities under non-cancelable equipment leases and facility closure costs. Cash outflows of approximately $0.4 million associated with severance pay and closure costs will occur primarily during the fourth quarter of 2000. Cash payments of approximately $8.0 million under the equipment leases will be made in monthly installments through mid-2002. The facility closure liability was reduced by approximately $3.7 million in the first nine months of 2000 due to successfully terminating the leases on manufacturing facilities and subleasing the administrative facility earlier than originally expected. The writedown of net book value of equipment and leasehold improvements was increased by $2.4 million during the first nine months of 2000 for additional equipment that was determined unusable due to the restructure. The severance costs liability was reduced by $0.7 million due to lower than expected payments.

NOTE 6 - LOSS PER SHARE

       The net loss per share was computed using only the weighted average number of shares of common stock outstanding during the period. The following table sets forth the computation of net loss per share:

                                             (in thousands, except per share amounts)

                                                  Three Months Ended                  Nine Months Ended
                                             -----------------------------    ------------------------------
                                                      Oct 1          Oct 3             Oct 1          Oct 3
                                                       2000           1999              2000           1999
                                             --------------- --------------   --------------- --------------

Numerator:  Loss before extraordinary gain         ($12,575)     ($229,166)         ($28,115)     ($288,926)
                                             --------------- --------------   --------------- --------------

Denominator for basic and diluted -
       weighted-average shares                       66,792         65,449            66,236         61,204
                                             --------------- --------------   --------------- --------------

Basic and diluted loss before
       extraordinary gain per share                  ($0.19)        ($3.50)           ($0.42)        ($4.72)
                                             --------------- --------------   --------------- --------------

         Incremental common shares attributable to the exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) of 120,559 and 28,009 for the three months ended October 1, 2000, and October 3, 1999, and 227,656 and 421,659 for the nine months ended October 1, 2000, and October 3, 1999, respectively, were not included in the net loss per share computation because the effect would be antidilutive.

         Incremental common shares attributable to the exercise of outstanding warrants (assuming proceeds would be used to purchase treasury stock) of 200,693 and zero for the three months ended October 1, 2000 and October 3, 1999, and 87,635 and zero for the nine months ended October 1, 2000, and October 3, 1999, respectively, were not included in the net loss per share computation because the effect would be antidilutive.

        Incremental common shares attributable to convertible debt of 3,668,668 and zero for the three months ended October 1, 2000 and October 3, 1999, respectively, and 2,479,375 and zero for the nine months ended October 1, 2000, and October 3, 1999, respectively, were not included in the net loss per share computation because the effect would be antidilutive.

NOTE 7 - USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 8 - LIABILITIES ASSOCIATED WITH ASSET PURCHASE

       In April, 1999, the Company purchased the assets of Western Digital Corporation's ("WDC") media operation. In conjunction with the purchase, under purchase accounting rules, the Company recorded liabilities that increased the amount of goodwill recognized. These liabilities included estimated costs of $5.6 million for the closure of the former WDC media operation as well as costs of $26.5 million related to the remaining lease obligations for equipment taken out of service due to the closure, and $4.7 million of costs for purchase order cancellations and other costs.

       During 1999 and the first nine months of 2000, liabilities arising from this transaction were reduced by approximately $25.5 million, including equipment lease obligations ($15.8 million), rent ($1.9 million), and other liabilities ($7.8 million). Equipment lease obligations are expected to be paid monthly through mid-2002. At October 1, 2000, the current portion of the equipment lease obligations was approximately $8.9 million. The majority of the facility closure costs, purchase order cancellation costs and other liabilities associated with the WDC transaction are expected to be paid by the end of fiscal 2000.

NOTE 9 - TERM DEBT AND 8% CONVERTIBLE SUBORDINATED DEBT

       The Company previously had borrowed $260.0 million under its term debt and line of credit facilities. In June, 2000, the Company replaced these credit facilities with a senior unsecured loan restructure agreement with its lenders and a separate subordinated unsecured convertible debt agreement with other creditors. The restructured bank debt of $224.2 million matures in June, 2001, and bears interest at prime plus 1.25%. The Company is required to make principal payments under the agreement of $7.5 million each quarter. The agreement requires the Company to meet certain financial covenants with which the Company was in compliance as of October 1, 2000.

       In addition, under the loan agreement, Series A warrants were issued to purchase 1,651,349 shares of the Company's common stock and Series B warrants were issued to purchase 660,539 shares of the Company's common stock. The Series A warrants are currently exercisable until June, 2010, and the Series B warrants become exercisable in June, 2001, for a ten-year period only if the related debt balance outstanding at that point exceeds $160.0 million. Otherwise, these warrants become void. Because of this contingency, the Series B warrants were not valued. The exercise price of both series of warrants is $2.13.

       The Company valued the Series A warrants using the Black-Scholes model and determined the value to be approximately $2.8 million, which has been capitalized and is being charged to interest expense over the life of the loan restructure agreement. The following assumptions were used in the Black-Scholes model: risk-free interest rate of 6.38%, a volatility factor of the expected market price of the Company's Common Stock of 74.7%, and a life of ten years. There was no dividend yield included in the calculation as the Company does not pay dividends.

The Company currently has approximately $9.3 million of convertible subordinated debt that matures in 2005. At the time the debt was converted from senior unsecured debt to convertible subordinated debt, the principal balance was $13.3 million. The conversion from a principal balance of $13.3 million to $9.3 million resulted in an extraordinary gain of $3.8 million, net of expenses. The lenders have the right to purchase additional convertible notes in an aggregate principal amount of up to $35.7 million. The original $9.3 million in notes are convertible into shares of the Company's common stock at a conversion price of $2.53. The notes have an interest rate of 8% payable upon the maturity date of the notes. The notes are convertible into the Company's common stock, at the lenders' option, at any time on or after the issuance date of the notes. At the Company's option, the notes are convertible into the Company's common stock, with no forced conversion for two years, on any date on which the closing sale price of the common stock has been, for seven of ten consecutive trading days, greater than 200% of the conversion price in effect on the issuance date of the applicable notes.

NOTE 10 - EQUITY

       In March, 2000, the Company entered into an agreement with an institutional investor to sell up to $20 million of common stock. The shares of common stock will be sold pursuant to a private equity line of credit, under which the Company may exercise "put options" to sell shares for a price equal to 90%, 92% or 94% of market price depending on the level of the market price at the time of exercise of the "put option." The shares may be sold periodically in maximum increments of $1.5 million to $3.5 million over a period of up to thirty months. On signing the agreement, the Company issued warrants to the investor to acquire 80,000 shares of common stock at an exercise price of $4.6875 per share. The warrants are exercisable during a three-year period beginning in September, 2000. The Company valued the warrants using the Black-Scholes model and determined the value to be immaterial. As of October 1, 2000, no shares have been sold under this agreement.

NOTE 11 - HMT MERGER

       In April, 2000, the Company entered into a definitive merger agreement with HMT Technology Corporation (HMT). HMT designs, develops, manufactures and markets high-performance thin-film disks. On September 20, 2000, the stockholders of the Company and HMT approved the merger transaction, and the merger was completed on October 2, 2000. In accordance with the merger agreement, each issued and outstanding share of HMT stock was converted into
0.9094  shares of the Company's  common stock.

The merger will be accounted for under purchase accounting in the Company's fiscal fourth quarter of 2000.

NOTE 12 - NEW ACCOUNTING STANDARDS

         In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133, as amended, is required to be adopted by the Company effective January 1, 2001 and is not anticipated to have an impact on the Company's results of operations or financial position when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

         In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition. SAB 101 is required to be adopted by the Company in the fourth quarter of 2000 and is not anticipated to have a material impact on the Company's results of operations or financial position when adopted.

         In March, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; accounting for an exchange of stock compensation awards in a business combination; and the accounting and separate-entity reporting of awards granted between companies in a consolidated group. The adoption of this interpretation had no impact on the company's results of operations or financial condition.

NOTE 13 - LEGAL PROCEEDINGS

Asahi Glass Company, Ltd. (Asahi) has asserted that an agreement between the Company and Asahi gives Asahi exclusive rights to certain glass substrate-related intellectual property developed by the Company. The Company has sent Asahi a notice of termination of the agreement and has filed a lawsuit for, among other things, a declaration that the agreement has been terminated and that Asahi has no rights to the glass substrate technology. This case is currently pending.

                               KOMAG, INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

        The following discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans," and similar expressions. The Company's business is subject to a number of risks and uncertainties. While this discussion represents the Company's current judgment on the future direction of its business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein.

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

        In addition, there are risks relating to the timing and successful completion of technology and product development efforts, integration of the technologies and businesses of Komag and HMT, unanticipated expenditures, and changing relationships with customers, suppliers and strategic partners.

        Other factors that could cause actual results to differ include the following:

         o changes in the industry supply-demand relationship and related pricing for enterprise and desktop disk products;

         o        timely  and  successful   qualification   of   next-generation
                  products;

         o        use of manufacturing facilities;

         o changes in manufacturing efficiencies, in particular product yields and material input costs;

         o ability to extend process equipment to meet more stringent future product requirements;

         o structural changes within the disk media industry such as combinations, failures, and joint venture arrangements;

         o vertical integration and consolidation within the Company's customer base;

         o        its dependence on a limited number of customers for sales;

         o        increased competition;

         o timely and successful deployment of new process technologies into manufacturing;

         o the availability of certain sole-sourced raw material supplies and retention of key employees.

        In addition, the Company's business requires substantial investments for research and development activities and for physical assets such as equipment and facilities that depend on its access to financial resources.

        Furthermore, in June, 2000, the Company replaced its credit facilities with a senior unsecured loan restructure agreement with its lenders which matures in June, 2001, and a separate subordinated unsecured convertible debt agreement with other creditors which matures in June 2005.

        The Company will need to further restructure its debt obligations and raise additional funds to operate it business. The Company's ability to restructure its debt and raise additional funding will depend on improving its financial performance.

        Other risk factors that may affect the Company's financial performance are listed in the Company's SEC filings, including its Form 10-K for the fiscal year ended January 2, 2000, which was filed on March 31, 2000, and in the Other Factors section beginning on page 26. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

        Adverse market conditions, which began in mid-1997, continued to impact the thin-film media market throughout 1998, 1999, and 2000. Demand for disk drives grew rapidly during the mid-1990s, and industry forecasts were for continued strong growth. The Company and a majority of its competitors (both independent disk manufacturers and captive disk manufacturers owned by vertically integrated disk drive customers) committed to expansion programs in 1996, and substantially increased their media manufacturing capacity in 1997. In 1997, the rate of growth in demand for disk drives fell. Disk drive manufacturers abruptly reduced orders for media from independent suppliers and relied more heavily on internal capacity to supply a larger proportion of their media requirements. The media industry's capacity expansion, coupled with the decrease in the rate of demand growth, resulted in excess media production capacity.

         In addition to adversities caused by the excess supply of media, 1998 was a year of transition for the Company and the disk drive industry to advanced, magnetoresistive ("MR") media and recording heads. The transition to MR disk drives led to unprecedented increases in areal density and, therefore, the amount of data that can be stored on a single disk platter. Increased storage capacity per disk allows drive manufacturers to offer lower-priced disk drives through the incorporation of fewer components into their disk drives. The rapid advancement in storage capacity per disk platter has further slowed disk demand throughout the industry. According to industry market analysts, this resulting reduction in the average number of disks per drive will likely result in flat to declining disk demand in 2000. The significant amount of captive capacity employed by certain disk drive manufacturers also continues to reduce the market opportunities for independent disk suppliers such as the Company. Despite the difficult market conditions, the Company believes that its recently-completed merger with HMT, its low Maylasian manufacturing costs, and technological advances such as 63 Gigabits per square inch recording density and low-cost glass substrates, position the Company to be a successful competitor.

         In April, 1999, the Company purchased the assets of WDC's media operation. Additionally, the Company and WDC signed a volume purchase agreement under which the Company agreed to supply a substantial portion of WDC's media needs over the next three years. Under the volume purchase agreement, WDC began to purchase most of its media requirements from the Company after the closing date. Due to assimilation of the WDC media operation, the Company initially expected that second quarter 1999 unit sales from the combined operations would grow sequentially in the range of 20-35% compared to the Company's first quarter of 1999 results. However, in response to competitive market conditions the Company's customers reduced the number of disks per drive to support the delivery of lower priced disk drives to the rapidly expanding, low-cost segment of the PC market. As a result, actual unit shipments for the second quarter fell considerably short of these expectations as customer order reductions (including those from WDC) and lower-than-expected volumes on certain new product programs restricted sequential unit sales growth to approximately 10%. These customer actions, the continuing imbalance between the supply and demand for disk products, and the lack of new data-intensive applications continue to depress the Company's financial performance. Due to this weak unit demand the Company closed the former WDC media operation at the end of June 1999, nearly fifteen months ahead of the Company's original transition plan.

         Following the closing of the former WDC media operation in June, 1999, the Company announced in July, 1999, that it would further reduce the size of its US operations in response to the poor industry conditions. In August, 1999, the Company indicated that it would stop volume production of finished disks in the US, close two manufacturing facilities in San Jose, California, and institute staged workforce reductions that would affect 980 workers by the end of 1999. These reductions, combined with the

June, 1999, reduction of 400 workers, lowered the employment base at the Company's US operations from 1,950 in April, 1999 (subsequent to the acquisition of WDC's media operation), to 529 by the end of the second quarter of 2000. As a result of these actions, the Company began realizing significant cash savings in US payroll costs.

        The Company recorded a restructuring charge of $139.3 million in the third quarter of 1999 for the write-off of equipment and leasehold improvements in the US, production facilities scheduled for closure, and for severance pay related to the reorganization of its US operations.

         After ceasing volume production, the Company's San Jose site is focused solely on activities related to research, process development, and product prototyping. Selling, general, and administrative functions also remain in San Jose. The Company's highly- automated substrate manufacturing facility in Santa Rosa, California, continues to produce low-cost aluminum substrates and perform advanced development work for both aluminum and glass substrates. We believe that the Company's shift of high volume production to its cost-advantaged Malaysian manufacturing plants has improved the Company's overall cost structure, resulted in lower unit production costs, and improved the Company's ability to respond to the continuing price pressures in the disk industry.

Revenue

        Net sales increased to $84.2 million in the third quarter of 2000, up 5.3% compared to $79.9 million in the third quarter of 1999. The increase was primarily due to the net effect of a 26.3% increase in unit sales volume, which was offset by a 16.6% decline in the overall average selling price. Year-to-date net sales decreased to $247.3 million, a 6% decline from the $263.1 million in the same period of 1999. Although finished units were up 12.8% over the year-ago period, the overall selling price declined 16.6% during the same period, accounting for the year-over-year decline.

        Net sales of substrate and single-sided disks in the third quarters of 2000 and 1999 were $5.2 million and $1.8 million respectively. Year-to-date net sales of substrate and single-sided disks in 2000 and 1999 were $16.5 million and $7.9 million respectively.

        Third quarter 2000 finished media unit sales increased to 12.2 million disks from 9.7 million disks in the third quarter of 1999, a 26.3% increase. Year-to-date finished media unit sales were 34.8 million, a 12.8% increase over the same period in 1999.

        The severe pricing pressures generated by the continuing imbalance in supply and demand for thin-film media in the first nine months of 2000 resulted in the year-over-year decrease in the overall average selling price. The Company expects the pricing pressures to continue through the remainder of 2000.

        In addition to sales of internally produced disk products, the Company has periodically resold products manufactured by its 50%-owned Japanese joint venture, Asahi Komag Co., Ltd. (AKCL). Distribution sales of thin-film media manufactured by AKCL were $3.5 million and $5.6 million in the third quarter and first nine months of 2000 respectively, and negligible in the third quarter and first nine months of 1999. Distribution sales of AKCL product are not expected to be material in the fourth quarter of 2000.

        During the third quarter of 2000, sales to WDC, Maxtor Corporation and Seagate Technology, Inc. accounted for approximately 53%, 28%, and 15%, respectively, of consolidated net sales. Net sales to each of the Company's other customers were less than 10% during the third quarter of 2000. The Company expects that it will continue to derive a substantial portion of its sales from WDC and from a small number of other customers. The distribution of sales among customers may vary from quarter to quarter based on the match of the Company's product capabilities with specific disk drive programs of customers.

Gross Margin

        Third quarter 2000 gross margin percentage improved to 11.6%, compared to a gross loss percentage of 22% in the third quarter of 1999. The improvement was primarily due to a reduction of $19.3 million in fixed manufacturing costs. Depreciation and payroll-related charges in the third quarter of 2000 were approximately 29% lower and 34% lower, respectively, than the third quarter of 1999 primarily due to the restructuring charge recorded in September, 1999.

        Year-to-date 2000 gross margin was 13.2 % versus a negative 8.2% for year-to-date 1999. Reductions in fixed manufacturing costs and higher unit production volumes favorably impacted the Company's gross margin in 2000. Year-to-date 2000 depreciation and payroll-related charges were approximately 38% lower and 51% lower, respectively, than in the first nine months of 1999, primarily due to the restructuring charge recorded in September, 1999.

        The Company produced 11.4 million units in the third quarter of 2000 compared to 9.1 million units in the third quarter of 1999. This 25.3% increase primarily corresponds with the 26.3 % increase in units sold over the same periods.

        The Company produced 33.7 million units in the first nine months of 2000 compared to 30.5 million units in the corresponding period of 1999. This 10.3% increase primarily corresponds with the 12.8 % increase in units sold over the same periods.

Operating Expenses

        Research and development ("R&D") expenses decreased to $8.3 million in the third quarter of 2000 from $11.5 million in the third quarter of 1999. For the first nine months of the year, R&D expenses decreased to $25.2 million in 2000 from $35.7 million in 1999. Decreased R&D staffing and lower facility and equipment costs (primarily due to the 1999 restructuring activities) accounted for most of the decrease in R&D expenses in both the three- and nine-month periods of 2000 compared to the same periods in 1999.

        Selling, general and administrative ("SG&A") expenses decreased to $3.0 million in the third quarter of 2000 from $4.2 million in the third quarter of 1999. Year-to-date SG&A expenses decreased to $10.4 million from $15.3 million in the first nine months of 1999. The decrease for the three- and nine-month periods of 2000 relative to the comparable periods of 1999 was primarily due to lower payroll and related employee costs, partially offset by an increase in bonus expense implemented for general retention purposes.

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

       1999 Restructuring Reserve - Changes During First Nine Months of 2000

                                              Writedown Net Book     Liabilities Under
                                              Value of Equipment       Non-Cancelable    Facility
                                                and Leasehold            Equipment       Closure     Severance
       (in millions)                             Improvements              Leases         Costs        Costs        Total
                                           ------------------------- ------------------- ---------  ------------- ----------
       Balance at January 2, 2000                     $--                  $13.8           $4.5         $4.8        $23.1

       Adjustment to Reserve                          2.4                    --            (3.7)        (0.7)        (2.0)
       Charged to Reserve                            (2.4)                  (5.8)          (0.5)        (4.0)       (12.7)
                                           ------------------------- ------------------- ---------  ------------- ----------
       Balance at October 1, 2000                     $--                   $8.0           $0.3         $0.1         $8.4
                                           ------------------------- ------------------- ---------  ------------- ----------

        At October 1, 2000, $8.4 million related to the 1999 restructuring activities remained in current liabilities. During 1999 and the first nine months of 2000, the Company made cash payments totaling $32.3 million, primarily for severance costs, payments for liabilities under non-cancelable equipment leases and facility closure costs. Cash outflows of approximately $0.4 million associated with severance pay and closure costs associated with these restructuring activities will occur primarily during the fourth quarter of 2000. Monthly cash payments under the equipment leases will be made through mid-2002. These equipment lease payments, in total, approximate $8 million.

        The facility closure liability was reduced by approximately $3.7 million in the first nine months of 2000 due to successfully terminating the leases on manufacturing facilities and subleasing the administrative facility earlier than originally expected. The writedown of net book value of equipment and leasehold improvements was increased by $2.4 million during the first nine months of 2000 for additional equipment that was determined unusable due to the restructure. The severance costs liability was reduced by $0.7 million due to lower than expected payments.

Interest and Other Income/Expense

        Interest income decreased $500,00 and $1.3 million in the three- and nine-month periods ended October 1, 2000 relative to the same periods ended October 3, 1999 due to lower average cash and short-term investment balances in the current year period.

        Interest expense increased $2.7 million and $5.7 million in the three- and nine-month periods ended October 1, 2000, relative to the same periods ended October 3, 1999. The year-to-date increase in interest expense compared to the same period in 1999 was primarily due to higher bank prime rates and the amortization of loan fees and warrant expense associated with the completion of the loan restructure agreement with the Company's senior lenders.

        Other income decreased $500,000 and $1.4 million in the third quarter and first nine months of 2000 compared to the same periods of 1999, due primarily to a reduction in royalty income.

Income Taxes

        The Company's income tax provision was approximately $400,000 and $1.2 million for the three-month and nine-month periods of 2000, respectively, compared to $400,000 and $1.1 million for the three-month and nine-month periods of 1999, respectively.

       The income tax provisions for both the 2000 and 1999 periods represent foreign withholding taxes on royalty and interest payments. The Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. ("KMS"), received a five-year extension of its initial tax holiday through June 2003 for its first plant site. KMS was granted an additional ten-year tax holiday for its second and third plant sites in Malaysia. The government will reassess the tax holiday start date for the second and third plant sites by the year 2001, based on achieving certain investment criteria.

Minority Interest in KMT/Equity in Net Income (Loss) of AKCL

        The minority interest in the net income (loss) of consolidated subsidiary represented Kobe Steel USA Holdings Inc.'s ("Kobe USA") 20% share of Komag Material Technology, Inc.'s ("KMT") net income (loss). KMT recorded a net loss of $1.5 million and a net loss of $3.7 million in the third quarter and first nine months of 2000, respectively, compared to a net loss of $1.0 million and net income of $.7 million in the third quarter and first nine months of 1999, respectively.

        The Company owns a 50% interest in Asahi Komag Co., Ltd. ("AKCL") and records its share of AKCL's net income (loss) as equity in net income (loss) of unconsolidated joint venture. The Company recorded a loss of $1.4 million as its equity in AKCL's net loss in the first quarter of 1999, which reduced the Company's investment in AKCL down to zero. During 1999 and the first nine months of 2000 the Company did not record $2.6 million and $16.2 million in losses, respectively, as it would have reduced the net book value of its investment in AKCL below zero. To the extent that AKCL reports net income in future periods, the Company will record its share of such income only to the extent by which the income exceeds the losses incurred subsequent to the date on which the investment balance became zero.

Extraordinary Gain

         The Company previously had borrowed $260.0 million under its term debt and line of credit facilities. In June, 2000, the Company replaced these credit facilities with a senior unsecured loan restructure agreement with its lenders and a separate subordinated unsecured convertible debt agreement with other creditors. As a result, the Company currently has $224.2 million in bank debt and $9.3 million of convertible subordinated debt. At the time the convertible subordinated debt was converted from senior unsecured debt, the principal balance was $13.3 million. The conversion from a principal balance of $13.3 million to $9.3 million resulted in an extraordinary gain of $3.8 million, net of expenses.

HMT Merger

       In April, 2000, the Company entered into a definitive merger agreement with HMT Technology Corporation (HMT). HMT designs, develops, manufactures and markets high-performance thin-film disks. On September 20, 2000, the stockholders of the Company and HMT approved the merger transaction, and the merger was completed on October 2, 2000. In accordance with the merger agreement, each issued and outstanding share of HMT stock was converted into
0.9094 shares of the Company's common stock. The merger will be accounted for under purchase accounting in the Company's fiscal fourth quarter of 2000.

Liquidity and Capital Resources

        Cash and short-term investments of $54.5 million at the end of the third quarter of 2000 decreased $15.0 million from the end of the prior fiscal year. Working capital improved by $39.3 million compared to the end of the previous fiscal year.

        Year-to-date 2000 consolidated operating activities provided $16 million in cash. The primary components of this change include the following:

        o The year-to-date net loss of $24.3 million (net of non-cash depreciation and amortization of $64.3 million and other non-cash charges of $1.6 million) provided $41.6 million in cash.

        o Accounts receivable and inventories were generally flat during the nine-month period, using $.8 million and generating $.3 million in cash, respectively.

        o         Prepaid  expenses  used  $4.3  million  in  cash,   reflecting
                  primarily the increase in prepaid loan fees and bank warrants.

        o Accounts payable generated $6.2 million in cash, reflecting increases in production activity and capital expenditures at the end of the third quarter of 2000, compared to the fourth quarter of 1999.

        o Income tax activity generated $.6 million in cash, primarily due to an income tax refund, during the nine-month period.

        o Other liabilities used $27.5 in cash, primarily for equipment leases, building exit costs, and severance payments associated with the 1999 Western Digital asset purchase and the 1999 restructuring activity.

        The Company spent $13.9 million on fixed assets during the first nine months of 2000. Net short-term investment activity provided $23.9 million in cash. Other net investing activities provided $3.5 million in cash.

        Repayment of debt used $22.5 million in cash, and sales of common stock under the Company's stock programs generated $1.8 million in cash.

        Current noncancellable capital commitments as of October 1, 2000, totaled approximately $21.2 million. Year-to-date capital expenditures were approximately $13.9 million, and primarily included costs for projects designed to improve yield and productivity, as well as costs for the installation of certain production equipment transferred from the closed US manufacturing plant to Malaysia. In addition, during the third quarter of 2000, the Company purchased a sputter machine and other production equipment from HMT and began installation of the equipment in the Company's Penang, Malaysia, manufacturing plant. The Company expects to incur approximately $30 million to modify its Penang factory and transfer equipment from the HMT site in Fremont, California, to Malaysia over the next three quarters.

        In June, 2000, the Company replaced its credit facilities with a senior unsecured loan restructure agreement with its lenders, and a separate subordinated unsecured convertible debt agreement with other creditors. As a result, the Company currently has $224.2 million in senior unsecured bank debt outstanding that matures in June, 2001, and approximately $9.3 million of convertible debt that matures in 2005. In addition, the Company has a note payable to WDC with a principal balance of $21.2 million, and which is due in April, 2002, unless WDC realizes a return on its Komag equity holdings in excess of a targeted amount by April, 2002. In the event the excess is realized, then the excess amount will reduce the balance due under the note. The Company will likely need to further restructure its debt obligations and raise additional funds to operate its business.

        In March, 2000, the Company entered into an agreement with an institutional investor to sell up to $20.0 million of common stock. The shares of common stock may be sold pursuant to a private equity line of credit, under which the Company may exercise "put options" to sell shares for a price equal to 90%, 92%, or 94% of market depending on the level of the actual market price at the time of exercise of the "put option." The shares may be sold periodically in maximum increments of $1.5 million to $3.5 million over a period of up to thirty months. Upon signing the agreement, the Company issued warrants to the investor to acquire 80,000 shares of common stock at an exercise price of $4.6875 per share. The warrants are exercisable during a three-year period beginning in September, 2000. The Company valued the warrants using the Black-Scholes model and determined the value to be immaterial.

        The Company believes that in order to achieve its long-term growth objectives and maintain and enhance its competitive position, additional funds will need to be raised for capital expenditures, working capital, and research and development. Further, the Company most likely will need to restructure its bank credit facilities again before June, 2001.

        There can be no assurance that the Company will be able to restructure its debt again, or secure other financial resources on commercially reasonable terms. If the Company is unable to obtain adequate financing, it could be required to significantly reduce or possibly suspend its operations, and/or sell additional securities on terms that would be highly dilutive to current stockholders.

Other Factors that May Affect Future Operating Results

         You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing Komag. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business options.

         To the extent the following risks negatively impact our business, results of operations and/or cash flows could be adversely affected. In those cases, the trading price of our common stock could decline, and you may lose all or part of your investment.

If we do not successfully integrate the technologies and businesses of Komag and HMT, our business, financial condition and operating results will suffer, we will lose key personnel and as a result will not achieve the anticipated benefits from the merger.

         We completed the merger of HMT Technology Corporation, or HMT, with Komag on October 2, 2000. We need to overcome significant issues in order to fully integrate the two companies and realize any benefits or synergies from the merger, including the timely, efficient and successful execution of a number of post-merger events. Key events include:

o    integrating the operations of the two companies;

o    retaining and assimilating the key personnel of each company;

o integrating HMT's process and equipment into our existing Malaysian factories;

o    retaining the existing  customers  and strategic  partners of each company;
     and

o    maintaining uniform standards, controls, procedures and policies.

         The successful execution of these post-merger events will involve considerable risk and may not be successful. These risks include:

o the potential disruption of the combined company's ongoing business and distraction of its management;

o    unanticipated expenses related to technology integration;

o    unanticipated expenses related to relocating HMT manufacturing equipment;

o the impairment of relationships with employees, customers, suppliers and strategic partners as a result of any integration of new management personnel; and

o    potential unknown liabilities.

         We may not succeed in addressing these risks or any other problems encountered in connection with the merger. As a result, our business, financial condition and operating results could suffer, we would lose key personnel and we would not achieve the anticipated benefits from the merger.

The Merger could adversely affect combined financial results.

         The merger will be treated as a purchase for accounting purposes. This may potentially result in a greater net loss for us for the forseeable future, which could have a material adverse effect on the market price of our common stock. We incurred direct transaction costs of approximately $8 million in connection with the merger. Under purchase accounting, we will record and amortize intangible assets related to deferred compensation, patents, existing technology, assembled workforce and goodwill in connection with the merger. This amortization over a number of years will reduce future earnings.

         We also expect interest accretion on convertible subordinated notes of approximately $13 million per year will reduce future earnings through January 2004. In addition, we expect to expense HMT's in-process research and development in the fourth quarter of 2000. If the benefits of the merger do not exceed the costs associated with the merger, including any dilution to our stockholders resulting from the issuance of shares in connection with the merger, our financial results, including earnings per share, could be adversely affected.

Customers have demanding product requirements.

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

The thin film media industry is very competitive.

         The market for our products is highly competitive, and we expect competition to continue in the future. Compteitors in the thin-film disk industry, subsequent to our merger with HMT, fall into two groups: Asian-based manufacturers and U.S. captive manufacturers. Our Asian-based competitors include Fuji, Mitsubishi, Trace (currently acquiring MMC Technology, Inc.), Showa Denko and Hoya. The U.S. captive manufacturers include the disk media operations of Seagate and IBM.

         In 2000, as in 1999, media supply exceeds media demand. As independent suppliers struggle to utilize their capacity, the result of excess media supply has been declining average selling prices for disk products. Pricing pressure on component suppliers is further compounded by high consumer demand for sub-$1,000 personal computers. Further, structural change in the disk media industry, including combinations, failures and joint venture arrangements, may be required before media supply and demand balances.

         In response to high historical and projected growth rates for the disk drive market at the time, a majority of our competitors (both independent disk and captive disk manufacturers) and Komag substantially increased disk manufacturing capacity in 1997 to satisfy the anticipated demand for disk products. These significant investments in capable new disk production capacity, combined with the slowdown in demand, have resulted in excess disk media capacity in the merchant market as drive manufacturers source a higher portion of their disk requirements from their captive media operations.

         Low-cost manufacturing has become more important as pricing pressures have increased. During the third quarter of 1999, we announced that all media production would be consolidated into our Malaysian factories. While we believe that our manufacturing operations in Malaysia can provide a competitive cost advantage relative to most other thin-film disk manufacturers that operate exclusively or primarily in the U.S. or Japan, our media manufacturing is now concentrated in one foreign country (see "Our Foreign Operations Subject Us to Additional Risks" below).

         In general,  the life cycles of recent  disk drive  programs  have been shortening. Additionally, media must be more customized to each disk drive program. Supply chain management, including just-in-time delivery, has become a standard industry practice. Timely development of new products and technologies that assist customers in reducing their time-to-market performance and operational excellence that supports high-volume manufacturing ramps and tight inventory management throughout the supply chain will continue to be keys to both the maintenance of constructive customer relationships and our profitability. We cannot assure you that we will be able to respond to this rapidly changing environment in a manner that will maximize utilization of our production facilities and minimize our inventory losses. Furthermore, there are a relatively large number of capable competitors, some with greater financial resources than us.

We have a significant amount of debt that may need restructuring, and inability to raise additional financing will adversely affect our business.

         The size of our second quarter 1998 net loss resulted in defaults under certain financial covenants contained in our then-existing senior unsecured bank credit facilities. At the time of the covenant defaults we had $260 million of debt outstanding against these lines. In June, 2000, we replaced these credit facilities with a senior unsecured loan restructure agreement with our lenders and a separate subordinated unsecured convertible debt agreement with other creditors. As a result, as of October 1, 2000 we have $224.2 million in senior debt outstanding, that matures in June 2001 and approximately $9.3 million of convertible debt that matures in 2005. In connection with the restructure agreement, we issued warrants to purchase up to 3 1/2% of our common stock. Upon completion of the HMT merger, our debt increased with the consolidation of HMT's convertible notes due January 2004. The principal amount of these notes is $230 million. For the long term, we will likely need to further restructure our debt obligations and raise additional funds to operate our business.

         In addition, the disk media business is capital intensive, and we believe that in order to remain competitive, we will likely require additional financing resources over the next several years for capital expenditures, working capital and research and development. Inability to raise additional funds may force us to reduce or suspend operations. Raising additional funds or another significant debt restructuring may require significant dilution to stockholders.

We depend on a limited number of customers.

Our sales are concentrated in a small number of customers. This concentration is due to the high-volume requirements of the dominant disk drive manufacturers and their tendency to rely on a few suppliers because of the close interrelationship between media performance and disk drive performance and the complexity of integrating components from a variety of suppliers. Also influencing customer concentration are the increases in areal densities that led to decreases in the platter count per drive. With lower platter counts, captive disk drive manufacturers have excess internal media capacity and they rely less on independent sources of media. In the third quarter of 2000, 53% of our sales were to Western Digital, 28% to Maxtor, and 15% to Seagate. The proforma combined sales of Komag and HMT during the third quarter of 2000 were 45% to Western Digital, 35% to Maxtor and 12% to Seagate.

         During the third quarter of 2000, IBM and Seagate produced more than 90% of their media demand internally and MMC Technology, Inc. supplied approximately half of Maxtor's requirement for media. Hyundai Electronics America owns MMC Technology, Inc. and is also one of Maxtor's major stockholders. Hyundai has entered into an agreement with Trace, another media supplier, to sell MMC Technology, Inc. To date, MMC Technology, Inc. and the captive media operations of IBM and Seagate have sold minimal quantities of disks in the merchant market.

         Given the relatively small number of disk drive manufacturers, we expect that we will continue to depend on a limited number of customers. However, we can not assure you that our current and potential customers will not acquire or develop capacity to produce thin-film disks for internal use, and any such changes could have a material adverse effect on our business, operating results and financial condition. In addition, our customers are headquartered in the United States. Should U.S. based drive companies lose market share to foreign competitors, it could have a negative impact on our sales.

         Our sales are generally made pursuant to purchase orders that are subject to cancellation, modification or rescheduling without significant penalties. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will recover to the levels of earlier periods or that we will be able to obtain orders from new customers.

         Our sales are significantly connected to Western Digital's performance. In April of 1999, we purchased Western Digital's media operation. As part of the purchase, we entered into a volume purchase agreement with Western Digital whereby Western Digital is obligated, over the three years following the acquisition date, to purchase a significant majority of its media requirements from us. We also acquired building and equipment leases with remaining lease commitments. As of October 1, 2000, the majority of the building lease commitments have been settled with limited ongoing obligations. The leased assets have continuing payment obligations totaling approximately $18 million. The leased assets are substantially unused and thus, to the extent that we cannot terminate our obligations under the leases, we will suffer a cash drain.

         Qualifying thin-film disks for incorporation into a new disk drive product requires us to work extensively with the customer and the customer's other suppliers to meet product specifications. Therefore, customers often require a significant number of product presentations and demonstrations, as well as substantial interaction with our senior management, before making a purchasing decision. Accordingly, our products typically have a lengthy sales cycle, which can range from six to 12 months, during which we may expend substantial financial resources and management time and effort with no assurance that a sale will result.




Our sole product is sold to hard disk drive manufacturers.

         Our sole product, thin-film media, is used in hard disk drives. Demand for our high-performance, thin-film disks depends upon the demand for hard disk drives and our ability to provide high quality, technically superior products at competitive prices.

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

If we do not keep pace with rapid technological change, we will not be able to compete.

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

         Advances in hard disk drive technology demand continually lower glide heights and higher areal densities. These advances require substantial on-going process and technology development. Although we have a significant, ongoing research and development effort to advance our process technologies and the resulting products, we cannot assure you that we will be able to develop and implement such technologies in a timely manner in order to compete effectively against competitors' products and/or entirely new data storage technologies. Technology must be transferred overseas from our U.S. research and development center to our Malaysian manufacturing operations. Our results of operations would be materially adversely affected if our efforts to advance our process technologies or implement those advanced technologies in our Malaysian operations are not successful or if the technologies that we have chosen not to develop proved to be viable competitive alternatives.

         Asahi Glass Company, Ltd. has asserted that an agreement between us and Asahi gives Asahi exclusive rights, even as to Komag, to certain glass substrate related intellectual property developed by us. We have sent Asahi a notice of termination of the agreement and have filed a lawsuit for, among other things, a declaration that the agreement has been terminated and that Asahi has no rights to the glass substrate technology developed by us. While we intend to pursue vigorously our lawsuit against Asahi, due to the inherent uncertainty of litigation, we cannot assure you that we will prevail. In the event we do not prevail, we may be prevented or substantially impaired from exploiting our glass substrate manufacturing process, which may have a materially adverse effect on our results.

Our operating results are subject to quarterly fluctuations.

         Our operating results historically have been subject to significant quarterly and annual fluctuations. As a result, our operating results in any quarter may not be indicative of its future performance. We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including:

o timing of significant orders; order cancellations, modifications and quantity adjustments and shipment reschedulings;

o    availability of media versus demand;

o    the  cyclical  nature of the hard disk  drive  industry;

o    our   ability  to  develop  and   implement   new   manufacturing   process
     technologies;

o increases in our production and engineering costs associated with initial design and production of new product programs; the extensibility of our process equipment to meet more stringent future product requirements;

o    our  ability  to  introduce  new  products  that  achieve   cost-effective,
     high-volume production in a timely manner, timing of product announcements, and market acceptance of new products;

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

         The impact of these and other factors on our revenues and operating results in any future period cannot be forecasted with certainty. Our expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, operating results are likely to be materially adversely affected. Because thin-film disk manufacturing requires a high level of fixed costs, our gross margins are extremely sensitive to changes in volume. At constant average selling prices, reductions in our manufacturing efficiency cause declines in our gross margins. Additionally, decreasing market demand for our products generally results in reduced average selling prices and/or low capacity utilization that, in turn, adversely affect gross margins and operating results.



We are dependent on our Malaysian factories.

         During the third quarter of 1999, we announced that all media production would be consolidated into our Malaysian factories. While we continue to manufacture aluminum substrates at our factory in Santa Rosa, California, substantially all our media production occurred in Malaysia in the first quarter of 2000. In addition, we are in the process of transferring the manufacture capacity of HMT's Fremont, California facility to Malaysia. While we believe that our manufacturing operations in Malaysia can provide a competitive cost advantage relative to most other thin-film disk manufacturers that operate exclusively or primarily in the U.S. or Japan, the closure of the U.S. media manufacturing operations leaves us fully dependent on our Malaysian media operations.

         Technology developed at our U.S. research and development center must now be first implemented at our Malaysian facilities without the benefit of initial implementation at a U.S. factory.

         Recent fluctuations in the electrical voltage available to our Malaysian factories resulted in substantial down time. Prolonged disruption of operations in Malaysia for any reason would cause delays in shipments of our products, thus materially adversely affecting our results of operations.

         The ability to transfer funds from our Malaysian operations to the United States is subject to local rules and regulations. In 1999, the Malaysian government repealed a regulation that restricted the amount of dividends that a Malaysian company may pay to its stockholders. This regulation would have potentially limited our ability to transfer funds to the United States from our Malaysian operations. While the political and economic issues in Southeast Asia have not had a material adverse affect on our Malaysian operations, we cannot assure you that future events would not cause a disruption in our operations.

Our foreign operations subject us to additional risks.

         We are subject to a number of risks of conducting business outside of the United States. Our sales to customers in Asia, including the foreign subsidiaries of domestic disk drive companies, account for substantially all of our net sales from our U.S. and Malaysian facilities. Our customers assemble a substantial portion of their disk drives in the Far East and subsequently sell these products throughout the world. Therefore, our high concentration of Far East sales does not accurately reflect the eventual point of consumption of the assembled disk drives. We anticipate that international sales will continue to represent the majority of our net sales.

         We are subject to these risks to a greater extent than most companies because, in addition to selling our products outside the United States, our Malaysian operations will account for a large majority of our net sales this year.

         Accordingly, our operating results are subject to the risks inherent with international operations, including, but not limited to:

o compliance with changing legal and regulatory requirements of foreign jurisdictions;

o    fluctuations in exchange rates, tariffs or other trade barriers;

o foreign currency rate fluctuations because certain costs of our foreign manufacturing and marketing operations are incurred in foreign currency including purchase of certain operating supplies and production equipment from Japanese suppliers in yen-denominated transactions;

o    difficulties in staffing and managing foreign operations;

o    political, social and economic instability;

o    exposure to taxes in multiple jurisdictions; and

o    transportation delays and interruptions.

We may not be able to attract and retain key personnel.

         Our future success depends on the continued service of our executive officers, our highly skilled research, development and engineering team, manufacturing team and other key administrative, sales and marketing and support personnel. Competition for skilled personnel is intense, and we may not be able to attract, assimilate or retain highly qualified personnel in the future.

We rely on a limited number of suppliers for materials and equipment used in our manufacturing processes.

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

The manufacture of our products is subject to process quality control risks.

         The manufacture of our high-performance thin-film disks requires a tightly controlled multi-stage process and the use of high-quality materials. Efficient production of our products requires utilization of advanced manufacturing techniques and clean room facilities. Disk fabrication occurs in a highly controlled, clean environment to minimize dust and other yield- and quality-limiting contaminants. Despite stringent manufacturing controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of the disks in a lot to be defective. The success of our manufacturing operation depends in part on our ability to maintain process control and minimize such impurities in order to maximize its yield of acceptable high-quality disks. Minor variations from HMT's specifications could have a disproportionately adverse impact on manufacturing yields.

Our business depends upon our ability to protect our patents and information rights.

         Protection of technology through patents and other forms of intellectual property rights in technically sophisticated fields is commonplace. In the disk drive industry, it is not uncommon for companies and individuals to initiate actions against others in the industry to enforce intellectual property rights. Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we cannot assure you that we will be able to protect our technology adequately or that competitors will not be able to develop similar technology independently, have or will perfect intellectual property rights and enforce those rights to prevent us from using such technologies or demand royalty payments from us in return for using such technologies. Either of these actions may have a material adverse affect on our results of operations. As a measure of protection, we have entered into cross-license agreements with certain customers.

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

         We cannot assure you that we will anticipate claims that we infringe the technology of others or successfully defend ourselves against such claims. For instance, we currently have a dispute with Asahi Glass Company Ltd. over the use of certain glass substrate related intellectual property. Similarly, we cannot assure you that we will discover significant infringements of our technology or successfully enforce our rights to our technology if we discover infringing uses.




Earthquakes or other natural or man-made disasters could disrupt our operations.

         Our California facilities located in San Jose, Fremont and Santa Rosa, AKCL, Kobe, other Japanese suppliers of key manufacturing supplies and our Japanese supplier of sputtering machines are each located in areas with seismic activity. Our Malaysian operations have been subject to temporary production interruptions due to localized flooding, disruptions in the delivery of electrical power, and, on one occasion in 1997, by smoke generated by large, widespread fires in Indonesia. We cannot assure you that natural or man-made disasters will not result in a prolonged disruption of production in the future. If any natural or man-made disasters do occur, they could have a material adverse effect on our results of operations.

Our operations are subject to environmental laws and regulations.

         Our operations and manufacturing processes are subject to certain environmental laws and regulations, which govern the use, handling, storage, transportation, disposal, emission and discharge of hazardous materials and wastes, the treatment and discharge of process waste waters and the emission of air pollutants. From time to time we have been notified of minor violations of environmental laws and regulations. These violations have been corrected in all material respects without undue expense. Environmental laws and regulations, however, may become more stringent over time, and there can be no assurance that failure to comply with either present or future laws or regulations, which may become more stringent, would not subject us to significant compliance expenses, production suspension or delay, restrictions on expansion or the acquisition of costly equipment.

The market price of our stock has been depressed.

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

o    developments related to patents or other intellectual property rights; and

o    other events or factors.

         We expect this volatility to continue in the future. In addition, any shortfall or changes in our revenue, gross margins, earnings or other financial results from analysts' expectations could cause the price of our common stock to fluctuate significantly. In recent years, the stock market in general has experienced extreme price and volume fluctuations which have particularly affected the market price of many technology companies and which have often been unrelated to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of our common stock. Volatility in the price of stocks of companies in the hard disk drive industry has been particularly high, especially since 1997. During the third quarter of 2000, the price of our stock fell to a low of $1.16 from a high of $35.13 during the second quarter of 1997.

The market price of our common stock may decline as a result of the merger.

         The market price of our common stock may decline as a result of the merger for a number of reasons, including if:

o    the integration of Komag and HMT is unsuccessful;

o We do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts; or

o the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts.

         Recovery of the stock price is contingent upon a correction in the industry supply and demand imbalance as well as on internal execution on industry-mandated technology, cost and yields targets. The timing of the supply and demand correction may be influenced by structural changes including mergers, acquisitions and failures.

PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings

                  Asahi Glass Company, Ltd. (Asahi) has asserted that an agreement between Komag and Asahi gives Asahi exclusive rights, even as to Komag, to certain glass substrate related intellectual property developed by Komag. Komag has sent Asahi a notice of termination of the agreement and has filed a lawsuit in the Superior Court of Santa Clara, California, for, among other things, a declaration that the agreement has been terminated and that Asahi has no rights to the glass substrate technology developed by Komag. Asahi has removed the case to the Federal District Court for the District Court of Northern California. Asahi's motion to stay pending arbitration has been granted in part. A case management conference is scheduled for February 13, 2001.

         ITEM 2. Changes in Securities

                 Not Applicable.

         ITEM 3. Defaults Upon Senior Securities

                 Not Applicable

         ITEM 4. Submission of Matters to a Vote of Security Holders

                  A special meeting of stockholders was held on September 20, 2000. The purpose of the meeting was to approve Proposal 1, the issuance of 42,775,315 shares of Komag common stock to the shareholders of HMT Technology Corporation, in accordance with the aforementioned merger agreement in Note 10 above, and to approve Proposal 2, an amendment to the Komag amended and restated certificate of incorporation to increase the authorized number of shares of common stock by 100,000,000 shares to a total of 250,000,000 shares.

                  Shares of common stock voted on Proposal 1 were as follows:

                           For           Against      Abstain    Broker Non-Vote
                           ---           -------      -------    ---------------
                           37,194,893    518,948      76,019     24,497,114

                  Shares of common stock voted on Proposal 2 were as follows:

                           For           Against      Abstain    Broker Non-Vote
                           ---           -------      -------    ---------------
                           61,158,686    1,018,742    108,546    0

         ITEM 5. Other Information

                  Not Applicable.

         ITEM 6. Exhibits and Reports on Form 8-K

                  a) Exhibits

                  Exhibit 27 Financial Data Schedule

                  b) Reports on Form 8-K

                  The Company filed a report on Form 8-K/A on July 6, 2000, relating to its Form 8-K filed on June 2, 2000.

                  On October 10, 2000, the Company filed Form 8-K, announcing the October 2, 2000, completion of its merger with HMT Technology Corporation.

                                   SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               KOMAG, INCORPORATED
                                  (Registrant)

DATE:  November 13  , 2000                  BY:  /s/ Thian Hoo Tan
     -----------------------                   ---------------------

                                            Thian Hoo Tan
                                            President and
                                            Chief Executive Officer

DATE:  November 13  , 2000                  BY:  /s/ Edward H. Siegler
       ---------------------                   ----------------------
                                            Edward H. Siegler
                                            Vice President,
                                            Chief Financial Officer

DATE:  November 13  , 2000                  BY:  /s/ Kathleen A. Bayless
       ---------------------                   ------------------------
                                            Kathleen A. Bayless
                                            Vice President,
                                            Corporate Controller