Form 10-K
period 2000-12-31
KOMAG INC /DE/
filed 2001-03-26
CIK 813347

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment of this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 16, 2001 was approximately $78,185,378 based upon the closing sale price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On March 16, 2001, approximately 111,660,543 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Designated portions of the following document are incorporated by reference into this Report on Form 10-K where indicated:

     Komag, Incorporated Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001, Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              KOMAG, INCORPORATED

                TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

                                                                           PAGE
                                                                           ----
Item 1.      Business....................................................    1
Item 2.      Properties..................................................   19
Item 3.      Legal Proceeding............................................   20
Item 4.      Submission of Matters to Vote of Security Holders...........   20
             Executive Officers of the Registrant........................   20
Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................   22
Item 6.      Selected Consolidated Financial Data........................   23
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   24
Item 7A.     Financial Market Risks......................................   34
Item 8.      Consolidated Financial Statements...........................   35
Item 9.      Changes In and Disagreements with Accountants and Financial
             Disclosure..................................................   63
Item 10.     Directors and Executive Officers............................   63
Item 11.     Executive Compensation......................................   63
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................   63
Item 13.     Certain Relationships and Related Transactions..............   63
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   64

                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements. In some cases, these forward-looking statements may be identified by the usage of words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such words and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause Komag Incorporated's or its industry's results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed under the captions "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements not specifically described above also may be found in these and other sections of this report.

ITEM 1. BUSINESS

     Komag, Incorporated (we, our, or us) designs, manufactures and markets thin-film media, or disks, that are incorporated into disk drives, the primary storage devices for digital data. We believe we are the world's largest independent manufacturer of thin-film media and are well positioned as a broad-based strategic supplier for the industry's leading disk drive manufacturers. Our business strategy relies on the combination of advanced technology, low cost and manufacturing excellence. Disk drives incorporating thin-film disks are used wherever large amounts of data are stored, including applications such as the Internet, enterprise databases, communications systems, personal computers and consumer appliances such as peer-to-peer servers, digital video recorders, and game boxes. We manufacture disk products primarily for 3 1/2-inch hard disk drives. We were organized in 1983 and are incorporated in the State of Delaware.

     In October 2000, we merged with HMT Technology Corporation, or HMT. HMT was also an independent manufacturer of thin-film disks. We believe the merger will strengthen our combined company by increasing the depth of our technology team, increasing our market share, spreading fixed costs over more units manufactured, and providing a complementary manufacturing equipment set.

     Increasing demand for digital data storage and low-cost, high-performance hard disk drives has resulted in growing demand for thin-film disks. International Data Corporation forecasts that worldwide disk drive unit shipments in 2001 through 2004 will grow at a 16% compound annual growth rate. Greater processing power, more sophisticated operating systems and application software, high-resolution graphics, larger databases and the Internet are among the developments that have required ever higher performance from disk drives. For example, the first 5 1/4-inch hard disk drive, introduced in 1980, offered a capacity of five megabytes (one million bytes is a megabyte or MB) with an areal density of less than two megabits (one million bits is a megabit; eight bits is one byte) per square inch. Current-generation 3 1/2-inch drives typically have capacities of 15 to 80 gigabytes (one billion bytes is a gigabyte or GB). Today's areal densities allow for approximately 30 GB of storage per 3 1/2-inch disk platter. By the end of 2001, we expect that increases in areal densities will allow for approximately 40 GB of storage per 3 1/2-inch disk. We believe that our technical advances, along with those of other component suppliers, have improved the performance and storage capacity of disk drives and lowered the cost per bit stored.

     We have capitalized on our technological strength in thin-film processes and our manufacturing capabilities to achieve and maintain our position as a leading independent supplier to the thin-film media market. Our technological strength stems from the depth of our understanding of materials science and the interplay between disks, heads and other disk drive components. Our manufacturing expertise in thin-film media is evidenced by our long, uninterrupted history of delivering reliable products in high volume. We manufacture thin-film media primarily in Malaysia, where we have a significant cost advantage compared to our U.S. and Japan-based competitors.

INDUSTRY BACKGROUND AND OUR STRATEGY

     From 1990 through approximately 1996 the disk industry struggled to keep up with rapidly increasing demand. As a result, most companies in our industry undertook aggressive expansion plans beginning in 1995 - 1996. The lead-time to expand disk capacity is generally one to two years, including the time necessary to construct facilities and to purchase and install equipment. Therefore, significant new capacity became available to the industry in 1997.

     Also in 1997, the disk drive industry widely adopted magneto-resistive, or MR, head technology. MR heads, and subsequent product generations incorporating giant MR, or GMR, technology, are more sensitive than prior technology, allowing heads to read smaller bits of data packed more tightly together on the surface of a disk. The result of widespread adoption of MR heads was that the industry was able to advance the rate of improvement in data storage density from 30% - 40% per year to 100% or more per year. The increased rate of improvement in storage density allowed disk drive manufacturers to meet consumer demand for higher capacity disk drives with drives incorporating fewer heads and disks. Because of this lower disk-per-drive ratio, demand for disks was relatively flat during the period from 1997 - 2000, resulting in substantial excess capacity for producing disks. The impact of excess capacity fell disproportionately on the independent disk manufacturers, because disk drive manufacturers, such as Seagate Technology LLC (Seagate Technology) and IBM, chose to fill their internal disk production capacity before buying from independent disk manufacturers. We estimate that these captive disk operations have increased their market share from approximately 1/3 of the market before 1997 to over 50% in each of the last three years.

     We believe that the imbalance between supply and demand has been largely responsible for falling disk selling prices. Current prices are sharply lower than industry pricing in 1997. As a result, the industry has undergone substantial consolidation. We estimate that over 40% of the disk manufacturing capacity that was in place at the end of 1997 is no longer capable of producing current generation disks or available at all.

     We are focused on meeting the needs of disk drive manufacturers with a proven record for technological leadership because we believe that these customers have the greatest ability to fully exploit the value of technologically superior disks. By working with these high-end customers and their head vendors, we aim to influence disk drive designs and earn a strong position as a supplier of disks for their products.

     The key elements of our strategy are as follows:

     - Establish and Maintain Leadership in High-End Product Technology. We focus our research and development resources principally on performance improvements for disks sold to the high-end, high-capacity segment of the disk drive industry. In order to improve product performance characteristics, including magnetics, glide height, durability and stiction, we continually try to enhance our proprietary technologies and processes.

     - Commit to Advanced Technology. We have dedicated part of our research and development team to working on advanced technology. This group is responsible for investigating the elements of technology required more than two years into the future as well as application of our technological skills to alternative businesses. Over the last two years, our advanced technology team has engineered a new low-cost glass substrate for use in disks as an aluminum replacement, an optical connector that was part of our investment in Chahaya Optronics, Inc., and a substrate for a magnetic shim that can be used to store high volumes of data in a smart card application.

     - Strengthen Collaborative Relationships with Leading Head and Disk Drive Manufacturers. We work closely with head manufacturers developing new technologies, including Giant MR, Proximity MR and "pad slider" head compatible disks. This collaboration enables the parties to develop compatible products that can be effectively incorporated together into high-performance disk drives. These efforts include demonstrations of advanced technology required sufficiently far into the future so that we can plan our development efforts to stay at the forefront of the industry. We also seek to establish strong relationships with our customers, enabling us to participate in establishing technological and design requirements for new products. We believe that close technical collaboration with our customers and their other component suppliers during the design phase of the new disk drives facilitates integration of our products into new disk drives, improves our ability to reach cost effective high volume manufacturing rapidly, and enhances the likelihood that we will remain a primary supplier of thin-film disks for high performance disk drive products.

     - Improve Advanced Manufacturing Processes to Drive Volume Production. We develop our advanced processes on a full scale, production-capable, pilot line located in our research and development facility in San Jose, California. By performing our development activities in a production-like environment, we can quickly and efficiently transition to high volume commercial production of new products in our Malaysian factories. Our ability to implement new processes quickly also helps us meet our customers' increasingly rapid time-to-market demands, advancing our goal of having our products designed into our customers' disk drives.

     - Continue to Improve Yields and Reduce Cost Through Quality and Process Improvement. We believe that strict attention to quality control is critical to our customer relationships. To this end we have consistently maintained our ISO 9002 certification. Our objective is to be the supplier of choice in our customers' factories. Attention to quality has the dual benefit of producing high-performance disks and lowering our cost of production through improved yield and more consistent output.

     - Further Reduce Our Cost Structure By Fully Utilizing Malaysian Operations. We believe that demand for disk drives is elastic and that low disk drive prices are necessary to continue growth in demand. We contribute to our customers' success by maintaining low prices. In order to attain a healthy business model in a low price environment, low manufacturing costs are necessary. We believe we can achieve lower costs than other disk manufacturers by relocating our U.S. manufacturing capacity to Malaysia, and fully utilizing our Malaysian factories. Once we complete the integration of our manufacturing operations in Malaysia, we expect a reduction in our cost per disk to less than $5. This cost reduction is a critical element in our strategy.

HMT MERGER

     On October 2, 2000, we completed a merger with HMT. We expect to benefit from the merger by leveraging the combined technology and manufacturing expertise of both companies. By combining, we believe we have brought together the best of the technology from each company and have the broadest customer base and scale to achieve the lowest cost structure in the industry.

     Initially, we expect the merger to increase our losses and to consume cash. But in the longer run, we expect to achieve lower costs and better financial results. The former HMT manufacturing facilities are located in the U.S., where manufacturing costs are relatively high and unsupportable by industry pricing. Because our customers require that products, once qualified, must be manufactured in the same location on the same tool set, we will continue to produce disks at the former HMT manufacturing locations until the end of current product generation life. In the meantime, we are moving HMT manufacturing equipment that is not necessary for current product generation to our overseas factories. During the first quarter of 2001, we expect to begin manufacturing commercial volumes of disks on equipment relocated to our facilities in Malaysia. We expect that by the end of the second quarter of 2001, we will have successfully relocated the HMT manufacturing equipment offshore and will cease manufacturing operations in the U.S.

TECHNOLOGY

     We manufacture and sell thin-film magnetic media on rigid disk platters for use in hard disk drives. These drives are used to record, store and retrieve digital information. Inside a disk drive, the disk rotates at speeds of up to 15,000 rpm. The head scans across the disk as it spins, magnetically recording or reading information. The domains where each bit of magnetic code is stored are extremely small and precisely placed. The tolerances of the disks and recording heads are extremely demanding and the interaction between these components is one of the most critical design aspects in an advanced disk drive.

     Primary factors governing the density of storage achievable on a disk's surface are:

     - the minimum distance at which read/write heads can reliably pass over the surface of the disk to detect a change in magnetic polarity when reading from the disk, which is called glide height (measured in microinches, or millionths of an inch);

     - the strength of the magnetic field required to change the polarity of a bit of data on the magnetic layer of a disk when writing, which is called coercivity; and

     - the ability of the head to discriminate a signal from background media noise, which is called the signal-to-noise ratio.

As glide height is reduced, the head can read smaller bits. The higher the coercivity of the media, the smaller the width of the bit that can be stored.

     The signal-to-noise ratio is determined by the choice of magnetic materials and the method for depositing those materials on the disk's surface. Our plating, polishing and texturing processes produce a uniform disk surface that is smooth at an atomic level. This smoothness permits the read/write heads to fly over the disk surface at glide heights of 0.5 to 0.7 microinches. Disks must be made in a clean environment to limit surface defects. Even a handful of defects, a fraction of a micron in diameter, could cause the disk to fail. The magnetic alloys deposited on the surfaces of our disks have high coercivity, low noise and other desirable magnetic characteristics.

     Finally, a protective layer of diamond-hard carbon and a layer of lubricant, each controlled to a tolerance of a few angstroms, is applied to the disk surface to prevent wear. The continued improvement in these and other factors has resulted in rapid advancement in the amount of data a disk is capable of storing.

     Significant increases in areal densities continued in 2000. We believe that the number of gigabits per square inch on a typical disk increased by over 100% during the year. In 2000, almost all of our sales were based upon magneto-resistive, or MR technology, including more advanced giant magnetoresistive, or GMR. An MR disk is optimized for use with MR heads that use separate read and write elements. The write element is made from conventional inductive materials but the read element is made of a material whose electrical resistance changes when subjected to changes in a magnetic field. MR heads are more sensitive to magnetic fields than prior inductive technology. This increased sensitivity enables MR heads to read more densely packed, smaller-sized bits.

RESEARCH, DEVELOPMENT AND ENGINEERING

     Historically, our R&D efforts emphasized key technology advancements in disk functionality, reliability and quality. During the past three years, we also increased our focus on improving yields and reducing costs, which we believe is critical to improving our overall operating results. Most recently, aided by our merger with HMT, we have also strengthened our efforts in advanced technology, which is technology aimed at disk designs needed two to five years from now.

     Our ultra-super polished substrates, in conjunction with our automatic optical inspection systems and the latest disk buff process, currently result in historically high yields. At the same time, we have optimized our polishing, texturing, final test, and packaging technology to achieve record low costs for the materials and operating supplies needed to make a disk. Finally our multi-layer sputter process, with nanometer-thin structures, provides magnetic, mechanical durability and corrosion resistance, which we believe is at the forefront of our industry. To improve durability and corrosion resistance we have developed and qualified advanced diamond-like carbon films for each of our sputter tools: the high-energy source carbon, or HES C, for our in-line sputter tools, the chemical vapor deposited carbon, or CVD C, for our Anelva static sputter tools, and the ion beam deposited carbon, or IB C, for our Intevac static sputter tools. Each method enables production of carbon films as thin as one-tenth microinch thick with extraordinary hardness and durability.

     Our advanced technology efforts have in part focused on partnering with other disk drive component makers in key areas like magnetic recording heads and data channels. Our joint work with Read-Rite Corporation demonstrated an areal density capability of 63 gigabits per square inch during the third quarter of

2000. More recent work with TDK/Headway suggests a path to achieving areal densities in excess of 130 gigabits per square inch by extending current longitudinal magnetic recording disks, heads and channels. We believe our most advanced longitudinal disks, featuring antiferromagnetically coupled layers to enhance thermal stability, will support a recording density of 400 GB per disk, approximately 20 times higher than the most advanced disk in production today. These advancements were achieved with straightforward extensions of our current production equipment, which suggests a limited need to replace equipment to keep pace with technology improvement during the next four to five years.

     During the past six months we have made significant progress in developing our proprietary low-cost glass, or LCG, substrate technology. We expect this new technology to reduce the cost of glass substrates by approximately 50% relative to conventionally processed glass substrates. We plan to enter pilot production of LCG during the second quarter of 2001 and start LCG volume production in our Malaysian factories during the second half of the year. In addition to LCG we have developed a proprietary method to metalize the glass substrate to provide orientation for the magnetic layers. This approach achieves cost and functionality that is competitive with aluminum-based disks but with the advantage of the superior shock resistance, durability, and reliability inherent in glass-based disks.

     Our expenditures (and percentage of sales) on research, development and engineering activities, were $35.3 million (9.9%) in fiscal 2000, $44.3 million (13.3%) in fiscal 1999 and $61.6 million (18.7%) in fiscal 1998.

PRODUCTS, CUSTOMERS AND MARKETING

     We sell primarily MR and GMR media for 3 1/2-inch disk drives. Our products offer a range of coercivities, glide height capabilities and other parameters to meet specific customer requirements. Unit sales of 3 1/2-inch disks capable of storing at least 15 GB per platter accounted for approximately 79% of our unit sales in the fourth quarter of 2000. Storage density has roughly doubled in each of the last three years. We expect this trend to continue in the foreseeable future. In addition to finished disks, we have begun to sell material volumes of nickel plated and polished substrates, primarily to Seagate Technology. By selling these unfinished products we more fully utilize our factories, reducing our overall cost.

     In the last several years, certain media manufacturers have idled capacity and restructured or ceased their operations. We believe that the longer-term success of the thin-film media industry is dependent upon growth in demand for disks. We believe that improvements in enabling technologies, such as increased bandwidth capability that will speed data transfers over the Internet that will promote use of other storage-intensive applications such as multimedia, are expected to increase demand for storage capacity.

     We sell our media products primarily to independent OEM disk drive manufacturers for incorporation into hard disk drives that are marketed under the manufacturers' own labels. We have also historically sold our disks to computer system manufacturers who make disk drives for their own use or for sale in the open market. We work closely with customers as they design new high-performance disk drives and generally customize our products according to customer specifications.

     Three customers accounted for approximately 95% of our net sales in 2000. Net sales to major customers were as follows: Western Digital 50%, Maxtor 28%, and Seagate Technology 17%. Sales are generally concentrated in a small number of customers due to the high volume requirements of the dominant disk drive manufacturers and their tendency to rely on a few suppliers because of the close interrelationship between media and other disk drive components. Given the relatively small number of high-performance disk drive manufacturers, we expect that we will continue our dependence on a limited number of customers. In April 1999, we acquired the assets of Western Digital's media operation and also entered into a volume purchase agreement with Western Digital. As a result of the acquisition and related volume purchase agreement, we expect Western Digital to remain a significant customer.

     Our 2000 sales were made directly to disk drive manufacturers worldwide from our U.S. and Malaysian operations. Media sales to Asia from our U.S. and Malaysian operations represented 93% of our net sales in 2000, 95% of our net sales in 1999, and 83% of our net sales in 1998. Our customers assemble a substantial portion of their disk drives in Asia, and subsequently sell these products throughout the world. Therefore, our high concentration of Asian sales does not accurately reflect the eventual point of consumption of the assembled disk drives. All foreign sales are subject to certain risks common to all export activities, such as government regulation and the risk of imposition of tariffs or other trade barriers. Foreign sales must also be licensed by the Office of Export Administration of the U.S. Department of Commerce.

     We generally make sales pursuant to purchase orders rather than long-term contracts. At December 31, 2000, our backlog of purchase orders scheduled for delivery within 90 days totaled approximately $38.2 million, compared to approximately $61.7 million at January 2, 2000. These purchase orders may be changed or canceled by customers on short notice without significant penalty. Accordingly, the backlog should not be relied upon as indicative of sales for any future period.

COMPETITION

     The competitive mix in the industry has changed substantially in the last several years. Before 1997, the industry was divided roughly into thirds, with U.S. independent disk manufacturers, Japanese independent manufacturers, and captive operations each holding equal shares. Due to the combination of several factors, particularly rapid improvement in storage density outstripping the rate of growth in consumption of storage, and rapid increase in the industry's capacity to produce disks, disk manufacturers operated by disk drive manufacturers have increased their share of the market. We estimate that these captive disk manufacturers have shipped more than half of the media consumed in each of the last three years. As a result, competition among independent manufacturers has been heightened, prices have fallen rapidly, and there has been considerable consolidation in the industry. This significant pricing pressure during the last few years has adversely affected the financial results of independent suppliers, including ours. We believe that we are currently the largest independent manufacturer of disks. Other independent manufacturers include MMC Technology Corporation, which maintains an affiliation with Maxtor, several Japanese firms, including Mitsubishi Chemical Corporation, Fuji Electric, Showa Denko and Hoya, and Trace Storage in Taiwan.

MANUFACTURING

     We believe our manufacturing expertise in thin-film media is evidenced by our history of delivering reliable products in high volume. By using proprietary processes and techniques, we are able to produce advanced disk products that generally exhibit uniform performance characteristics. These uniform performance characteristics enhance the reliability of the drive products manufactured by our customers. In addition, these characteristics can raise production yields on our customers' manufacturing lines, which is an important cost consideration, especially in high-performance disk drives with large component counts. Manufacturing costs are highly dependent on our ability to use effectively our installed physical capacity to produce large volumes of products at acceptable yields. To improve yields and capacity utilization, we have adopted formal continuous improvement programs at all of our worldwide manufacturing operations.

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

          5. Glide Test and Certification: In robotically-controlled test cells, disks are first tested for surface defects optically, then for a specified glide height and finally certified for magnetic properties. Based on these test results, disks are graded against customers' specific performance requirements.

     Most of the critical process steps are conducted in Class 100 or better environments. Throughout the process, disks are generally handled by custom-designed and, in many cases, self-built automated equipment to reduce contamination and enhance process precision. Minute impurities in materials, particulate contamination or other production problems can reduce production yields and, in extreme cases, cause production to be suspended for prolonged periods.

     Achieving low product cost is critical to our ability to achieve profitability. The cost of our products is sensitive to many factors, including production volume, yield, and manufacturing location. Our processes have required substantial investment in equipment and factory buildings. This investment leads to a high fixed cost structure, making our costs sensitive to changes in production volume. Over the last several years we have improved our yields while advancing storage density at a rate of 100% per year. We have chosen to consolidate our manufacturing activities in Malaysia in order to reduce the cost of labor and services. We believe that our future production volume, yield, and the low cost of our Malaysian location will give us the benefit of one of the lowest cost structures in the industry.

FACILITIES AND PRODUCTION CAPACITY

     Our facilities are typically large (to accommodate the scale of our manufacturing lines), and highly technical. The facilities generally incorporate advanced clean rooms, environmental control, and waste treatment facilities.

     The following table summarizes the size, location and current status of our facilities:

                                                                   CURRENT
                                                                  LEASE TERM   RENEWAL
             LOCATION                        DESCRIPTION           EXPIRES     OPTIONS   SQUARE FT.
             --------                        -----------          ----------  ---------  ----------
LEASED FACILITIES
San Jose, Calif. ..................  Headquarters and R&D Center   Jan. 2007  20 Years    188,000
San Jose and Santa Clara, Calif. ... Subleased to other           April 2003  20 Years    105,000
                                     companies
Fremont, Calif. ...................  Warehouse and                  May 2004     --        60,000
                                     administration
Hayward, Calif. ...................  Warehouse                    March 2001     --        30,000
Santa Rosa, Calif. ................  Manufacturing and R&D        April 2004  2 Options    44,000
                                                                               @ Five
                                                                                Years
Eugene, Oregon.....................  Administration and            Dec. 2002  2 Options    30,000
                                     manufacturing support                     @ Five
                                                                                Years
OWNED FACILITIES
Fremont, Calif. ...................  Manufacturing; held for              --     --       182,000
                                     sale
Eugene, Oregon.....................  Manufacturing; held for              --     --       106,000
                                     sale
Penang, Malaysia...................  Manufacturing                        --     --       615,000
Sarawak, Malaysia..................  Manufacturing                        --     --       275,000

STRATEGIC ALLIANCES

     We have established joint ventures with Asahi Glass Co., Ltd. and Kobe Steel, Ltd. Due to difficult industry conditions, one of these joint ventures, Asahi Komag Co., Ltd. located in Japan, currently plans to cease operations in March 2001. The other joint venture, Komag Material Technology, Inc., or KMT, in Santa Rosa, California, will cease manufacturing operations in May 2001, and will become a research and development center for substrates.

     In November 2000, we formed Chahaya with Storm Ventures and Summit Partners. We invested equipment, provided most of Chahaya's workforce, and have agreed to provide a certain amount of facilities and facilities services and up to $4 million cash in exchange for 12 million shares of Chahaya preferred stock. Storm Ventures and Summit Partners invested $12 million cash. Chahaya plans to become a contract manufacturer for the photonics industry, taking advantage of a technically trained workforce in both the U.S. and Malaysia, material handling capabilities, and robust communication capabilities to transfer technology in a timely manner worldwide.

ENVIRONMENTAL REGULATION

     We are subject to a variety of environmental and other regulations in connection with our operations and believe that we have obtained all necessary permits for our operations. We use various industrial hazardous materials, including metal-plating solutions, in our manufacturing processes. Wastes from our manufacturing processes are either stored in areas with secondary containment before removal to a disposal site or processed on-site and discharged to the industrial sewer system.

     We have continuously upgraded our wastewater treatment facilities to improve the performance and consistency of our wastewater processing. Nonetheless, industrial wastewater discharges from our facilities may, in the future, be subject to more stringent regulations. If we fail to comply with present or future regulations, part or all of our operations would be suspended or terminated. These regulations could restrict our ability to expand at our present locations or could require us to acquire costly equipment or incur other significant expenses.

PATENTS AND PROPRIETARY INFORMATION

     We hold and have applied for U.S. and foreign patents and have entered into cross-licenses with certain of our customers. While these patents could present obstacles to the introduction of new products by competitors and possibly result in royalty-bearing licenses from third parties, we believe that our success does not generally depend on the ownership of intellectual property rights but rather on our innovative skills, technical competence, manufacturing execution and marketing abilities. Accordingly, the patents that we hold or apply for will not constitute any assurance of our future success.

     We regard elements of our equipment designs and processes as proprietary and confidential and rely upon employee and vendor nondisclosure agreements and a system of internal safeguards for protection. Despite these steps for protecting proprietary and confidential information, there is a risk that competitors may obtain and use such information. Furthermore, the laws of certain foreign countries in which we do business may provide a lesser degree of protection to our proprietary and confidential information than provided by the laws of the U.S. In addition, from time to time we receive proprietary and confidential information from vendors, customers and partners, the use and disclosure of which are governed by nondisclosure agreements. Through internal communication and the monitoring of use and disclosure of such information, we comply with our obligations regarding use and nondisclosure. However, despite these efforts, there is a risk that we may use or disclose this information in violation of our obligations of nondisclosure.

     We have occasionally received, and may receive in the future, communications from third parties asserting violation of intellectual rights alleged to cover certain of our products or manufacturing processes or equipment. In these cases, we evaluate whether it would be necessary to defend against the claims or to seek licenses to the rights referred to in such communications. If we must defend those claims, or if we are not able to negotiate necessary licenses on reasonable terms, our business and financial results would suffer.

EMPLOYEES

     As of December 31, 2000, on a worldwide basis, we had 5,334 employees. Of the total, 4,951 were regular employees and 383 were employed on a temporary basis. Of the total, 4,974 were employed in manufacturing, 201 in research, development, and engineering, and 159 in sales, administrative and management positions. Of the total, 1,667 were employed in the U.S., and 3,667 at offshore facilities.

     We believe that our future success will depend in large part upon our ability to continue to attract, retain, and motivate highly skilled and dedicated employees. We have no employees who are represented by a labor union, and we have never experienced a work stoppage.

                                  RISK FACTORS

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

     While this discussion represents our current judgment on the risks facing us, and the future direction of our business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. The discussion contained in Item 1 -- "Business" and Item
7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans," and similar expressions. In particular, the actions taken to integrate our business with HMT as a result of the merger might disrupt our ability to execute against customer obligations and operational improvement plans, which would jeopardize the anticipated improvements in our financial performance.

     We undertake no obligation to publicly release the result of any revisions to our forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Concerns from current and prospective customers, suppliers, employees, and lenders about the going-concern explanatory paragraph in our audit report could detrimentally affect our operating results and financial condition.

     Our independent auditors have included a going-concern explanatory paragraph for our fiscal year ended December 31, 2000. This emphasis paragraph represents our auditor's conclusion that there is substantial doubt as to our ability to continue as a going-concern for a reasonable time. If we are unable to raise additional funds or restructure our debt, our auditors may not remove the explanatory paragraph from their opinion, and any of the following may occur:

     - our customer relationships and orders with our customers could deteriorate;

     - suppliers could reduce their willingness to extend credit;

     - employee attrition could increase;

     - new lenders could be unwilling to refinance our bank debt.

We have a large amount of debt, and our ability to meet our debt payment obligations depends on our future operations, performance, and cash flow.

     We have a significant amount of debt. If we cannot restructure our debt, we will not be able to successfully implement our business and financial strategy to return us to profitable operations, and our business and operations will suffer.

     In June 2000, we entered into a senior unsecured loan restructure agreement with our lenders, and a separate subordinated unsecured convertible debt agreement with other creditors. As a result, at December 31, 2000, we had $216.7 million in senior debt outstanding that matures in June 2001, and approximately $9.3 million of convertible debt that matures in 2005. In connection with the restructure agreement, we issued warrants to purchase up to 3 1/2% of our common stock. Upon completion of the HMT merger in the fourth quarter of 2000, our debt increased with the consolidation of HMT's convertible notes, which are due in January 2004. The principal amount of these notes is $230 million.

     In addition, the disk media business is capital-intensive, and we believe that in order to remain competitive, we will likely require additional financing resources over the next several years for capital expenditures, working capital and research and development. In connection with our purchase of Western Digital's media operations in April 1999, we also acquired building and equipment leases with remaining lease commitments. As of December 31, 2000, we have continuing payment obligations totaling approximately $14 million for the leased equipment through the first quarter of 2002. The leased assets are substantially unused and thus we suffer a continued cash drain without deriving a benefit from this equipment.

     If we cannot raise additional funds and refinance our debt over the next few months, we may be forced to reduce or suspend operations. Raising additional funds or another significant debt restructuring may require significant dilution to stockholders.

The market price of our stock has been depressed, and may decline further.

     The market price of our common stock has been depressed in response to actual and anticipated quarterly variations in:

     - our inability to restructure our debt or pay principal and interest when due;

     - our operating results;

     - macroeconomic conditions;

     - changes in demand for computers and data storage;

     - perceptions of the disk drive industry's relative strength or weakness;

     - developments in our relationships with our customers and/or suppliers;

     - announcements of alliances, mergers or other relationships by or between our competitors and/or customers;

     - announcements of technological innovations or new products by us or our competitors;

     - the success or failure of new product qualifications in programs with certain manufacturers; and

     - developments related to patents or other intellectual property rights

     We expect this volatility to continue in the future. In addition, any shortfall or changes in our revenue, gross margins, earnings or other financial results from analysts' expectations could cause the price of our common stock to fluctuate significantly. In recent years, the stock market in general has experienced extreme price and volume fluctuations which have particularly affected the market price of many technology companies and which may be unrelated to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of our common stock. Volatility in the price of stocks of companies in the hard disk drive industry has been particularly high. From the second quarter of 1997 through December 31, 2000, the price of our stock fell to a low of $0.625 from a high of $35.13.

     The market price of our common stock may decline as a result of the HMT merger for a number of reasons, including if:

     - the integration of Komag and HMT is unsuccessful;

     - we do not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts; or

     - the effect of the merger on our financial results is not consistent with the expectations of financial or industry analysts.

     Recovery of our stock price depends on our ability to restructure our debt obligations in the next few months, and a correction in the industry supply and demand imbalance, as well as on internal execution on industry-mandated technology, cost and yields targets.

If our securities are delisted, the trading market and price of our securities would be harmed.

     The trading of our common stock on the Nasdaq National Market System is conditioned upon our meeting certain asset, revenues, and stock price tests. At times, we have not met the minimum price per share test. If we fail any of these tests for a specified period of time, our common stock may be delisted from trading on the Nasdaq System, which could materially adversely affect the trading market and price for our common stock. In addition, low-priced stocks are subject to additional risks, including additional state regulatory requirements and the potential loss of effective trading markets.

Recent trends in global PC demand and the impact of these fluctuations on disk drive demand may adversely affect our operating results.

     Trend Focus estimates that 74% of the disks consumed during 2000 were incorporated into disk drives for the desktop PC market. Because of this concentration in a single market, our business is tightly linked to the success of the PC market. Historically, demand for PCs has been seasonal and cyclical. During the first quarter of 2001 PC manufacturers generally announced lower expectations for sales. Due to the high fixed costs of our business, fluctuations in demand resulting from this seasonality and cyclicality can lead to disproportionate changes in the results of our operations. If cancellations or reductions in demand for our products occur in the future, our business, financial condition, and results of operations could be seriously harmed.

Delays and cancellations of our customer orders may cause us to underutilize our production capacity, which could significantly reduce our gross margins and result in significant losses.

     Our business has a large amount of fixed costs, as we are highly capital-intensive. If there is a decrease in demand for our products, our production capacity could be under-utilized, and, as a result, we may experience:

     - equipment write-offs;

     - restructuring charges;

     - reduced average selling prices;

     - increased unit costs; and

     - employee layoffs.

We may not be able to attract and retain key personnel.

     Our future success depends on the continued service of our executive officers, our highly skilled research, development and engineering team, manufacturing team and other key administrative, sales and marketing and support personnel. Competition for skilled personnel is intense. In particular our financial performance has increased the difficulty of attracting and retaining skilled scientists and other knowledge workers. In our headquarters location in the Silicon Valley, there are numerous employment opportunities for high-caliber employees. As a result, we have experienced higher rates of turnover in the last year than at other times in our history, and we may not be able to attract, assimilate, or retain highly qualified personnel to maintain the capabilities that are necessary to compete effectively. If we are unable to retain existing or hire key personnel, our business, financial condition, and operating results could be harmed.

If we do not successfully integrate the technologies, business, and employees of HMT, our business and financial condition will suffer.

     We completed our merger with HMT on October 2, 2000. We must take a number of steps in order to fully integrate the two companies and realize the benefits and synergies from the merger. Key steps include:

     - integrating the operations of the two companies;

     - retaining and assimilating the key personnel of each company;

     - integrating HMT's process and equipment into our existing Malaysian factories;

     - retaining the existing customers and strategic partners of each company; and

     - maintaining uniform standards, controls, procedures and policies.

     The successful execution of these post-merger events involves considerable risk and may not be successful. These risks include:

     - potential disruption of the combined company's ongoing business and distraction of its management;

     - unanticipated expenses related to technology integration;

     - unanticipated expenses related to relocating HMT manufacturing equipment and the closure of certain facilities;

     - availability of cash to pay for integration related efforts;

     - impairment of relationships with employees, customers, suppliers and strategic partners as a result of any integration of new management personnel; and

     - potential unknown liabilities.

Future earnings of the company may be reduced because of the merger.

     The merger has been treated as a purchase for accounting purposes. This creates expenses in our future statement of operations that we would not have otherwise incurred, which could have a material adverse effect on the market price of our common stock. We incurred direct transaction costs of approximately $9 million in connection with the merger. Under current purchase accounting rules, we have recorded, and will continue to amortize, intangible assets totaling $109.6 million related to patents, existing technology, assembled workforce and goodwill in connection with the merger. This amortization will reduce earnings over seven years.

     We also expect that interest accretion on convertible subordinated notes of approximately $42.5 million per year will reduce our future earnings through January 2004. If the benefits of the merger do not exceed the costs associated with the merger, including the dilution to our stockholders resulting from the issuance of 42.8 million shares in connection with the merger, our financial results, including earnings per share, would be adversely affected.

     We may not succeed in addressing these risks or any other problems encountered in connection with the merger. As a result, our business, financial condition and operating results could suffer, we would lose key personnel and we would not achieve the anticipated benefits from the merger.

We receive a large percentage of our revenues from only a few customers, the loss of any of which would adversely affect our business and financial condition.

     Given the relatively small number of disk drive manufacturers (our customers), we expect that we will continue to depend on a limited number of customers. This concentration is due to the high-volume requirements of the dominant disk drive manufacturers and their tendency to rely on a few suppliers because of the close interrelationship between media performance and disk drive performance and the complexity of integrating components from a variety of suppliers. Also influencing customer concentration are the increases in areal densities that led to decreases in the platter count per drive. With lower platter counts, captive disk drive manufacturers have excess internal media capacity and they rely less on independent sources of media.

     In fiscal 2000, 50% of our sales were to Western Digital, 28% to Maxtor, and 17% to Seagate Technology. If our customers reduce their media requirements or develop capacity to produce thin-film disks for internal use, our sales will be reduced. For example, as part of our purchase of Western Digital's media operations in April 1999, we entered into a volume purchase agreement with Western Digital whereby Western Digital is obligated, over the three years following the acquisition date, to purchase a significant majority of its media requirements from us. As a result, our sales are significantly connected to Western Digital's performance. In addition, our customers are headquartered in the U.S. Should U.S.-based drive companies lose market share to foreign competitors, it could have a negative impact on our sales. As a result, our business, financial condition and operating results could suffer.

Our sales require a lengthy sales cycle, without assurance of a sale.

     With short product life cycles and rapid technological change, we must qualify new products frequently and we must achieve high volume production rapidly. Hard disk drive programs have increasingly become "bimodal" in that a few programs are high-volume and the remaining programs are relatively small in terms of volume. Supply and demand balance can change quickly from customer to customer and program to program. Further, qualifying thin-film disks for incorporation into a new disk drive product requires us to work extensively with the customer and the customer's other suppliers to meet product specifications. Therefore, customers often require a significant number of product presentations and demonstrations, as well as substantial interaction with our senior management, before making a purchasing decision. Accordingly, our products typically have a lengthy sales cycle, which can range from six to 12 months, during which we may expend substantial financial resources and management time and effort, but cannot be sure that a sale will result or that our share of the program ultimately will result in high volume production.

     Our sales are generally made pursuant to purchase orders that are subject to cancellation, modification or rescheduling without significant penalties. If our current customers do not continue to place orders with us, if orders by existing customers do not recover to the levels of earlier periods, or if we are not able to obtain orders from new customers, our sales and operating results will suffer.

Our customers' internal disk operations may limit our ability to sell our product.

     During 2000, IBM and Seagate Technology produced more than 85% of their media requirements internally, and MMC Technology supplied approximately half of Maxtor's requirement for media. Hyundai Electronics America owns MMC Technology and is also one of Maxtor's major stockholders. To date, MMC Technology and the captive media operations of IBM and Seagate Technology have sold minimal quantities of disks in the merchant market.

     Disk drive manufacturers such as Seagate Technology, IBM and Fujitsu have large internal media manufacturing operations. We compete with these internal operations directly, when we market our products to these disk drive companies, and indirectly, when we sell our disks to customers who must compete with vertically integrated disk drive manufacturers. Vertically integrated companies have the ability to keep their disk making operations fully utilized, thus lowering their costs of production. This cost advantage contributes to the pressure on us and other independent media manufacturers to sell disks at prices so low that we are unprofitable, and we cannot be sure when, if ever, we can achieve a low enough cost structure to return to profitability. Vertically integrated companies are also able to achieve a large scale that supports the development resources necessary to advance technology rapidly. As a result, we may not have sufficient resources to be able to compete effectively with these companies. Therefore, our business, financial condition, and operations could suffer.

If we are unable to successfully compete in the highly competitive thin-film media industry, our operating results could be harmed.

     The market for our products is highly competitive, and we expect competition to continue in the future. Competitors in the thin-film disk industry fall into two groups: Asian-based manufacturers and U.S. captive manufacturers. Our Asian-based competitors include Fuji, Mitsubishi, Trace, Showa Denko and Hoya. The U.S. captive manufacturers include the disk media operations of Seagate Technology, IBM and for all intents and purposes, MMC Technology Corp. Many of these competitors have greater financial resources than we have.

     In 2000, as in 1999, media supply exceeded media demand. As independent suppliers struggled to utilize their capacity, the result of excess media supply reduced average selling prices for disk products. Pricing pressure on component suppliers has also been compounded by high consumer demand for sub-$1,000 personal computers. Further, structural change in the disk media industry, including combinations, failures and joint venture arrangements, may be required before media supply and demand are in balance.

Disk drive program life cycles are short, and disk drive programs are very customized, which could affect our ability to compete.

     Our industry experiences rapid technological change, and our inability to timely anticipate and develop products and production technologies could harm our competitive position. In general, the life cycles of recent disk drive programs have been shortening. Additionally, media must be more customized to each disk drive program. Supply chain management, including just-in-time delivery, has become a standard industry practice. Timely development of new products and technologies that assist customers in reducing their time-to-market performance and operational excellence that supports high-volume manufacturing ramps and tight inventory management throughout the supply chain will continue to be keys to both the maintenance of constructive customer relationships and our profitability. If we cannot respond to this rapidly changing environment, we will not be able to maximize the use of our production facilities and minimize our inventory losses.

If we do not keep pace with rapid technological change and continue to improve the quality of our manufacturing processes, we will not be able to compete effectively.

     Over the last several years storage density has roughly doubled each year, requiring significant improvement in every aspect of disk design. New process technologies must support cost-effective, high-volume production of thin-film disks that meet these ever-advancing customer requirements for enhanced magnetic recording performance.

     Advances in hard disk drive technology demand continually lower glide heights and higher areal densities. These advances require substantial on-going process and technology development. We may not be able to develop and implement such technologies in a timely manner in order to compete effectively against competitors' products and/or entirely new data storage technologies. In addition, we must transfer our technology from our U.S. research and development center to our Malaysian manufacturing operations. If we cannot advance our process technologies or do not successfully implement those advanced technologies in our Malaysian operations, or if technologies that we have chosen not to develop prove to be viable competitive alternatives, operating results would suffer.

     The manufacture of our high-performance thin-film disks requires a tightly controlled multi-stage process and the use of high-quality materials. Efficient production of our products requires utilization of advanced manufacturing techniques and clean room facilities. Disk fabrication occurs in a highly controlled, clean environment to minimize dust and other yield- and quality-limiting contaminants. Despite stringent manufacturing controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of the disks in a lot to be defective. The success of our manufacturing operation depends in part on our ability to maintain process control and minimize such impurities in order to maximize yield of acceptable high-quality disks. Minor variations from specifications could have a disproportionately adverse impact on our manufacturing yields.

If we do not protect our patents and information rights, our business will be harmed.

     Protection of technology through patents and other forms of intellectual property rights in technically sophisticated fields is commonplace. In the disk drive industry, it is common for companies and individuals to initiate actions against others in the industry to enforce intellectual property rights. Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we may not be able to protect our technology adequately. Competitors may be able to develop similar technology and also have or may develop intellectual property rights and enforce those rights to prevent us from using such technologies or demand royalty payments from us in return for using such technologies. Either of these actions may have a material adverse affect on our results of operations.

     We have occasionally received, and may receive in the future, communications from third parties asserting violation of intellectual rights alleged to cover certain of our products or manufacturing processes or equipment. We evaluate whether it would be necessary to defend against the claims or to seek licenses to the rights referred to in such communications. In those cases, we may not be able to negotiate necessary licenses on commercially reasonable terms. Also, if we have to defend those claims, we could incur significant expenses and our management's attention could be diverted from our other business. Any litigation resulting from such claims could have a material adverse effect on our business and financial results.

     We may not be able to anticipate claims by others that we infringe their technology or successfully defend ourselves against such claims. For instance, we currently have a dispute with Asahi Glass Company, Ltd. over the use of certain glass substrate related intellectual property. Similarly, we may not be able to discover significant infringements of our technology or successfully enforce our rights to our technology if we discover infringing uses by others.

If we fail to meet our customers' demanding product and qualification requirements, our business will be harmed.

     Our sole product, thin-film media, is used in hard disk drives. Demand for our thin-film disks depends upon the demand for hard disk drives and our ability to provide high quality, technically superior products at competitive prices.

     Our thin-film disk products primarily serve the 3 1/2-inch hard disk drive market, where product performance, consistent quality, price, and availability are of great competitive importance. Short program life cycles and product customization increase the risk of inventory obsolescence. To succeed in an industry characterized by rapid technological developments, we must continuously advance our thin-film technology at a pace consistent with or faster than our competitors. If we are unable to keep pace with rapid advances, we may lose market share and face increased price competition from other manufacturers, which could reduce our sales and harm our operating results.

Historical quarterly results may not accurately predict future performance.

     Our operating results historically have fluctuated significantly on both a quarterly and annual basis. As a result, our operating results in any quarter may not reflect our future performance. We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including:

     - timing of significant orders, order cancellations, modifications, and quantity adjustments and rescheduled shipments;

     - availability of media versus demand;

     - the cyclical nature of the hard disk drive industry;

     - our ability to develop and implement new manufacturing process technologies;

     - increases in our production and engineering costs associated with initial design and production of new product programs; the extensibility of our process equipment to meet more stringent future product requirements;

     - our ability to introduce new products that achieve cost-effective, high-volume production in a timely manner, timing of product announcements, and market acceptance of new products;

     - changes in our product mix and average selling prices;

     - the availability of our production capacity, and the extent to which we can use that capacity;

     - changes in our manufacturing efficiencies, in particular product yields and input costs for direct materials, operating supplies and other running costs;

     - prolonged disruptions of operations at any of our facilities for any reason;

     - changes in the cost of or limitations on availability of labor; and

     - structural changes within the disk media industry, including combinations, failures, and joint venture arrangements.

     We cannot forecast with certainty the impact of these and other factors on our revenues and operating results in any future period. Our expense levels are based, in part, on expectations as to future revenues. If our revenue levels are below expectations, our operating results are likely to suffer. Because thin-film disk manufacturing requires a high level of fixed costs, our gross margins are extremely sensitive to changes in volume. At constant average selling prices, reductions in our manufacturing efficiency cause declines in our gross margins. Additionally, decreasing market demand for our products generally results in reduced average selling prices and/or low capacity utilization that, in turn, adversely affect our gross margins and operating results.

We are dependent on our Malaysian operations.

     During the third quarter of 1999, we announced that all media production would be consolidated into our Malaysian factories. In the fourth quarter of 2000, we decided to end the manufacture of aluminum substrates in Santa Rosa, California, and end production of polished disks in HMT's Eugene, Oregon facility. By the second half of 2001, all aluminum substrates will be manufactured by our Malaysian factory and a Malaysian vendor. In addition, by June 2001, all polished disks will be manufactured by our Malaysian factories. Substantially all of our pre-HMT merger media production occurred in Malaysia in 2000. In addition, we are in the process of transferring the manufacturing capacity of HMT's Fremont, California, facility to Malaysia. The closure of the U.S. media manufacturing operations leaves us fully dependent on our Malaysian manufacturing operations.

     Recent fluctuations in the electrical voltage available to our Malaysian factories resulted in substantial down time. Additionally, technology developed at our U.S. research and development center must now be first implemented at our Malaysian facilities without the benefit of being implemented at a U.S. factory. Therefore, we rely heavily on electronic communications between our U.S. facilities and Malaysia to transfer technology, diagnose operational issues and meet customer requirements. If our operations in Malaysia or overseas communications are disrupted for a prolonged period for any reason, shipments of our products would be delayed, and our results of operations would suffer.

Our foreign operations subject us to additional risks that could harm our company's business.

     We are subject to a number of risks of conducting business outside of the U.S. Our sales to customers in Asia, including the foreign subsidiaries of domestic disk drive companies, account for substantially all of our net sales from our U.S. and Malaysian facilities. Our customers assemble a substantial portion of their disk drives in the Far East and subsequently sell these products throughout the world. Therefore, our high concentration of Far East sales does not accurately reflect the eventual point of consumption of the assembled disk drives. We anticipate that international sales will continue to represent the majority of our net sales.

     We are subject to these risks to a greater extent than most companies because, in addition to selling our products outside the U.S., our Malaysian operations will account for a large majority of our sales in 2001.

     Accordingly, our operating results are subject to the risks inherent with international operations, including, but not limited to:

     - compliance with changing legal and regulatory requirements of foreign jurisdictions;

     - fluctuations in exchange rates, tariffs or other trade barriers;

     - foreign currency rate fluctuations since certain costs of our foreign manufacturing and marketing operations are incurred in foreign currency including purchase of certain operating supplies and production equipment from Japanese suppliers in yen-denominated transactions;

     - difficulties in staffing and managing foreign operations;

     - political, social and economic instability;

     - exposure to taxes in multiple jurisdictions; and

     - transportation delays and interruptions.

     In addition, our ability to transfer funds from our Malaysian operations to the U.S. is subject to Malaysian rules and regulations. In 1999, the Malaysian government repealed a regulation that restricted the amount of dividends that a Malaysian company may pay to its stockholders. If not repealed this regulation would have potentially limited our ability to transfer funds to the U.S. from our Malaysian operations. If similar regulations are enacted in the future, our financial condition and operations will suffer.

Because we depend on a limited number of suppliers, if our suppliers experience capacity constraints or production failures, our production could be significantly harmed.

     We rely on a limited number of suppliers for some of the materials and equipment used in our manufacturing processes including aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. For instance Kobe is our sole supplier of aluminum blanks. Further, the supplier base has been weakened by the poor financial condition of the industry and some suppliers have either exited the business or failed. Our production capacity would be limited if one or more of these materials were to become unavailable or available in reduced quantities or if we were unable to find alternative suppliers. If our source of materials and supplies were unavailable for a significant period of time, our operating results would be adversely affected.

We rely on a continuous power supply to conduct our business, and California's energy crisis could disrupt our operations and increase our expenses

     California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, which occurs when power reserves for the State of California fall below 1.5%, California has, on occasion, implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have back-up generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. This could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

     Furthermore, the regulatory changes affecting the energy industry instituted in 1996 by the California government has caused power prices to increase. Under the revised regulatory scheme, utilities were encouraged to sell their plants, which had traditionally produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have increased dramatically over the past year. If wholesale prices continue to increase, our operating expenses will likely increase, as our principal facilities are in California.

If we are unable to control contamination in our manufacturing processes, our business would suffer.

     It is possible that we will experience manufacturing problems from contamination or other causes in the future. For example, if our disks are contaminated by microscopic particles, they might not be fit for use by our customers. If contamination problems arise, we would have to suspend or reduce our manufacturing operations, and our operations could suffer.

Earthquakes or other natural or man-made disasters could disrupt our operations.

     Our California facilities located in San Jose, Fremont, and Santa Rosa, Kobe, other Japanese suppliers of key manufacturing supplies, and our Japanese suppliers of sputtering machines, are each located in areas with seismic activity. Our Malaysian operations have been subject to temporary production interruptions due to localized flooding, disruptions in the delivery of electrical power, and, on one occasion in 1997, by smoke generated by large, widespread fires in Indonesia. If any natural or man-made disasters do occur, operations could be disrupted for prolonged periods, and our business would suffer.

The nature of our operations makes us suseptible to material environmental liabilities, which could adversely affect our financial condition.

     We are subject to a variety of federal, state, local, and foreign regulations relating to:

     - the use, storage, discharge, and disposal of hazardous materials used during our manufacturing process;

     - the treatment of water used in our manufacturing process; and

     - air quality management.

     We are required to obtain necessary permits for expanding our facilities. We must also comply with new regulations on our existing operations. Public attention has increasingly been focused on the environmental impact of manufacturing operations that use hazardous materials. If we fail to comply with environmental regulations or fail to obtain the necessary permits:

     - we could be subject to significant penalties;

     - our ability to expand or operate at locations in California or our locations in Malaysia could be restricted;

     - our ability to establish additional operations in other locations could be restricted; or

     - we could be required to obtain costly equipment or incur significant expenses to comply with environmental regulations.

     Any accidental hazardous discharge could result in significant liability and clean-up expenses, which could harm our business, financial condition, and results of operations.

ITEM 2. PROPERTIES

     The following table summarizes the size, location, and current status of our facilities:

                                                                   CURRENT
                                                                  LEASE TERM   RENEWAL
            LOCATION                        DESCRIPTION            EXPIRES     OPTIONS   SQUARE FT.
            --------                        -----------           ----------  ---------  ----------
LEASED FACILITIES
San Jose, Calif..................  Headquarters and R&D Center     Jan. 2007   20 Years     188,000
San Jose and Santa Clara,          Subleased to other companies   April 2003   20 Years     105,000
  Calif..........................
Fremont, Calif...................  Warehouse and administration     May 2004         --      60,000
Hayward, Calif...................  Warehouse                      March 2001         --      30,000
Santa Rosa, Calif................  Manufacturing and R&D          April 2004  2 Options      44,000
                                                                                 @ Five
                                                                                  Years
Eugene, Oregon...................  Administration and              Dec. 2002  2 Options      30,000
                                   manufacturing support                         @ Five
                                                                                  Years
OWNED FACILITIES
Fremont, Calif...................  Manufacturing; held for sale           --         --     182,000
Eugene, Oregon...................  Manufacturing; held for sale           --         --     106,000
Penang, Malaysia.................  Manufacturing                          --         --     615,000
Sarawak, Malaysia................  Manufacturing                          --         --     275,000

ITEM 3. LEGAL PROCEEDING

     Asahi Glass Company, Ltd. has asserted that a technology cooperation agreement between us and Asahi gives Asahi exclusive rights, even as to Komag, to certain glass substrate related intellectual property developed by us. We have sent Asahi a notice of termination of the agreement and believe that Asahi has no rights to the glass substrate technology developed by us. We believe that we have full control of our glass-related intellectual property, and are proceeding to commercialize the technology with the support of other glass makers.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to our stockholders during our fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

     As of February 28, 2001, our executive officers are as follows:

                NAME                   AGE                           POSITION
                ----                   ---                           --------
Thian Hoo Tan........................  52     Chief Executive Officer and Director
Michael A. Russak....................  54     President and Chief Technology Officer
Christopher H. Bajorek...............  57     Executive Vice President, Advanced Technology
Ray Martin...........................  57     Executive Vice President, Sales and Customer Service
Peter S. Norris......................  49     Executive Vice President, Strategic Business
                                              Development
Kathleen A. Bayless..................  44     Vice President, Corporate Controller
Kamran Honardoost....................  38     Vice President, New Product Introduction and Design
Edward H. Siegler....................  50     Vice President, Chief Financial Officer and Secretary
Thiam Seng Tan.......................  44     Vice President, Managing Director, Malaysian
                                              Operations
Tsutomu T. Yamashita.................  46     Vice President, Process Development

     Mr. Thian Hoo Tan joined our company in 1989, and started its first San Jose, California, manufacturing facility in 1989, its Penang operations in 1993, and its Sarawak operations in 1996. Mr. Tan returned to the U.S. and assumed the position of Senior Vice President, Worldwide Operations, from 1996 through his appointment to his present position of Chief Executive Officer in 1999. Before joining our company, Mr. Tan was Vice President of Operations at HMT. Mr. Tan holds a M.S. degree in Physics from the University of Malaya in Kuala Lumpur.

     Dr. Russak joined our company in October, 2000, as Chief Technology Officer after our merger with HMT. He was appointed our President in January 2001. Previously, Dr. Russak was with HMT, which he joined in 1993 as Vice
President -- Research and Development in 1993, and where he became Chief Technical Officer in 1998 and Executive Vice President -- Research & Development and Chief Technical Officer in 1999. From 1988 to 1992, he was with IBM. Dr. Russak holds a B.S. in Ceramic Engineering and a Ph.D. in Materials Science from Rutgers University.

     Dr. Bajorek joined our company in 1996 as Senior Vice President -- Chief Technical Officer. He became our Executive Vice President -- Chief Technical Officer in 2000, and then was appointed Executive Vice President, Advanced Technology, in October 2000. Before joining our company, Dr. Bajorek was Vice President, Technology Development and Manufacturing, for IBM. He holds a Ph.D. degree in Electrical Engineering and Business Economics from the California Institute of Technology. Dr. Bajorek is one of ten scientists awarded the Millennium award by the Magnetics Society of the IEEE.

     Mr. Martin joined our company in 1997 as Vice President -- Product Assurance and Product Test, and became our Senior Vice President -- Customer Sales and Service in 1998. In 2001, Mr. Martin became our Executive Vice President, Sales and Customer Service. From 1990 to 1997, he was Director of Process and Technology at Quantum Corporation. Prior to working at Quantum, Mr. Martin held a number of management and engineering positions at several leading disk drive manufacturers, including Western Digital,

Seagate Technology, and IBM. Mr. Martin holds a B.S. degree in Mechanical Engineering from Kansas State University.

     Mr. Norris joined our company in October, 2000, as Executive Vice President, Strategic Business Development, after the merger with HMT. He joined HMT in 1995 as Vice President, Finance, Chief Financial Officer and Treasurer and became its Executive Vice President, Finance, Chief Financial Officer and Treasurer in 1999. From 1975 to 1995, Mr. Norris worked for General Instrument Corporation. Mr. Norris holds a B.A. degree in Economics from Upsala College.

     Ms. Bayless joined our company in 1994 as Corporate Controller and became a Vice President in 2000. Before joining us, Ms. Bayless worked for the public accounting firm of Ernst & Young, LLP. Ms. Bayless holds a B.S. degree in Accounting from California State University Fresno and is a Certified Public Accountant.

     Mr. Honardoost joined our company in October, 2000, as Vice President, New Product Introduction and Design, after the merger with HMT. He joined HMT in 1991, and became its Vice President, New Product Development in 1998. He previously held the title of Executive Director, New Product Development for HMT. Prior to HMT, he worked for Nashua Corporation (previously Lin Data Corporation) from 1984 to 1991. Mr. Honardoost holds a B.S. degree in Mechanical Engineering from Fresno State University and an M.S. degree in Thermo/Air Dynamics from San Jose State University.

     Mr. Siegler joined our company in 1987 as Manager of Financial Planning and Analysis. Before becoming our Vice President -- Chief Financial Officer in 2000, he was Treasurer and Senior Director of Corporate Development. He also serves as Secretary. Before joining our company, Mr. Siegler held management positions at several high-technology concerns. Mr. Siegler holds a B.A. degree from Stanford University and an M.B.A. degree from Santa Clara University.

     Mr. Thiam Seng Tan joined our company in 1993 as Director of Quality Assurance. He was appointed Vice President, Managing Director, Malaysian Operations in 1998. Before joining us, Mr. Tan was with Hewlett Packard Sdn. Bhd. from 1979 to 1993. Mr. Tan holds a B.S. degree in Mechanical Engineering from the University of London.

     Mr. Yamashita joined our company in 1984 as Senior Director of Research, and became Vice President -- Research and Development in 1995. Mr. Yamashita currently serves as Vice President, Process Development. Mr. Yamashita holds a B.S. degree in Chemistry and a M.S. degree in Materials Science from Stanford University.

                                    PART II
                              ITEMS 5, 6, 7 AND 8.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is traded on the Nasdaq National Market under the symbol KMAG. The following table sets forth the range of high and low closing sales prices, as reported on the Nasdaq National Market. As of March 16, 2001, we had approximately 632 holders of record of our Common Stock and 111,660,543 shares outstanding.

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH      LOW
                                                              ------    -----
1999
  First Quarter.............................................  $15.25    $4.31
  Second Quarter............................................    4.63     3.06
  Third Quarter.............................................    4.25     3.00
  Fourth Quarter............................................    3.94     1.63
2000
  First Quarter.............................................    4.81     2.22
  Second Quarter............................................    4.00     1.75
  Third Quarter.............................................    4.03     1.16
  Fourth Quarter............................................    3.38     0.63
2001
  First Quarter (through March 16, 2001)....................    1.72     0.78

DIVIDEND POLICY

     We have never paid cash dividends on our common stock. We presently intend to retain all cash for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the near future. Our debt agreements prohibit the payment of dividends without the lenders' consent.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data and other operating information of Komag, Incorporated. The financial data and operating information is derived from the consolidated financial statements of Komag, Incorporated, and should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein.

                                                                         FISCAL YEAR ENDED(6)
                                                  -------------------------------------------------------------------
                                                  2000(1)(2)      1999(3)       1998(4)        1997(5)        1996
                                                  -----------    ----------    ----------    -----------    ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND NUMBER OF EMPLOYEES)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
Net sales.......................................   $ 358,463     $ 331,946     $ 328,883     $  631,082     $577,791
Gross profit (loss).............................      34,988       (22,709)      (62,752)        93,546      175,567
Restructuring/impairment charges................       5,293       187,965       187,768         52,157           --
Income (loss) before minority interest, equity
  in joint venture income (loss), and
  extraordinary gain............................     (74,378)     (281,859)     (338,789)       (16,838)     100,553
Minority interest in net income (loss) of
  consolidated subsidiary.......................      (2,548)         (212)          544            400          695
Equity in net income (loss) of unconsolidated
  joint venture.................................          --        (1,402)      (27,003)        (4,865)      10,116
Income (loss) before extraordinary item.........     (71,830)     (283,049)     (366,336)       (22,103)     109,974
Extraordinary item..............................       3,772            --            --             --           --
Net income (loss)...............................   $ (68,058)    $(283,049)    $(366,336)    $  (22,103)    $109,974
Basic income (loss) before extraordinary item
  per share.....................................   $   (0.93)    $   (4.54)    $   (6.89)    $    (0.42)    $   2.15
Diluted income (loss) before extraordinary item
  per share.....................................   $   (0.93)    $   (4.54)    $   (6.89)    $    (0.42)    $   2.07
Basic and diluted extraordinary gain per
  share.........................................   $    0.05     $      --     $      --     $       --     $     --
Basic net income (loss) per share...............   $   (0.88)    $   (4.54)    $   (6.89)    $    (0.42)    $   2.15
Diluted net income (loss) per share.............   $   (0.88)    $   (4.54)    $   (6.89)    $    (0.42)    $   2.07
CONSOLIDATED BALANCE SHEET DATA
Working capital.................................   $(176,373)    $(201,881)    $ (92,844)    $  296,099     $142,142
Net property, plant & equipment.................     354,873       313,455       470,017        678,596      643,706
Current portion of long-term debt...............     216,740       260,000       260,000             --           --
Long-term debt (less current portion)...........     137,545        22,891            --        245,000       70,000
Stockholders' equity............................     151,861        78,713       323,807        686,184      697,940
Total assets....................................   $ 633,061     $ 475,871     $ 694,095     $1,084,664     $938,357
Number of employees at year-end.................       5,334         3,488         4,086          4,738        4,101

---------------
(1) Results of operations for 2000 included a net $5.3 million restructuring charge, including an $8 million charge in connection with the ceasing of the Company's Santa Rosa manufacturing operations, plus a net $2.7 million reversal of charges previously accrued for the 1997, 1998, and 1999 restructures.

(2) Results of operations for 2000 included a $3.8 million extraordinary gain, net of expenses, resulting from the restructuring of the Company's term debt.

(3) Results of operations for 1999 included $143.7 million in restructuring charges and a $44.3 million impairment charge. The restructuring charges related primarily to the closing of the Company's U.S. manufacturing operations. The impairment charge related to the write-down of goodwill was originally from the acquisition of Western Digital Corporation's media operation.

(4) Results of operations for 1998 included a $187.8 million restructuring charge that primarily related to an asset impairment charge of $175 million. Based on analysis of the Company's production capacity and its expectations of the media market over the remaining life of the Company's fixed assets, the Company concluded that it would not be able to recover the book value of those assets.

(5) Results of operations for 1997 included a $52.2 million restructuring charge related to the consolidation of the Company's U.S. manufacturing operations.

(6) The Company paid no cash dividends during the five-year period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

     Our business is both capital-intensive and volume-sensitive, making it imperative that we plan for the efficient use of capacity. The key factors in determining our profitability are physical capacity, utilization of this physical capacity, yields, input material costs, and average unit sales price. Of these key factors, price and utilization are the most sensitive to changes in product demand. If we fix capacity and product price at a given level, and demand is sufficient to support a higher level of output, then the increased output that we attain through improved utilization rates and higher manufacturing yields will directly increase our sales and improve our gross margins. Alternatively, if demand for our products decreases, falling average selling prices and lower capacity utilization will adversely affect our operating results.

2000 VS. 1999

     Adverse conditions in the thin-film media market, which began in mid-1997, continued to impact our business throughout 1998, 1999, and 2000. Demand for disk drives grew rapidly during the mid-1990s, and industry forecasts were for continued strong growth. Along with many of our competitors (both independent disk manufacturers and captive disk manufacturers owned by vertically integrated disk drive customers), in 1996 we committed to expansion programs and substantially increased media manufacturing capacity in 1997. In 1997, the rate of growth in demand for disk drives fell. Disk drive manufacturers abruptly reduced orders for media from independent suppliers and relied more heavily on internal capacity to supply a larger proportion of their media requirements. The media industry's capacity expansion, coupled with the decrease in the rate of demand growth, resulted in excess media production capacity. This excess media production capacity caused sharp declines in average selling prices for disk products as independent suppliers struggled to utilize their capacity.

     In addition to adversities caused by the excess supply of media, 1998 was a year of tremendous transition for our company and the disk drive industry. By the end of 1998, most disk drives were manufactured with advanced, magneto-resistive, or MR, media and recording heads. This transition to MR components led to significant, unprecedented increases in areal density and, therefore, the amount of data that can be stored on a single disk platter. Increased storage capacity per disk allows drive manufacturers to offer lower-priced disk drives by incorporating fewer components into their disk drives. Because of this lower disk-per-drive ratio, demand for disks was relatively flat during the period from 1997 - 2000, resulting in substantial excess disk production capacity. The significant amount of captive capacity employed by certain disk drive manufacturers also continued to reduce the market opportunities for independent disk suppliers such as our company.

     In April 1999, we purchased the assets of Western Digital's media operation. Additionally, we signed a volume purchase agreement with Western Digital under which we agreed to supply a substantial portion of Western Digital's media needs over the next three years. Due to weak unit demand, we closed the former Western Digital media operation at the end of June 1999, nearly fifteen months ahead of our original transition plan.

     Following the closure of the former Western Digital media operation at the end of June 1999, in July 1999 we announced that we would reduce the size of our U.S. operations further in response to the poor industry conditions. In August 1999, we announced that we would cease volume production of finished disks in the U.S., close two manufacturing facilities in San Jose, California, and institute staged work force reductions that would affect 980 people by the end of 1999. We recorded a restructuring charge of $139.3 million in the third quarter for the write-off of equipment and leasehold improvements in the U.S. production facilities scheduled for closure and for severance pay related to the reorganization of our U.S. operations.

     In October 2000, we merged with HMT. The merger was accounted for under purchase accounting rules. The Company's consolidated financial statements include the operating results of HMT in the fourth quarter of 2000.

     In December 2000, we implemented a restructuring plan to cease KMT's manufacturing operations in Santa Rosa, California in May 2001. A portion of the location will be retained as a research and development center.

     After we complete the phase out of volume production, our California sites will be solely focused on activities related to research, process development, and product prototyping. Our selling, general and administrative functions also remain in California. We believe that the shift of high volume production to our cost-advantaged Malaysian manufacturing plants will improve our overall cost structure, result in lower unit production costs, and improve our ability to respond to the continuing price pressures in the disk industry.

  Net Sales

     Net sales for 2000 increased to $358.5 million, up 8% from $331.9 million in 1999. The increase was due to a combination of a 26% increase in unit sales volume and a 18% decrease in the overall average selling price. Unit shipments in 2000 were 50.2 million disks, versus 39.8 million in 1999. Shipments in 2000 included 3.3 million disks sold by HMT in the fourth quarter.

     Distribution sales of product manufactured by AKCL were $5.6 million in 2000 compared to less than $0.1 million in 1999. No future AKCL distribution sales are expected, as AKCL will close its operations by the end of March 2001.

     During 2000, sales to Western Digital accounted for approximately 50% of consolidated net sales. Sales to Maxtor accounted for 28% of consolidated net sales and sales to Seagate Technology accounted for 17% of consolidated net sales. In 1999, sales to Western Digital accounted for approximately 71% of consolidated net sales and sales to Maxtor accounted for 16% of consolidated net sales. Net sales to each of our other customers were less than 10% during 2000 and 1999. We expect to continue to derive a substantial portion of our sales from Western Digital and from a few other customers. The distribution of sales among customers may vary from quarter to quarter based on the match of our product capabilities with specific disk drive programs of customers. However, as a result of the April 1999, acquisition of Western Digital's media operation and related volume purchase agreement, we expect our sales to remain highly dependent upon Western Digital's performance in the disk drive industry.

  Gross Margin

     The overall gross margin for 2000 was 9.8%, compared to a gross loss of 6.8% in 1999. The improvement in the gross margin in 2000 was mainly due to an increase in unit production, a reduction in fixed costs due to a full year of the effects of the 1999 restructuring activities, offset by a decline in average selling prices and the addition of certain excess capacity costs due to the HMT merger. The decline in the overall average selling price had a negative impact of 20.4% on gross margin. However, unit production increased 22.9% in 2000 relative to 1999, and 5.9% of the increase was due to the HMT merger.

     Reductions in equipment and facilities related costs, including depreciation, and payroll related costs had the most significant positive impact on the 2000 gross margin compared to 1999. On a consolidated basis, reductions in equipment and facilities related costs had a positive impact on the gross margin in 2000 of 8.2%, net of a negative 1.7% impact from additional HMT costs. Reductions in payroll-related costs had a positive impact on the gross margin in 2000 of 5.2%, net of a negative 3.5% impact from additional HMT costs.

  Operating Expenses

     Research, development and engineering expenses were $35.3 million in 2000, down $9 million from $44.3 million in 1999. The decrease is primarily due to a decrease of $6.8 million in payroll and related costs and lower facility and equipment costs of $2.7 million, primarily due to having a full year of benefit from the 1999 restructuring activities, somewhat offset by additional R&D costs of $1.9 million related to the HMT merger.

     Selling, general, and administrative expenses were $16.3 million in 2000, down $2.6 million from $18.9 million in 1999. The decrease primarily reflected lower marketing and administrative payroll and payroll-related expenses, somewhat offset by higher discretionary bonus expenses and the addition of expenses related to the HMT merger.

     Amortization of intangible assets was $16.4 million in 2000, down $.9 million from $17.3 million in 1999. Fiscal year 2000 charges included $10.2 million of goodwill associated with the acquisition of assets from Western Digital, and $6.2 million of goodwill amortization associated with the HMT merger.

  Operating Expenses Associated With Western Digital Acquisition

     In 2000, we recorded $10.2 million ($17.3 million in 1999) of amortization of intangibles related to the goodwill associated with the Company's acquisition of Western Digital's media operation. This acquisition was recorded in the second quarter of 1999 as a business combination using the purchase method of accounting. Under this method we recorded the following (in millions):

Purchase Price Paid:
  Common Stock..............................................  $ 34.6
  Note Payable..............................................    21.2
                                                              ------
Total Costs.................................................  $ 55.8
                                                              ======
Assets Acquired:
  Goodwill..................................................  $ 79.2
  Volume Purchase Agreement.................................     4.7
  Equipment.................................................     5.3
  Inventory.................................................     2.1
Liabilities Assumed:
  Remaining Lease Obligations for Equipment Removed from
     Service................................................   (26.5)
  Facility Closure Costs....................................    (5.6)
  Purchase Order Cancellation Liabilities...................    (2.6)
  Other Liabilities.........................................    (0.8)
                                                              ------
Net Assets Acquired.........................................  $ 55.8
                                                              ======

     We recognized goodwill and other intangibles in connection with the acquisition of the Western Digital media operation in the amount of $83.9 million. Goodwill reflects the difference between the fair value of the net assets acquired and consideration paid. Under purchase accounting rules we also recorded liabilities that increased the amount of goodwill recognized. These liabilities included estimated costs for the closure of the former Western Digital media operation as well as costs related to the remaining lease obligations for equipment taken out of service due to the closure.

     In 1999 and 2000, we paid a total of $28.3 million against liabilities arising from this transaction, including equipment lease obligations ($19.0 million), rent ($1.9 million), property taxes ($1.4 million) and other liabilities ($6.0 million). At December 31, 2000, the current portion of the equipment lease obligations was approximately $6.8 million and the long-term portion of the equipment lease obligations was approximately $0.6 million.

     Based on reduced cash flow expectations influenced by continuing difficult market conditions through the end of the third quarter of 1999, we recorded an impairment charge of approximately $44.3 million to write down the goodwill balance. This charge was recorded on the Statement of Operations on the line captioned "Restructuring/impairment charges." The fair value of the goodwill as of the end of the third quarter of 1999 was determined based on the discounted cash flows resulting from expected sales volumes to WDC through the remaining period of the volume purchase agreement. This charge, combined with the goodwill amortization through December 31, 2000, reduced the goodwill balance to approximately $12.8 million. The goodwill is being amortized over the three-year term of our volume purchase agreement with Western Digital.

     We will perform future impairment assessments if events or changes in circumstances indicate that the carrying amount of the goodwill may not be fully recoverable. If such assessments indicate the carrying value of the goodwill will not be recoverable, as measured based on the discounted cash flow method, the carrying amount will be adjusted to fair value. The discounted cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time.

  Operating Expenses Associated with HMT Merger

     In connection with the HMT merger, in the fourth quarter of 2000, we implemented a reorganization plan which included the cessation of former HMT manufacturing operations in Fremont, California and Eugene, Oregon, and a reduction in the related workforce. These closures are expected to be completed by the end of the second quarter of 2001. A portion of the production equipment in these locations is being relocated to our low-cost Malaysian factories.

     In accordance with the merger agreement, each issued and outstanding share of HMT stock was converted into 0.9094 shares of our common stock for a total of
42.8 million shares. In addition, we assumed options to purchase HMT common stock and reserved 4.4 million shares of our common stock for issuance upon the exercise of the assumed options. The merger has been accounted for in the fourth quarter of fiscal 2000 as a business combination using the purchase method of accounting. The Company's consolidated financial statements include the operating results of HMT subsequent to October 2, 2000.

     The total purchase cost is as follows (in millions):

Value of common shares issued...............................  $128.2
Assumption of HMT options...................................     6.8
Transaction costs and expenses..............................     9.0
                                                              ------
Total costs.................................................  $144.0
                                                              ======

     The purchase price allocation, which is subject to change within one year from the merger date, is as follows (in millions):

Tangible net assets acquired................................  $ 52.3
Goodwill....................................................    99.1
Intangible assets...........................................    10.5
Costs to exit certain business activities...................   (17.9)
                                                              ------
Net purchase price allocation...............................  $144.0
                                                              ======

     We recognized goodwill and other intangibles in connection with the merger in the amount of $109.6 million. Goodwill reflects the difference between the fair value of the net assets acquired and consideration paid. We are amortizing goodwill over seven years and the other intangibles generally over four to five years on a straight-line basis.

     Property, plant, and equipment were valued under purchase accounting rules at fair value. Land and buildings currently being actively marketed for sale are valued at a fair value of $70.4 million. It is anticipated that the land and buildings will be sold in the second half of fiscal 2001.

     Under purchase accounting rules, we also recorded liabilities that include $12.2 million for estimated severance pay associated with termination of approximately 980 employees and $5.7 million for estimated facility closure costs for the closure of certain former HMT U.S. manufacturing operations. Payments against these liabilities are expected to be paid by the fourth quarter of 2001. In 2000, $1.3 million of payments were made against these liabilities.

  Restructuring Expenses

     We recorded restructuring/impairment charges of $5.3 million in 2000, $188.0 million in 1999 and $187.8 million in 1998.

     During the third quarter of 1997, we implemented a restructuring plan involving the consolidation of our U.S. manufacturing operations. We recorded a $52.2 million restructuring charge which included $3.9 million for severance costs associated with approximately 330 terminated employees (all in the U.S. and predominately all from the manufacturing area), $33.0 million for the write-down of the net book value of excess equipment and disposed of leasehold improvements, $10.1 million related to equipment order cancellations and other equipment-related costs, and $5.2 million for facility closure costs. Non-cash items included in the restructuring charge totaled approximately $33.0 million.

     In the second quarter of 1998, we implemented a restructuring plan which included a reduction in our U.S. and Malaysian workforce and the cessation of operations at our oldest San Jose, California plant. We recorded a restructuring charge of $187.8 million, which included $4.1 million for severance costs (approximately 170 employees, predominately in the U.S. and 69% from the manufacturing area, 27% from the engineering area and 4% from the sales, general and administrative area.), $5.9 million related to equipment order cancellations and other equipment related costs, and $2.8 million for facility closure costs. The asset impairment component of the charge was $175.0 million and effectively reduced asset valuations to reflect the economic effect of industry price erosion for disk media and the projected under-utilization of the Company's production equipment and facilities. The fair value of these assets was determined based upon the estimated future cash flows to be generated by the assets, discounted at a market rate of interest (15.8%). The cash component of the total charge was $12.8 million. Non-cash items in the restructuring/impairment charge totaled $175.0 million.

     We incurred lower facility closure costs than anticipated in the restructuring charges. The oldest Milpitas, California plant was sublet sooner than anticipated and we reached a lease termination agreement with our landlord on the second Milpitas plant in the third quarter of 1998. As a result, we avoided expected future rent payments and the cost of renovating the facility to its original lease condition. Additionally, we decided not to close our oldest San Jose, California, facility at the expiration of its lease. As a result, we did not incur costs to restore the facility to its original lease condition as contemplated in the restructuring charge. Higher than expected costs for equipment order cancellations offset the lower facility closure costs. At December 31, 2000, no liabilities associated with the 1997 and 1998 restructurings remained.

     The following tables summarize these restructuring activities:

                               WRITEDOWN NET BOOK    EQUIPMENT ORDER
                               VALUE OF EQUIPMENT   CANCELLATIONS AND   FACILITY
                                 AND LEASEHOLD        OTHER RELATED     CLOSURE    SEVERANCE
                                  IMPROVEMENTS            COSTS          COSTS       COSTS     TOTAL
                               ------------------   -----------------   --------   ---------   ------
                                                           (IN MILLIONS)
1997 Restructuring Reserve
Expensed in 1997.............        $ 33.0               $10.1          $ 5.2       $ 3.9     $ 52.2
Charged to Reserve...........         (33.0)               (4.2)          (0.3)       (3.4)     (40.9)
                                     ------               -----          -----       -----     ------
Balance at December 28,
  1997.......................            --                 5.9            4.9         0.5       11.3
Charged to Reserve...........            --                (7.9)          (1.9)       (0.4)     (10.2)
Adjustment to Reserve........            --                 5.5           (3.0)       (0.1)       2.4
                                     ------               -----          -----       -----     ------
Balance at January 3, 1999...            --                 3.5             --          --        3.5
Charged to Reserve...........            --                (1.7)            --          --       (1.7)
                                     ------               -----          -----       -----     ------
Balance at January 2, 2000...            --                 1.8             --          --        1.8
Adjustment to Reserve........            --                (0.2)            --          --       (0.2)
Charged to Reserve...........            --                (1.6)            --          --       (1.6)
                                     ------               -----          -----       -----     ------
Balance at December 31,
  2000.......................        $   --               $  --          $  --       $  --     $   --
                                     ======               =====          =====       =====     ======

                                                    EQUIPMENT ORDER
                                    ASSET          CANCELLATIONS AND   FACILITY
                                  IMPAIRMENT         OTHER RELATED     CLOSURE    SEVERANCE
                                    CHARGE               COSTS          COSTS       COSTS      TOTAL
                              ------------------   -----------------   --------   ---------   -------
                                                           (IN MILLIONS)
1998 Restructuring Reserve
Expensed in 1998............       $ 175.0               $ 5.9          $ 2.8       $ 4.1     $ 187.8
Charged to Reserve..........        (175.0)               (5.1)            --        (4.5)     (184.6)
Adjustment to Reserve.......            --                  --           (2.8)        0.2        (2.6)
                                   -------               -----          -----       -----     -------
Balance at January 3,
  1999......................            --                 0.8             --        (0.2)        0.6
Reallocated Reserve.........            --                (0.2)            --         0.2          --
                                   -------               -----          -----       -----     -------
Balance at January 2,
  2000......................            --                 0.6             --          --         0.6
Adjustment to Reserve.......            --                (0.6)            --          --     $  (0.6)
                                   -------               -----          -----       -----     -------
Balance at December 31,
  2000......................       $    --               $  --          $  --       $  --     $    --
                                   =======               =====          =====       =====     =======

     In the second quarter of 1999, we recorded restructuring charges of $4.3 million. This restructuring charge primarily related to severance pay associated with 400 terminated employees (all in the U.S. and predominately all from the manufacturing area). The entire $4.3 million was paid out to the employees during the second and third quarters of 1999.

     In the third quarter of 1999, we implemented a restructuring plan based on an evaluation of the size and location of our existing production capacity relative to the short-term and long-term market demand outlook. Under the 1999 restructuring plan, we decided to close our U.S. manufacturing operations in San Jose, California. The restructuring actions resulted in a charge of $139.3 million and included $98.5 million for leasehold improvements and equipment write-offs, $17.7 million for future liabilities under non-cancelable equipment leases associated with equipment no longer being used, $15.6 million for severance pay associated with approximately 980 terminated employees (all in the U.S. and predominately all from the manufacturing area), and $7.5 million in plant closure costs. Non-cash items included in the restructuring charge totaled approximately $98.5 million.

     The following table summarizes these 1999 restructuring activities:

                               WRITEDOWN NET BOOK   LIABILITIES UNDER
                               VALUE OF EQUIPMENT    NON-CANCELABLE     FACILITY
                                 AND LEASEHOLD          EQUIPMENT       CLOSURE    SEVERANCE
                                  IMPROVEMENTS           LEASES          COSTS       COSTS      TOTAL
                               ------------------   -----------------   --------   ---------   -------
                                                            (IN MILLIONS)
Expensed in 1999.............        $ 98.5               $17.7          $ 7.5      $ 19.9     $ 143.6
Charged to Reserve...........         (98.5)               (3.9)          (3.0)      (15.1)     (120.5)
                                     ------               -----          -----      ------     -------
Balance at January 2, 2000...            --                13.8            4.5         4.8        23.1
Adjustment to Reserve........           2.4                  --           (3.7)       (0.7)       (2.0)
Charged to Reserve...........          (2.4)               (7.5)          (0.8)       (4.1)      (14.8)
                                     ------               -----          -----      ------     -------
Balance at December 31,
  2000.......................        $   --               $ 6.3          $ 0.0      $  0.0     $   6.3
                                     ======               =====          =====      ======     =======

     At December 31, 2000, $6.3 million related to the 1999 restructuring activities remained in current liabilities. In 2000 and 1999, we made cash payments totaling $36.8 million. The writedown of net book value of equipment and leasehold improvements was increased by $2.4 million during 2000 for additional equipment that was determined unusable due to the restructure. The facility closure liability was reduced by approximately $3.7 million in 2000 due to successfully terminating the leases on manufacturing facilities and subleasing the administrative facility earlier than originally expected. The severance costs liability was reduced by $0.7 million due to lower than expected payments. Cash outflows of approximately $0.2 million associated with severance pay and closure costs will occur in the first quarter of 2001. Cash payments of approximately $6.1 million under the equipment leases will be made monthly through mid-2002.

     In December 2000, we implemented a restructuring plan to cease manufacturing operations at KMT in the U.S. in May 2001. This restructuring action resulted in a charge of $8.0 million, which included

$4.5 million associated with the write-down of equipment and leasehold improvements, $2.6 million of severance pay associated with eliminating approximately 160 positions (primarily in manufacturing), and $0.9 million associated with related facility closure costs. No payments were made in 2000 related to this restructuring charge.

     The following table summarizes 2000 restructuring activities related to
KMT:

                                               WRITEDOWN NET BOOK
                                               VALUE OF EQUIPMENT   FACILITY
                                                 AND LEASEHOLD      CLOSURE    SEVERANCE
                                                  IMPROVEMENTS       COSTS       COSTS     TOTAL
                                               ------------------   --------   ---------   -----
                                                                 (IN MILLIONS)
Expensed in 2000, and balance at December 31,
  2000.......................................         $4.5            $0.9       $2.6      $8.0
                                                      ====            ====       ====      ====

Our 2000 financial results reflect a charge for all restructuring activities of $5.3 million, which reflects an $8.0 million charge related to KMT, plus a net $2.7 million reversal of charges previously accrued for the 1997, 1998, and 1999 restructures.

  Interest Income/Expense

     Interest income declined by $1.1 million (21.3%) in 2000 compared to 1999, primarily due to lower average investment balances during the first three quarters of 2000.

     Interest expense increased by $22.1 million in 2000 compared to 1999 due to several factors. We recorded $10.6 million of accretion on the value of the HMT debt in the fourth quarter of 2000. As part of the purchase price allocation associated with the HMT merger, the HMT debt was valued at its fair market value, which was $138.0 million lower than the face value of the debt. The $138.0 million discount is being accreted over the remaining life of the debt of thirteen quarters. We also recorded $3.0 million in interest expense on the HMT debt in the fourth quarter of 2000.

     In addition, our interest expense increased in 2000 compared to 1999 as a result of an increase of $2.9 million in interest on our bank debt, $1.9 million in loan fee amortization, $1.5 million in warrant amortization and an increase of $1.3 million on the Western Digital debt. The increase in interest on the bank debt was the result of higher interest rates partially offset by lower principal balances.

  Income Taxes

     In 2000, we recorded an income tax benefit of $5.2 million, primarily related to the expiration of a statutory period to audit our state tax returns, net of foreign withholding taxes on royalty and interest payments and foreign taxes of subsidiaries. In February 2000, we obtained favorable resolution of various federal tax return audits which had been in process as of the fiscal year ended January 2, 2000. These audits were resolved with no taxes owed by us. As a result, the related income tax liability as of January 2, 2000, was reduced by $27.0 million, and the provision for income taxes for the fourth quarter of 2000 and the year ended 1999 reflect this adjustment. Our income tax benefit of approximately $25.8 million for 1999 primarily represents the above mentioned adjustment, net of foreign withholding taxes.

     Komag USA (Malaysia) Sdn., or KMS, our wholly-owned thin-film media operation in Malaysia, was granted an extension of its initial tax holiday by the Malaysian government for a period of five years commencing in July, 1998. KMS has also been granted an additional ten-year tax holiday for its second and third plant sites in Malaysia. The government determined in the third quarter of 1999 that earnings from the second and third plant sites will be tax free through 2001. The remaining period of the ten-year holiday will be reassessed in 2001 based on achieving certain investment criteria. In 2000, the tax holiday reduced our net loss by approximately $8.8 million. The tax holidays had no impact on our 1999 net loss.

  Minority Interest in Consolidated Subsidiary

     The minority interest in the net loss of consolidated subsidiary during 2000 represented Kobe Steel USA Holdings Inc.'s, or Kobe USA, share of Komag Material Technology, Inc.'s, or KMT, net loss. KMT recorded a net loss of $12.7 million (including an $8.0 million restructuring charge) in 2000 and $1.1 million in 1999.

  Equity in Unconsolidated Joint Venture

     We own a 50% interest in AKCL and record our share of AKCL's net income
(loss) as equity in net income (loss) of unconsolidated joint venture. We recorded a loss of $1.4 million as our equity in AKCL's loss in the first quarter of 1999. This reduced our investment in AKCL down to zero. During the remainder of 1999 we did not record $2.6 million in losses and in 2000 we did not record $17.1 million in losses, as these amounts would have reduced the net book value of the investment in AKCL below zero. In 2000, AKCL announced that it will suspend operations effective March, 2001, after fulfilling certain customer orders. We have no commitments related to AKCL's debt, or any of AKCL's remaining business activities.

1999 VERSUS 1998

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

     During 1999, sales to Western Digital accounted for approximately 71% of consolidated net sales and sales to Maxtor accounted for approximately 16% of consolidated net sales. During 1998, sales to Western Digital accounted for approximately 43% of consolidated net sales. Sales to Maxtor accounted for 25% of consolidated net sales and sales to IBM accounted for 18% of consolidated net sales. As a result of the April 1999, acquisition of Western Digital's media operation and related volume purchase agreement, our sales are expected to remain highly dependent upon Western Digital's performance in the disk drive industry.

  Gross Margin

     We incurred a negative gross margin percentage of 6.8% in 1999 compared to a negative gross margin percentage of 19.1% in 1998. Unit production increased 15.7% in 1999 relative to 1998; however, the Company continued to operate below capacity in 1999. The 1999 gross margin benefited from a full year of the effects of the 1998 restructuring/impairment charges as well as a partial year from the 1999 restructuring. Improvements in manufacturing yields (9.2% gross margin impact), material and operating supply costs (8.6% gross margin impact), and lower depreciation expense (4.1% gross margin impact) had the most significant positive impact on the 1999 gross margin compared to 1998. The effect of these manufacturing cost reductions more than offset the effect of the decline in the overall average selling price on our gross margin (17.6%).

  Operating Expenses

     Research, development and engineering expenses decreased 28.2%, $17.4 million, in 1999 relative to 1998. Decreased R&D staffing and lower facility and equipment costs, primarily due to the 1998 asset impairment charges and the 1999 restructuring charges, accounted for most of the decrease in R&D expenses. SG&A expenses decreased $0.9 million in 1999 compared to 1998. The decrease in SG&A expenses was mainly due to lower payroll and fixed costs of $3.0 million, primarily as a result of the third quarter 1999 restructuring charges, somewhat offset by an increase in bonus expense of $1.4 million and higher provisions for bad debt of $0.7 million.

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

  Income Taxes

     In February 2000, we obtained favorable resolution of various federal tax return audits which had been in process as of the fiscal year ended January 2, 2000. These audits were resolved with no taxes owed by us. As a result, the related income tax liability as of January 2, 2000 was reduced by $27.0 million and the provision for income taxes for the fourth quarter and year ended 1999 reflect this adjustment. Our income tax benefit of approximately $25.8 million for 1999 primarily represents the aforementioned adjustment, net of foreign withholding taxes.

     KMS, our wholly-owned thin-film media operation in Malaysia, was granted an extension of its initial tax holiday by the Malaysian government for a period of five years commencing in July, 1998. KMS has also been granted an additional ten-year tax holiday for its second and third plant sites in Malaysia. The government determined in the third quarter of 1999 that earnings from the second and third plant sites will be tax-free through 2001. The remaining period of the ten-year holiday will be reassessed in 2001 based on achieving certain investment criteria. The tax holidays had no impact on either our 1999 or 1998 net loss.

  Minority Interest in Consolidated Subsidiary/Equity in Unconsolidated Joint Venture

     The minority interest in the net income (loss) of consolidated subsidiary during 1999 represented Kobe USA's share of KMT's net income (loss). KMT recorded a net loss of $1.1 million and net income of $2.7 million in 1999 and 1998, respectively.

     We own a 50% interest in AKCL. We recorded a loss of $1.4 million as its equity in AKCL's net loss for 1999, compared to a net loss of $27.0 million recorded for 1998. During 1999, we did not record $2.6 million in losses, as it would have reduced the net book value of the investment in AKCL below zero. AKCL announced that it will cease operations, after an orderly wind-down period, in March, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and short-term investments were $80.7 million at the end of 2000, an increase from $69.5 million at the end of 1999. Consolidated operating activities provided $23.4 million in cash in 2000. The primary components of this change include the following:

     - The 2000 net loss of $68.1 million (net of non-cash depreciation and amortization of $91.5 million and other net non-cash charges of $9.3 million) provided $32.7 million in cash;

     - Receivables generated $9.6 million in cash, primarily as a result of the HMT merger. HMT receivables declined significantly over the fourth quarter of 2000 due to the timing of sales and collection of accounts receivable;

     - Inventories generated $15.1 million in cash due to a company-wide effort to manage and reduce inventory balances;

     - Restructuring activity used $13.0 million in cash, primarily due to the payments made related to the restructuring liabilities, offset by the recording of the 2000 restructuring charges;

     - Other liabilities consumed $13.6 million, primarily due to payments for equipment leases and building exit costs associated with the 1999 Western Digital acquisition;

     - Other operating assets and liabilities consumed $7.4 million in cash during 2000.

     Consolidated investing activities provided $9.1 million in cash. Acquisitions of property, plant, and equipment used $29.3 million. Net proceeds from short-term investments provided $12.1 million and the merger with HMT provided $23.3 million. Other investing activities provided $3.0 million in cash.

     Consolidated financing activities used $26.6 million in cash. The payment of debt in 2000 used $30.0 million and the sale of common stock provided $3.4 million.

     Working capital improved by $25.5 million in 2000, primarily the result of:

     - a $43.3 million reduction of short-term debt;

     - a $11.2 million reduction of restructuring liabilities;

     - a $11.1 million increase in cash and cash equivalents and short-term investments;

     - offset by a $17.9 million accrual for costs to exit certain business activities related to the HMT merger, and an increase of $22.8 million in other liabilities.

     Current noncancellable capital commitments total approximately $17.4 million. Total capital expenditures for 2001 are currently planned at approximately $30 million. The 2001 capital spending plan primarily includes costs for projects designed to improve yield and productivity as well as costs for the installation of certain production equipment to be transferred from the closing U.S. manufacturing plants to Malaysia.

     In March 2000, we entered into an agreement with an institutional investor to sell up to $20 million of common stock. The shares of common stock will be sold pursuant to a private equity line of credit, under which we may exercise "put options" to sell shares for a price equal to 90%, 92% or 94% of market. The shares may be sold periodically in maximum increments of $1.5 million to $3.5 million over a period of up to thirty months. Upon signing the agreement, we issued warrants to the investor to acquire 80,000 shares of common stock at a price of 125% of market. The warrants are exercisable over a three-year period beginning in August 2000. As of December 31, 2000, no shares of common stock were sold under this agreement.

     At January 2, 2000, we had $260.0 million in senior debt outstanding. In June 2000, we entered into a senior unsecured loan restructure agreement with our lenders, and entered into a separate subordinated unsecured convertible debt agreement with other creditors. As a result, as of December 31, 2000 we had $216.7 million in senior debt outstanding that matures in June 2001, and $9.3 million of convertible debt that matures in 2005. In connection with the restructure agreement, we issued warrants to purchase up to 3 1/2% of our common stock. Upon completion of the HMT merger in the fourth quarter of 2000, our debt increased with HMT's convertible debt due in January 2004. The principal amount of these notes is $230.0 million.

     We will need to further restructure our debt obligations within the next few months and raise additional funds for capital expenditures, working capital, and research and development. We are currently in negotiations with our senior lenders, and are actively considering other financing options. During 1999 we spent $32.0 million and during 2000 we spent $29.3 million on property, plant and equipment. In 2001, we plan to spend approximately $30.0 million on property, plant and equipment. We believe that in order to achieve our long-term growth objectives and maintain and enhance our competitive position, such additional financial resources will be required. We may not be able to secure such financial resources on commercially reasonable terms. If we are unable to obtain adequate financing, we may be required to significantly reduce or possibly suspend our operations, and/or to sell additional securities on terms that would be highly dilutive to current stockholders.

     In May 2000, at our annual meeting of stockholders, we received authorization to sell and issue up to $250,000,000 of common stock in equity or equity-linked private transactions from time to time through June 30, 2001 at a price below book value but at or above the then current market value of our common stock. In September 2000, our stockholders approved at a Special Meeting a proposal to increase the amount of common stock we are authorized to issue from 150,000,000 to 250,000,000 shares.

OTHER

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS
133). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. This statement was effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and we will adopt it for our fiscal year 2001. Because of our minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or on our financial position.

ITEM 7A. FINANCIAL MARKET RISKS

     We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We currently do not utilize derivative financial instruments to hedge such risks.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $0.1 million decrease (less than .1%) in the fair value of our available-for-sale securities.

     We have approximately $216.7 million in senior debt outstanding, which bears interest at prime plus 1.25%, and which matures in June 2001. A hypothetical 100 basis point increase in interest rates would result in approximately $2.2 million of additional interest expense per year.

     We also have approximately $9.3 million of convertible debt which bears interest at 8%, and which matures in February 2005. In connection with restructuring this debt, we issued warrants to purchase up to 3 1/2% of its common stock. A hypothetical 100 basis point increase in interest rates would result in approximately $.1 million of additional interest expense per year.

     We have a $30.1 million note payable in connection with the purchase of Western Digital's assets in 1999. This note bears interest at 4.9%, which compounds quarterly, and matures in April 2002. We discounted the principal amount of the subordinated note payable to $21.2 million based on our estimated incremental borrowing rate at the time of the acquisition of 18% for this class of financial instrument. A hypothetical 100 basis point increase in interest rates would result in approximately $1.3 million of additional interest expense per year.

     We have $230.0 million of convertible subordinated notes outstanding, which are due in January 2004, as a result of the merger with HMT. The notes bear interest at 5 3/4% payable on January 15 and July 15, and mature in January 2004. Under accounting rules for business combinations accounted for under the purchase method, these notes were valued at their fair market value of $92.0 million at October 2, 2000, and will be accreted back up to the face value of $230 million through January 2004. At December 31, 2000, the carrying value of the notes was $102.6 million. A hypothetical 100 basis point increase in interest rates would result in approximately $2.3 million of additional interest expense per year.

     We have not hedged our exposure to fluctuations in the base interest rate.

     We may enter into foreign currency forward exchange contracts to reduce the impact of currency fluctuations on firm purchase order commitments for equipment and construction-in-process. Gains and losses on these foreign currency investments would generally be offset by corresponding losses and gains on the related hedging instruments, resulting in immaterial net exposure to us.

     A substantial majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into these transactions in other currencies, primarily, the Malaysian ringgit. Since late 1998, the ringgit has been pegged at a conversion rate of 3.8 Malaysian ringgit to the U.S. dollar. If the pegging is lifted in the future, we will evaluate whether or not we will enter any hedging contracts for the Malaysian ringgit. Based on 2000 expenses that were denominated in Malaysian ringgit, an adverse change in exchange rates (defined as 20% in the Malaysian ringgit to U.S. dollar rate) would result in a decline in income before taxes of approximately $6.5 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                              KOMAG, INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors...........   36
Consolidated Statements of Operations, 2000, 1999, and
  1998......................................................   37
Consolidated Balance Sheets, 2000 and 1999..................   38
Consolidated Statements of Cash Flows, 2000, 1999, and
  1998......................................................   39
Consolidated Statements of Stockholders' Equity, 2000, 1999,
  and 1998..................................................   40
Notes to Consolidated Financial Statements..................   41

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Komag, Incorporated

     We have audited the accompanying consolidated balance sheets of Komag, Incorporated as of December 31, 2000, and January 2, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Komag, Incorporated at December 31, 2000, and January 2, 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming that Komag, Incorporated will continue as a going concern. As more fully described in
Note 1, the Company has incurred recent operating losses and has significant debt maturing in the short-term. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          Ernst & Young LLP
San Jose, California
January 29, 2001

                              KOMAG, INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   FISCAL YEAR ENDED
                                                           ----------------------------------
                                                             2000        1999         1998
                                                           --------    ---------    ---------
Net sales to unrelated parties...........................  $175,957    $ 148,299    $ 328,883
Net sales to related parties (see Notes 13 and 14).......   182,506      183,647           --
                                                           --------    ---------    ---------
     Net sales...........................................   358,463      331,946      328,883
Cost of sales (see Notes 12 and 13)......................   323,475      354,655      391,635
                                                           --------    ---------    ---------
     Gross profit (loss).................................    34,988      (22,709)     (62,752)
Operating expenses:
  Research, development and engineering..................    35,309       44,254       61,637
  Selling, general and administrative....................    16,251       18,889       19,762
  Amortization of intangibles............................    16,430       17,272           --
  Restructuring/impairment charges.......................     5,293      187,965      187,768
                                                           --------    ---------    ---------
                                                             73,283      268,380      269,167
                                                           --------    ---------    ---------
     Operating loss......................................   (38,295)    (291,089)    (331,919)
Other income (expense):
  Interest income........................................     4,085        5,189        8,804
  Interest expense.......................................   (45,428)     (23,319)     (19,212)
  Other, net.............................................        72        1,552        4,853
                                                           --------    ---------    ---------
                                                            (41,271)     (16,578)      (5,555)
                                                           --------    ---------    ---------
     Loss before income taxes, minority interest, equity
       in joint venture loss, and extraordinary gain.....   (79,566)    (307,667)    (337,474)
Provision (benefit) for income taxes.....................    (5,188)     (25,808)       1,315
                                                           --------    ---------    ---------
     Loss before minority interest, equity in joint
       venture loss, and extraordinary gain..............   (74,378)    (281,859)    (338,789)
Minority interest in net income (loss) of consolidated
  subsidiary.............................................    (2,548)        (212)         544
Equity in net loss of unconsolidated joint venture.......        --       (1,402)     (27,003)
                                                           --------    ---------    ---------
     Loss before extraordinary gain......................   (71,830)    (283,049)    (366,336)
Extraordinary gain.......................................     3,772           --           --
                                                           --------    ---------    ---------
     Net loss............................................  $(68,058)   $(283,049)   $(366,336)
                                                           ========    =========    =========

Basic and diluted loss per share before extraordinary
  gain...................................................  $  (0.93)   $   (4.54)   $   (6.89)
                                                           ========    =========    =========
Basic and diluted extraordinary gain per share...........      0.05           --           --
                                                           ========    =========    =========
Basic and diluted net loss per share.....................  $  (0.88)   $   (4.54)   $   (6.89)
                                                           ========    =========    =========
Number of shares used in basic and diluted
  computations...........................................    77,177       62,291       53,169

                See notes to consolidated financial statements.

                              KOMAG, INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 FISCAL YEAR END
                                       ASSETS                 ----------------------
                                                                2000         1999
                                                              ---------    ---------
Current assets
  Cash and cash equivalents.................................  $  71,067    $  65,116
  Short-term investments....................................      9,597        4,410
  Accounts receivable (including $19,498 and $25,971 due
    from related parties in 2000 and 1999) less allowances
    of $5,348 and $2,180 in 2000 and 1999, respectively.....     40,243       36,494
  Inventories:
    Raw materials...........................................      8,883        7,695
    Work-in-process.........................................      5,778        4,820
    Finished goods..........................................      6,781       10,503
                                                              ---------    ---------
        Total inventories...................................     21,442       23,018
  Prepaid expenses and deposits.............................      6,299        3,254
  Refundable income taxes...................................         --          815
  Deferred income taxes.....................................         --        3,767
                                                              ---------    ---------
        Total current assets................................    148,648      136,874
Investment in unconsolidated company........................     12,000           --
Property, plant and equipment
  Land......................................................      7,785        7,785
  Buildings.................................................    136,149      134,471
  Leasehold improvements....................................     31,931       36,656
  Furniture.................................................      7,517       10,980
  Equipment.................................................    497,233      630,221
                                                              ---------    ---------
                                                                680,615      820,113
  Less allowances for depreciation and amortization.........   (396,097)    (506,658)
                                                              ---------    ---------
        Net property, plant and equipment...................    284,518      313,455
  Land and buildings held for sale..........................     70,355           --
Goodwill and other net intangible assets, less allowances of
  $77,313 and $60,883 in 2000 and 1999, respectively........    116,131       22,996
Deposits and other assets...................................      1,409        2,546
                                                              ---------    ---------
                                                              $ 633,061    $ 475,871
                                                              =========    =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of long-term debt.........................  $ 216,740    $ 260,000
  Trade accounts payable....................................     29,014       21,474
  Accounts payable to related parties.......................      2,487        2,019
  Accrued compensation and benefits.........................     13,866       10,048
  Other liabilities.........................................     30,704       19,615
  Costs to exit certain business activities.................     17,927           --
  Income taxes payable......................................          6          109
  Restructuring liabilities.................................     14,277       25,490
                                                              ---------    ---------
        Total current liabilities...........................    325,021      338,755
Note payable to related party...............................     25,649       22,891
Convertible subordinated debt...............................    111,896           --
Deferred income taxes.......................................     11,813       20,045
Other long-term liabilities.................................      5,441       11,540
Minority interest in consolidated subsidiary................      1,380        3,927
Commitments
Stockholders' equity
  Preferred stock, $0.01 par value per share:
  Authorized -- 1,000 shares
  Common stock, $0.01 par value per share:
  Authorized -- 250,000 and 150,000 shares in 2000 and 1999
  Issued and outstanding 111,630 shares in 2000 and 65,875
    shares in 1999..........................................      1,116          659
  Additional paid-in capital................................    586,133      445,384
  Accumulated deficit.......................................   (435,967)    (367,909)
  Accumulated other comprehensive income....................        579          579
                                                              ---------    ---------
        Total stockholders' equity..........................    151,861       78,713
                                                              ---------    ---------
                                                              $ 633,061    $ 475,871
                                                              =========    =========

                See notes to consolidated financial statements.

                              KOMAG, INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     FISCAL YEAR ENDED
                                                              --------------------------------
                                                                2000       1999        1998
                                                              --------   ---------   ---------
OPERATING ACTIVITIES
Net loss....................................................  $(68,058)  $(283,049)  $(366,336)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................    75,064      92,634     116,682
  Amortization of intangibles...............................    16,430      17,272          --
  Extraordinary gain........................................    (3,772)         --          --
  Provision for losses on accounts receivable...............      (236)       (404)     (1,125)
  Interest accrual on long-term note payable................     4,312          --          --
  Accretion and amortization of interest on debt............    14,630          --          --
  Equity in net loss of unconsolidated joint venture........        --       1,402      27,003
  Loss on disposal of equipment.............................     3,615         424         481
  Impairment charge related to goodwill/property, plant and
    equipment...............................................        --      44,348     175,000
  Non-cash portion of restructuring charge related to
    write-off of property, plant and equipment..............        --      98,548          --
  Deferred income taxes.....................................    (6,859)    (28,403)        (59)
  Deferred rent.............................................       147      (1,890)        443
  Minority interest in net income (loss) of consolidated
    subsidiary..............................................    (2,548)       (212)        544
Changes in operating assets and liabilities:
  Accounts receivable.......................................     3,126      32,803      35,995
  Accounts receivable from related parties..................     6,473     (25,459)      3,594
  Inventories...............................................    15,103      12,771      33,138
  Prepaid expenses and deposits.............................    (3,537)      1,091        (659)
  Trade accounts payable....................................    (1,220)     (5,800)    (12,769)
  Accounts payable to related parties.......................       468         171      (5,245)
  Accrued compensation and benefits.........................    (2,830)     (5,496)      1,948
  Other liabilities.........................................   (13,566)     (5,443)       (342)
  Income taxes (payable) refundable.........................      (282)      1,376      22,433
  Restructuring liability...................................   (13,013)     21,362      (7,125)
                                                              --------   ---------   ---------
  Net cash provided by (used in) operating activities.......    23,447     (31,954)     23,601
INVESTING ACTIVITIES
Acquisition of property, plant and equipment................   (29,266)    (32,017)    (89,033)
Purchases of short-term investments.........................    (8,104)     (9,590)         --
Proceeds from short-term investments at maturity............    20,201       5,180          --
Proceeds from disposal of property, plant and equipment.....     1,384       2,240       5,449
Deposits and other assets...................................     1,596          58         912
Merger of business, net of cash acquired....................    23,282          --          --
                                                              --------   ---------   ---------
    Net cash provided by (used in) investing activities.....     9,093     (34,129)    (82,672)
FINANCING ACTIVITIES
Proceeds from long-term obligations.........................        --          --      15,000
Payment of debt.............................................   (30,000)         --          --
Sale of common stock, net of issuance costs.................     3,411       3,382       5,691
                                                              --------   ---------   ---------
    Net cash provided by (used in) financing activities.....   (26,589)      3,382      20,691
                                                              --------   ---------   ---------
Increase (decrease) in cash and cash equivalents............     5,951     (62,701)    (38,380)
Cash and cash equivalents at beginning of year..............    65,116     127,817     166,197
                                                              --------   ---------   ---------
    Cash and cash equivalents at end of year................  $ 71,067   $  65,116   $ 127,817
                                                              ========   =========   =========
Supplemental disclosure of cash flow information
  Cash paid for interest....................................  $ 25,638   $  20,159   $  19,683
  Cash refunded for income taxes............................  $   (726)  $     (39)  $ (21,017)

                See notes to consolidated financial statements.

                              KOMAG, INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                    RETAINED      ACCUMULATED
                                    COMMON STOCK     ADDITIONAL    EARNINGS/         OTHER
                                  ----------------    PAID-IN     (ACCUMULATED   COMPREHENSIVE
                                  SHARES    AMOUNT    CAPITAL       DEFICIT)        INCOME         TOTAL
                                  -------   ------   ----------   ------------   -------------   ---------
Balance at December 28, 1997....   52,794   $  528    $401,869     $  281,476       $ 2,311      $ 686,184
Net loss........................                                     (366,336)                    (366,336)
Accumulated translation
  adjustment....................                                                     (1,732)        (1,732)
                                                                                                 ---------
          Total comprehensive
            loss................                                                                  (368,068)
                                                                                                 ---------
Common stock issued under stock
  option and purchase plans.....    1,093       11       5,680                                       5,691
                                  -------   ------    --------     ----------       -------      ---------
Balance at January 3, 1999......   53,887      539     407,549        (84,860)          579        323,807
Net loss and comprehensive
  loss..........................                                     (283,049)                    (283,049)
Common stock issued under Asset
  Purchase Agreement............   10,783      108      34,465                                      34,573
Common stock issued under stock
  option and purchase plans.....    1,205       12       3,370                                       3,382
                                  -------   ------    --------     ----------       -------      ---------
Balance at January 2, 2000......   65,875      659     445,384       (367,909)          579         78,713
Net loss and comprehensive
  loss..........................                                      (68,058)                     (68,058)
Common stock issued in
  connection with merger........   42,775      428     134,593                                     135,021
Issuance of warrants for debt
  restructure...................                         2,774                                       2,774

Common stock issued under stock
  option and purchase plans, and
  private placement.............    2,980       29       3,382                                       3,411
                                  -------   ------    --------     ----------       -------      ---------
Balance at December 31, 2000....  111,630   $1,116    $586,133     $ (435,967)      $   579      $ 151,861
                                  =======   ======    ========     ==========       =======      =========

                See notes to consolidated financial statements.

                              KOMAG, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation: The consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries (see
Note 12) and equity in unconsolidated companies (see Note 13 and Note 15). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The financial statements have been prepared on a going-concern basis. The Company has incurred cumulative operating losses, and has a significant amount of short-term debt. In June 2000, the Company entered into an unsecured loan restructure agreement with its senior lenders and a separate subordinated unsecured convertible debt agreement with other creditors. As a result, as of December 31, 2000, the Company has $216.7 million in senior debt outstanding that matures in June 2001, and approximately $9.3 million of convertible debt that matures in 2005. Additionally, as a result of the merger with HMT, the Company has $230.0 million of convertible subordinated notes outstanding, which are due in January 2004 (see Note 8). The Company will most likely need to restructure its debt obligations and raise additional funds to operate its business.

     In the event that the Company does not successfully restructure its debt obligations, the Company could be required to significantly reduce, or possibly suspend, its operations, and/or sell additional securities on terms that would be highly dilutive to current stockholders of the Company. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

     Fiscal Year: The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The years ended December 31, 2000 and January 2, 2000 were comprised of 52 weeks. The year ended January 3, 1999 was comprised of 53 weeks.

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

     Foreign Exchange Gains and Losses: The Company may enter into foreign currency forward exchange contracts to reduce the impact of currency fluctuations on firm purchase order commitments for equipment and construction-in-process. Gains and losses related to these contracts are included in the cost of the assets acquired. The Company had $10.9 million of Malaysian ringgit firm purchase commitments at December 31, 2000. There were no foreign exchange contracts outstanding at December 31, 2000, and January 2, 2000.

     Cash Equivalents: The Company considers as a cash equivalent any highly-liquid investment that matures within three months of its purchase date.

     Short-Term Investments: The Company invests its excess cash in high-quality, short-term debt instruments. None of the Company's debt security investments have maturities greater than one year. At December 31, 2000, all short-term investments are designated as available for sale. Interest and dividends on the investments are included in interest income.

     Prior years' municipal auction rate certificate balances have been reclassified from short-term investments to cash and cash equivalents to conform to the current year presentation.

                              KOMAG, INCORPORATED

     The following is a summary of the Company's investments by major security type at amortized cost, which approximates fair value:

                                                              FISCAL YEAR ENDED
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Municipal auction rate certificates.........................  $28,500    $39,200
Corporate debt securities...................................   17,153      7,339
Mortgage-backed securities..................................   13,991     24,650
Government-backed securities................................    8,045         --
                                                              -------    -------
                                                              $67,689    $71,189
                                                              =======    =======
Amounts included in cash and cash equivalents...............  $58,092    $66,779
Amounts included in short-term investments..................    9,597      4,410
                                                              -------    -------
                                                              $67,689    $71,189
                                                              =======    =======

     There were no realized gains or losses on the Company's investments during 2000, as all investments were held to maturity during the year. The Company utilizes zero-balance accounts and other cash management tools to invest all available funds, including bank balances in excess of book balances.

     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

     Property, Plant and Equipment: Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. The estimated useful life of the Company's buildings is thirty years. Furniture and equipment are generally depreciated over three to five years and leasehold improvements are amortized over the shorter of the lease term or the useful life. Land and buildings acquired as part of the HMT merger which are being actively marketed for sale are valued at their appraised value of $70.4 million. The Company anticipates that the land and buildings will be sold in the second half of 2001.

     Revenue Recognition: The Company records sales upon shipment, at which point the title transfers, and provides an allowance for estimated returns of defective products.

     Shipping and Handling Costs: Shipping and handling costs associated with manufactured product are charged to cost of sales as incurred.

     Research and Development: Research and development costs are expensed as incurred.

     Stock Compensation: The Company has adopted Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS 123). In accordance with the provisions of FAS 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock-based compensation plans. Note 5 to the Consolidated Financial Statements contains a summary of the pro-forma effects to reported net loss and basic and diluted loss per share for 2000, 1999, and 1998 as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123.

     Income Taxes: The provision (benefit) for income taxes is based on pretax financial accounting income (loss). Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax and book basis of assets and liabilities. The provision (benefit) for income taxes also includes foreign withholding taxes.

                              KOMAG, INCORPORATED

     Loss Per Share: The Company determines loss per share in accordance with Financial Accounting Standards Board Statement No. 128, Earnings per Share (FAS
128).

                                                               FISCAL YEAR ENDED
                                                    ----------------------------------------
                                                       2000          1999           1998
                                                    ----------    -----------    -----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator: Loss before extraordinary gain.........   $(71,830)     $(283,049)     $(366,336)
                                                     --------      ---------      ---------
Denominator for basic and diluted weighted-average
  shares..........................................     77,177         62,291         53,169
                                                     --------      ---------      ---------
Basic and diluted loss before extraordinary gain
  per share.......................................   $  (0.93)     $   (4.54)     $   (6.89)
                                                     ========      =========      =========

     Incremental common shares attributable to the future exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) of 437,000, 442,000, and 1,135,000 for 2000, 1999, and 1998, respectively, were not included in the diluted net loss before extraordinary gain per share computation because the effect would have been anti-dilutive.

     Incremental common shares attributable to the exercise of outstanding warrants (assuming proceeds would be used to purchase treasury stock) of 177,000 for 2000 were not included in the diluted net loss before extraordinary gain per share computation because the effect would have been anti-dilutive. There were no warrants outstanding during 1999 and 1998.

     Incremental common shares attributable to convertible debt of 4,358,000 for 2000 were not included in the diluted net loss before extraordinary gain per share computation because the effect would have been anti-dilutive. There was no convertible debt outstanding during 1999 and 1998.

     Comprehensive Income (Loss): All periods presented reflect the adoption of SFAS 130. Accumulated other comprehensive income is comprised entirely of accumulated translation adjustments.

     Recent Accounting Pronouncements: In June, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. This statement was effective for the Company as of January 1, 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or on the financial position of the Company.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2. SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in one business segment, which is the development, production, and marketing of high-performance thin-film media for use in hard disk drives. The Company primarily sells to original equipment manufacturers in the rigid disk drive market.

     The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131) on January 3, 1999. SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS 131, the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision-makers of the Company.

                              KOMAG, INCORPORATED

     Summary information for the Company's operations by geographic location is as follows:

                                                           FISCAL YEAR ENDED
                                                  -----------------------------------
                                                    2000         1999         1998
                                                  ---------    ---------    ---------
                                                            (IN THOUSANDS)
Net sales:
  To customers from US operations...............  $  37,708    $ 115,554    $ 157,408
  To customers from Far East operations.........    320,755      216,392      171,475
  Intercompany from Far East operations.........     77,559       73,201       88,890
  Intercompany from US operations...............     36,191       31,945       33,360
                                                  ---------    ---------    ---------
                                                    472,213      437,092      451,133
  Eliminations..................................   (113,750)    (105,146)    (122,250)
                                                  ---------    ---------    ---------
  Total net sales...............................  $ 358,463    $ 331,946    $ 328,883
                                                  =========    =========    =========
Operating loss:
  US operations.................................  $ (42,309)   $(204,172)   $(205,852)
  Far East operations...........................      4,014      (86,917)    (127,837)
                                                  ---------    ---------    ---------
                                                    (38,295)    (291,089)    (333,689)
  Eliminations..................................         --           --        1,770
                                                  ---------    ---------    ---------
  Total operating loss..........................  $ (38,295)   $(291,089)   $(331,919)
                                                  =========    =========    =========
Long-lived assets:
  US operations.................................  $ 226,678    $  55,690    $ 202,286
  Far East operations...........................    257,735      283,307      272,471
                                                  ---------    ---------    ---------
  Total long-lived assets.......................  $ 484,413    $ 338,997    $ 474,757
                                                  =========    =========    =========

     External sales by geographic location, which is determined by the customers' sold-to address, are as follows:

                                                            FISCAL YEAR ENDED
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Malaysia...........................................  $190,168    $162,635    $ 86,495
Singapore..........................................   137,392     149,344     151,854
US.................................................    25,168      16,570      33,154
Japan (see Note 13)................................     3,134         337      25,698
All Other Far East Countries.......................     2,448       1,964         487
Thailand...........................................       153         125       7,205
Europe.............................................        --         971      23,990
                                                     --------    --------    --------
     Total net sales...............................  $358,463    $331,946    $328,883
                                                     ========    ========    ========

                              KOMAG, INCORPORATED

NOTE 3. CONCENTRATION OF CUSTOMER AND SUPPLIER RISK

     The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. Significant customers accounted for the following percentages of net sales in 2000, 1999, and 1998:

                                                               FISCAL YEAR ENDED
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Western Digital Corporation.................................   50%     71%     43%
Maxtor Corporation..........................................   28%     16%     25%
Seagate Technology..........................................   17%      8%      9%
International Business Machines.............................   --       3%     18%

     In April 1999, the Company purchased Western Digital Corporation's (WDC) media operation. As part of the purchase, the Company and WDC entered into a volume purchase agreement whereby WDC is obligated, over the three years following the acquisition date, to purchase a significant majority of its media requirements from the Company.

     Kobe Steel, Ltd. (Kobe) supplies aluminum substrate blanks to KMT, and the Company, in turn, purchases the majority of KMT's entire output of finished substrates. The Company also relies on a limited number of other suppliers, in some cases a sole supplier, for certain other materials used in its manufacturing processes. These materials include nickel plating solutions, certain polishing and texturing supplies and sputtering target materials. These suppliers work closely with the Company to optimize the Company's production processes. Although this reliance on a limited number of suppliers, or a sole supplier, entails some risk that the Company's production capacity would be limited if one or more of such materials were to become unavailable or available in reduced quantities, the Company believes that the advantages of working closely with these suppliers outweigh such risks. If such materials should be unavailable for a significant period of time, the Company's results of operations could be adversely affected.

NOTE 4. STOCKHOLDERS' EQUITY

     In May 2000, the stockholders granted the Company authorization to sell and issue up to $250.0 million of Common Stock in equity or equity-linked private transactions from time to time through June 30, 2001, at a price below book value but at or above the then current market value of the Company's Common Stock.

     In September 2000, the Company's stockholders approved at a Special Meeting of Stockholders a proposal to increase the amount of Common Stock the Company is authorized to issue from 150,000,000 to 250,000,000 shares.

     In March 2000, the Company entered into an agreement with an institutional investor to sell up to $20.0 million of common stock. The shares of Common Stock will be sold from time to time pursuant to a private equity line of credit, under which we may exercise "put options" to sell shares for a price equal to 90%, 92% or 94% of market. The shares may be sold periodically in maximum increments of $1.5 million to $3.5 million over a period of up to 30 months. Upon signing the agreement, the Company issued warrants to the investor to acquire 80,000 shares of common stock at a price of 125% of market. The warrants are exercisable over a three-year period beginning in August 2000. The Company valued warrants using the Black-Scholes model, and determined the value to be zero. As of December 31, 2000, no shares of Common Stock had been sold under this agreement.

                              KOMAG, INCORPORATED

     At December 31, 2000, shares of Common Stock reserved for future issuance is as follows:

Stock Options...............................................  21,243
HMT employee stock purchase plan............................   3,148
Warrants....................................................   2,392
Convertible Debt............................................  12,474
                                                              ------
                                                              39,257
                                                              ======

NOTE 5. STOCK OPTION PLANS AND STOCK PURCHASE PLAN

     At December 31, 2000, the Company had stock-based compensation plans, which are described below. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations, in accounting for its plans. Accordingly, no compensation cost has been recorded in the financial statements for its stock option and stock purchase plans.

     Had compensation cost for the stock-based compensation plans been determined consistent with Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                              FISCAL YEAR ENDED
                                                   ----------------------------------------
                                                      2000          1999           1998
                                                   ----------    -----------    -----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss:
  As reported....................................   $(68,058)     $(283,049)     $(366,336)
  Pro forma......................................    (93,379)      (303,793)      (396,390)
Basic and diluted EPS:
  As reported....................................   $  (0.88)     $   (4.54)     $   (6.89)
  Pro forma......................................      (1.21)         (4.88)         (7.46)

     For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000, 1999, and 1998, respectively: risk-free interest rates of 6.2%, 5.8%, and 5.5%; volatility factors of the expected market price of the Company's Common Stock of 235.6%, 90.4%, and 63.4%; and a weighted-average expected life of the options of 4.3, 4.3, and 4.7 years. There was no dividend yield included in the calculation, as the Company does not pay dividends. The weighted-average fair value of options granted during 2000, 1999, and 1998 was $2.11, $2.72, and $4.29, respectively.

     Since FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect was not fully reflected until 1999.

     In December 1999, the Company's Board of Directors approved an increase of 1,500,000 shares in the total number of shares that may be issued under the 1997 Supplemental Stock Option Plan (Supplemental Plan) to a total of 7,600,000 shares.

     Under the Company's stock option plans (Plans), the Company may grant options to purchase up to approximately 25,863,000 shares of Common Stock. Options may be granted to employees, directors, independent contractors and consultants. The Restated 1987 Stock Option Plan provides for issuing both incentive stock options and nonqualified stock options, both of which must be granted at fair market value at the date of grant. The 1997 Supplemental Stock Option Plan and the Komag Material Technology, Inc. Stock Option Plan provide for the issuance of nonqualified stock options, which must be granted at fair market value at the date of grant. Outstanding options generally vest over four years and expire no later than ten years from

                              KOMAG, INCORPORATED
the date of grant. Options may be exercised in exchange for cash or outstanding shares of the Company's Common Stock.

     In June 1998, the Company's Board of Directors approved an option exchange program, subject to election by the option holders, whereby options to purchase 7,551,000 shares of the Company's Common Stock at prices ranging from $6.19 to $31.06 per share were canceled and reissued at $5.35 per share, which was the fair market value of the Company's Common Stock at that time. The average exercise price of the canceled options was approximately $15.65 per share. Vesting under the new options remained unchanged, however, the options were subject to a one year prohibition on exercisability. The option exchange program was available to executive officers but was not available to the Company's non-employee members of the Company's Board of Directors. In connection with the merger with HMT, the Company assumed outstanding options of approximately 3,064,000 under the HMT 1995 Stock Option Plan and the HMT 1996 Equity Incentive Plan. In accordance with the merger agreement, these options were converted into approximately 2,786,000 options to purchase the Company's shares of Common Stock. Under both of these plans, no options were available for grant as of December 31, 2000.

     At December 31, 2000, approximately 2,187,000 shares of Common Stock were reserved for future option grants and 19,056,000 shares of Common Stock were reserved for the exercise of outstanding options under the Company's Plans. Approximately 9,379,000, 4,486,000, and 950,000 of the outstanding options were exercisable at December 31, 2000, January 2, 2000, and January 3, 1999, respectively.

     A summary of stock option transactions is as follows:

                                                                  WEIGHTED-
                                                                   AVERAGE
                                                    SHARES     EXERCISE PRICE       TOTAL
                                                    -------    ---------------    ----------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Outstanding at December 28, 1997................     6,894         $16.68         $ 114,997
  Granted.......................................    11,290           7.43            83,842
  Exercised.....................................      (168)          8.55            (1,432)
  Cancelled.....................................    (9,200)         15.23          (140,122)
                                                    ------         ------         ---------
Outstanding at January 3, 1999..................     8,816           6.50            57,285
  Granted.......................................     9,934           3.92            38,815
  Exercised.....................................       (34)          9.33              (317)
  Cancelled.....................................    (3,367)          6.28           (21,205)
                                                    ------         ------         ---------
Outstanding at January 2, 2000..................    15,349         $ 4.86         $  74,578
  Granted.......................................     5,959           2.05            12,224
  Options assumed in merger.....................     2,786           7.62            21,245
  Exercised.....................................       (60)          2.85              (170)
  Cancelled.....................................    (4,978)          5.47           (27,225)
                                                    ------         ------         ---------
Outstanding at December 31, 2000................    19,056         $ 4.23         $  80,652
                                                    ======         ======         =========

                              KOMAG, INCORPORATED

     The following table summarizes information concerning currently outstanding and exercisable options (option shares in thousands):

                          OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                  ------------------------------------   ----------------------
                                 REMAINING
   RANGE OF         NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING   LIFE (YRS)*    PRICE*    EXERCISABLE    PRICE*
---------------   -----------   -----------   --------   -----------   --------
 $0.04 - $ 1.25      1,145          9.1        $ 1.04         266       $ 0.39
 1.31 -   2.81       5,157          9.4          1.86       1,583         2.15
 2.88 -   3.56       4,143          8.8          3.24       2,241         3.38
 3.58 -   5.35       6,346          6.8          4.84       3,715         5.07
 5.41 -  14.71       2,078          6.8         10.20       1,392        10.37
15.47 -  34.13         187          5.6         24.20         182        24.43
                    ------                                  -----
                    19,056                                  9,379
                    ======                                  =====

---------------
* Weighted-average

     Under the terms of the Employee Stock Purchase Plan (ESPP Plan), employees may elect to contribute up to 10% of their compensation toward the purchase of shares of the Company's Common Stock. The purchase price per share will be the lesser of 85% of the fair market value of the stock on the first day or the last day of each semi-annual offering period.

     In May 1999, the Shareholders approved a 2,550,000 share increase in the total number of shares that may be issued under the Komag ESPP Plan. The total number of shares of stock that may be issued under the ESPP Plan cannot exceed 7,400,000 shares. Shares issued under the ESPP Plan approximated 2,257,000, 1,170,000, and 925,000 in 2000, 1999, and 1998, respectively.

     At December 31, 2000, no shares of Common Stock were reserved for future issuance under the ESPP Plan. In January 2001, the Board of Directors, by unanimous written consent, approved an additional 2,100,000 shares to cover future issuances, subject to shareholder approval. The Board also approved a new plan, which will become effective in July, 2001, subject to shareholder approval.

     For purposes of the pro forma disclosure, the fair value of the employees' purchase rights under the ESPP Plan has been estimated using the Black-Scholes model assuming risk-free interest rates of 6.2%, 5.8%, and 5.5% in 2000, 1999, and 1998, respectively. Volatility factors of the expected market price were 235.6%, 90.4%, and 63.4% for 2000, 1999, and 1998, respectively. The weighted-average expected life of the purchase rights was six months for 2000, 1999, and 1998. The weighted-average fair value of those purchase rights granted in 2000, 1999, and 1998 was $0.85, $2.90, and $3.09, respectively.

     In connection with the HMT merger, the Company assumed ownership of the HMT Employee Stock Purchase Plan (HMT ESPP Plan). As of October 2, 2000, the merger date, there were 3,637,600 shares available for issuance under the HMT ESPP Plan. As part of the semi-annual October 31, 2000, offering, 492,462 shares were issued to employees under the HMT ESPP Plan. As of December 31, 2000, 3,147,638 shares were available for future issuance. On April 30, 2001, the final employee stock purchase under the HMT ESPP Plan will be made, after which time the Plan will terminate. For purposes of the pro forma disclosure, the fair value of the employees' purchase rights under the HMT ESPP Plan has been estimated using the Black-Scholes model assuming a risk-free interest rate of 6.2%, a volatility factor of the expected market price of 235.6%, and a weighted-average expected life of the purchase rights of six months as of December 31, 2000. The weighted-average fair value of those purchase rights granted in 2000 was $0.85.

                              KOMAG, INCORPORATED

NOTE 6. BONUS AND PROFIT SHARING PLANS

     Under the terms of the Company's cash profit sharing plan, a percentage of consolidated semi-annual operating profit, as defined in the plan, is allocated among all employees who meet certain criteria. Under the terms of the Company's bonus plans, a percentage of consolidated annual operating profit, as defined in the respective bonus plans, is paid to eligible employees. The bonus plans also include provisions for discretionary bonuses. The Company expensed $5.2 million and $1.5 million under the discretionary bonus provisions in 2000 and 1999, respectively. No bonus and cash profit sharing provision based on operating profits was recorded in 2000, 1999, and 1998.

     The Company and its subsidiaries maintain savings and deferred profit sharing plans. Employees who meet certain criteria are eligible to participate. In addition to voluntary employee contributions to these plans, the Company contributes four percent of semi-annual consolidated operating profit, as defined in the plans. These contributions are allocated to all eligible employees. Furthermore, the Company matches a portion of each employee's contributions to the plans up to a maximum amount. The Company contributed $0.3 million, $0.6 million, and $0.7 million to the plans in 2000, 1999, and 1998, respectively. Expenses for the Company's bonus and profit sharing plans are included in selling, general and administrative expenses.

NOTE 7. INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                             FISCAL YEAR ENDED
                                                   --------------------------------------
                                                    2000            1999            1998
                                                   -------    -----------------    ------
                                                               (IN THOUSANDS)
Federal:
  Current........................................  $    --        $  1,369         $   59
  Deferred.......................................     (722)        (20,555)           (59)
                                                   -------        --------         ------
                                                      (722)        (19,186)            --
State:
  Current........................................       87               2              2
  Deferred.......................................   (6,138)         (7,848)            --
                                                   -------        --------         ------
                                                    (6,051)         (7,846)             2
Foreign:
  Current........................................    1,585           1,224          1,313
                                                   -------        --------         ------
                                                   $(5,188)       $(25,808)        $1,315
                                                   =======        ========         ======

     The foreign provision above consists of withholding taxes on royalty and interest payments and foreign taxes of subsidiaries.

                              KOMAG, INCORPORATED

     Deferred tax assets (liabilities) are comprised of the following:

                                                                FISCAL YEAR ENDED
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                                  (IN THOUSANDS)
State income taxes..........................................  $      --    $  (8,647)
Deferred income.............................................     (9,872)     (10,028)
Other.......................................................     (1,941)      (1,370)
                                                              ---------    ---------
Gross Deferred tax liabilities..............................    (11,813)     (20,045)
                                                              ---------    ---------
Depreciation................................................         --        2,666
Inventory valuation adjustments.............................         --          365
Accrued compensation and benefits...........................         --          288
Other.......................................................         --          448
Tax benefit of net operating losses.........................    158,282      176,478
Tax benefit of credit carryforwards.........................     14,363       35,213
                                                              ---------    ---------
Gross Deferred tax assets...................................    172,645      215,458
Deferred tax asset valuation allowance......................   (172,645)    (211,691)
                                                              ---------    ---------
Net Deferred tax assets.....................................         --        3,767
                                                              ---------    ---------
                                                              $ (11,813)   $ (16,278)
                                                              =========    =========

     Because the merger with HMT Technology Corporation caused an ownership change, as defined by tax law, the Company's ability to use its net operating loss and credit carryforwards is limited. As of December 31, 2000, the Company has limited federal and state tax net operating loss carryforwards of approximately $434.0 million and $113.0 million, respectively. The Company also has limited federal and state tax credit carryforwards of approximately $6.7 million and $7.6 million, respectively. The Company's federal net operating losses expire beginning in 2007 through 2020, and the state net operating losses expire beginning in 2002 through 2005. The Company's federal R&D and AMT tax credit can be carried forward for twenty years and indefinitely, respectively, and the state R&D credit can be carried forward indefinitely. Due to the uncertainty of the timing and amount of future income, the Company has fully reserved for the potential future tax benefit of all net operating loss and credit carryforwards in the deferred tax asset valuation allowance.

     Dastek Holding Company (DHC), a 60%-owned subsidiary of the Company, was dissolved by the Company in fiscal 2000. All the net operating losses that were fully reserved in the past have been written off.

     The deferred tax asset valuation allowance decreased $39.1 million in 2000 and increased $80.8 million in 1999. The decrease of the valuation allowance in 2000 is due to the write-off of the DHC net operating loss and write down of the Company's net operating loss and credit carryforwards resulting from the ownership change.

                              KOMAG, INCORPORATED

     A reconciliation of the income tax provision at the 35% federal statutory rate to the income tax provision at the effective tax rate is as follows:

                                                           FISCAL YEAR ENDED
                                                   ----------------------------------
                                                     2000        1999         1998
                                                   --------    ---------    ---------
                                                             (IN THOUSANDS)
Income taxes computed at federal statutory
  rate...........................................  $(28,198)   $(107,683)   $(118,116)
State and foreign income taxes, net of federal
  benefit........................................    (2,829)      (6,622)       1,315
Permanently reinvested foreign (earnings)
  losses.........................................     1,976       15,052       46,446
Losses for which no current year benefit
  available......................................    26,257       72,095       70,995
Other............................................    (2,394)       1,350          675
                                                   --------    ---------    ---------
                                                   $ (5,188)   $ (25,808)   $   1,315
                                                   ========    =========    =========

     Foreign pretax loss was $5.6 million, $101.4 million, and $131.4 million in 2000, 1999, and 1998, respectively.

     In 2000, the Company recorded an income tax benefit of $5.2 million, primarily related to the expiration of a statutory period to audit the company's state tax returns, net of foreign withholding taxes on royalty and interest payments and foreign taxes of subsidiaries.

     In February 2000, the Company obtained favorable resolution of certain income tax audits. The audits were resolved with no taxes owed by the Company. As a result, the related income tax liability as of January 2, 2000, was reduced by $27.0 million and the provision for income taxes for fiscal year 1999 reflects this adjustment.

     KMS, the Company's wholly-owned thin-film media operation in Malaysia, was granted an extension of its initial tax holiday by the Malaysian government for a period of five years commencing in July, 1998. The Company has also been granted an additional ten-year tax holiday for its second and third plant sites in Malaysia. The government determined in the third quarter of 1999 that earnings from the second and third plant sites will be tax-free through 2001. The remaining period of the ten-year holiday will be reassessed in 2001, based on achieving certain investment criteria. In 2000, the tax holiday reduced the Company's net loss by approximately $8.8 million ($.08 per share under the basic method). The tax holidays had no impact on either the Company's 1999 or 1998 net loss.

     The Company has generated $12.8 million of cumulative earnings for which no U.S. tax has been provided as of December 31, 2000. These earnings are considered to be permanently invested outside the U.S.

NOTE 8. TERM DEBT AND CONVERTIBLE SUBORDINATED DEBT

     The Company previously had borrowed $260.0 million under its term debt and line of credit facilities. In June 2000, the Company entered into a senior unsecured loan restructure agreement with its lenders and a separate subordinated unsecured convertible debt agreement with other creditors. The remaining restructured bank debt of $216.7 million as of December 31, 2000, matures in June 2001, and bears interest at prime plus 1.25%. The Company is required to make principal payments under the agreement of $7.5 million each quarter. The agreement requires the Company to meet certain financial covenants, with which the Company was in compliance as of December 31, 2000.

     In addition, under the restructure loan agreement, Series A warrants were issued to purchase 1,651,349 shares of the Company's common stock and Series B warrants were issued to purchase 660,539 shares of the Company's common stock. The Series A warrants are currently exercisable until June, 2010, and the Series B warrants become exercisable in June 2001, for a ten-year period only if the related debt balance outstanding at that point exceeds $160.0 million. Otherwise, these warrants become void. Because of this contingency, the Series B warrants were not valued. The exercise price of both series of warrants is $2.13.

                              KOMAG, INCORPORATED

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

     The Company currently has approximately $9.3 million of convertible subordinated debt that matures in 2005. At the time the debt was converted from senior unsecured debt to convertible subordinated debt, the principal balance was $13.3 million. The conversion from a principal balance of $13.3 million to $9.3 million resulted in an extraordinary gain of $3.8 million, net of expenses. The lenders have the right to purchase additional convertible notes in an aggregate principal amount of up to $35.7 million. The original $9.3 million in notes are convertible into shares of the Company's common stock at a conversion price of $2.53. The notes have an interest rate of 8%, payable upon the maturity date of the notes. The notes are convertible into the Company's common stock, at the lenders' option, at any time on or after the issuance date of the notes. At the Company's option, the notes are convertible into the Company's common stock, with no forced conversion for two years, on any date on which the closing sale price of the common stock has been, for seven of ten consecutive trading days, greater than 200% of the conversion price in effect on the issuance date of the applicable notes.

     On October 2, 2000, in connection with the HMT merger, the Company assumed $230.0 million in subordinated convertible notes. The notes bear interest at 5 3/4% payable semiannually on January 15 and July 15, are convertible into shares of common stock of the Company at a conversion price of $26.12, and mature in January, 2004. The Company may redeem the convertible notes initially at 103.286%, and at decreasing prices thereafter to 100% at maturity. Under accounting rules for business combinations accounted for under the purchase method, these notes were valued at their fair market value of $92.0 million at October 2, 2000, and will be accreted back up to the face value of $230.0 million through January 2004. At December 31, 2000, the carrying value of the notes was $102.6 million.

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash and short-term investments, accounts receivable and certain other liabilities on the Consolidated Balance Sheets approximate fair value at December 31, 2000, and January 2, 2000, due to the relatively short period to maturity of the instruments.

     As of December 31, 2000, and January 2, 2000, the fair value of the Company's debt borrowings was approximately $305.8 million and $233.9 million, respectively.

     The following table presents the carrying amounts, methods used to estimate fair value, and estimated fair values of the Company's debt financial instruments at December 31, 2000:

                                        FISCAL YEAR ENDED
                            -----------------------------------------
                                   2000                  1999
                            -------------------   -------------------
                                         (IN THOUSANDS)
                            CARRYING     FAIR     CARRYING     FAIR        METHOD USED TO
                             AMOUNT     VALUE      AMOUNT     VALUE     DETERMINE FAIR VALUE
                            --------   --------   --------   --------   --------------------
Current Portion of Long-
  Term Debt...............  $216,740   $207,561   $260,000   $211,000   Discounted cash flow
Long-Term Note Payable....    25,649     28,880     22,891     22,891   Discounted cash flow
Convertible Subordinated
  Debt....................   102,615     62,100         --         --   Market quotes
Convertible Subordinated
  Debt....................     9,281      7,237         --         --   Discounted cash flow

                              KOMAG, INCORPORATED

NOTE 10. LEASES AND COMMITMENTS

     The Company leases certain production, research, and administrative facilities under operating leases that expire at various dates between 2001 and 2007. Certain of these leases include renewal options varying from five to twenty years. At December 31, 2000, the future minimum commitments for all non-cancellable operating leases are as follows (in thousands):

                                                       FACILITIES    EQUIPMENT     TOTAL
                                                       ----------    ---------    -------
2001.................................................   $ 3,983       $2,947      $ 6,930
2002.................................................     3,978        2,947        6,925
2003.................................................     3,588        1,228        4,816
2004.................................................     3,465           --        3,465
2005.................................................     3,308           --        3,308
Thereafter...........................................     3,944           --        3,944
                                                        -------       ------      -------
Total minimum lease payments.........................   $22,266       $7,122      $29,388
                                                        =======       ======      =======

     Rental expense for all operating leases amounted to $4.5 million, $8.0 million and $7.9 million in 2000, 1999, and 1998, respectively.

     In 2000, the Company entered into subleases as sublessor for three properties in San Jose and Santa Clara, California. The terms of these subleases range from January 2000, to March 2007. The sublease income associated with these subleases for each of the following five years and thereafter, is as follows (in thousands):

2001.......................................................  $ 1,720
2002.......................................................    1,774
2003.......................................................    1,611
2004.......................................................    1,539
2005.......................................................    1,585
Thereafter.................................................    1,977
                                                             -------
          Total............................................  $10,206
                                                             =======

     Sublease rental income amounted to $1.8 million, $1.4 million, and $1.3 million in 2000, 1999, and 1998, respectively.

     The Company has current non-cancellable capital commitments of approximately $17.4 million.

NOTE 11. RESTRUCTURING CHARGES

     The Company recorded restructuring/impairment charges of $5.3 million, $188.0 million, and $187.8 million in 2000, 1999, and 1998, respectively. The 2000 charge for all restructuring activities of $5.3 million reflects an $8.0 million charge related to KMT, plus a net $2.7 million reversal of charges previously accrued for the 1997, 1998, and 1999 restructures.

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

                              KOMAG, INCORPORATED

     In the second quarter of 1998, the Company implemented a restructuring plan which included a reduction in the Company's U.S. and Malaysian workforce and the cessation of operations at its oldest San Jose, California plant. The Company recorded a restructuring charge of $187.8 million, which included $4.1 million for severance costs (approximately 170 employees, predominately in the U.S. and approximately 69%, 27%, and 4% from the manufacturing area, engineering area and sales, general and administrative area, respectively), $5.9 million related to equipment order cancellations and other equipment related costs, and $2.8 million for facility closure costs. The asset impairment component of the charge was $175.0 million and effectively reduced asset valuations to reflect the economic effect of industry price erosion for disk media and the projected under-utilization of the Company's production equipment and facilities. The fair value of these assets was determined based upon the estimated future cash flows to be generated by the assets, discounted at a market rate of interest (15.8%). The cash component of the total charge was $12.8 million. Non-cash items in the restructuring/impairment charge totaled $175.0 million.

     The Company incurred lower facility closure costs than anticipated in the restructuring charges. The oldest Milpitas plant was sublet sooner than anticipated and the Company reached a lease termination agreement with its landlord on the second Milpitas plant in the third quarter of 1998. The Company thereby avoided expected future rent payments and the cost of renovating the facility to its original lease condition. Additionally, the Company determined that it would not close its oldest San Jose, California, facility at the expiration of its lease. As a result, the Company did not incur costs to restore the facility to its original lease condition as contemplated in the restructuring charge. Higher than expected costs for equipment order cancellations offset the lower facility closure costs. At December 31, 2000, no liabilities associated with the 1997 and 1998 restructurings remained in current liabilities.

                              KOMAG, INCORPORATED

     The following tables summarize these restructuring activities:

                               WRITEDOWN NET BOOK    EQUIPMENT ORDER
                               VALUE OF EQUIPMENT   CANCELLATIONS AND   FACILITY
                                 AND LEASEHOLD            OTHER         CLOSURE    SEVERANCE
                                  IMPROVEMENTS        RELATED COSTS      COSTS       COSTS     TOTAL
                               ------------------   -----------------   --------   ---------   ------
                                                           (IN MILLIONS)
1997 RESTRUCTURING RESERVE
Expensed in 1997.............        $ 33.0               $10.1          $ 5.2       $ 3.9     $ 52.2
Charged to Reserve...........         (33.0)               (4.2)          (0.3)       (3.4)     (40.9)
                                     ------               -----          -----       -----     ------
Balance at December 28,
  1997.......................            --                 5.9            4.9         0.5       11.3
Charged to Reserve...........            --                (7.9)          (1.9)       (0.4)     (10.2)
Adjustment to Reserve........            --                 5.5           (3.0)       (0.1)       2.4
                                     ------               -----          -----       -----     ------
Balance at January 3, 1999...            --                 3.5             --          --        3.5
Charged to Reserve...........            --                (1.7)            --          --       (1.7)
                                     ------               -----          -----       -----     ------
Balance at January 2, 2000...            --                 1.8             --          --        1.8
Adjustment to Reserve........            --                (0.2)            --          --       (0.2)
Charged to Reserve...........            --                (1.6)            --          --       (1.6)
                                     ------               -----          -----       -----     ------
Balance at December 31,
  2000.......................        $   --               $  --          $  --       $  --     $   --
                                     ======               =====          =====       =====     ======
1998 RESTRUCTURING RESERVE
Expensed in 1998.............        $175.0               $ 5.9          $ 2.8       $ 4.1     $187.8
Charged to Reserve...........        (175.0)               (5.1)            --        (4.5)    (184.6)
Adjustment to Reserve........            --                  --           (2.8)        0.2       (2.6)
                                     ------               -----          -----       -----     ------
Balance at January 3, 1999...            --                 0.8             --        (0.2)       0.6
Reallocated Reserve..........            --                (0.2)            --         0.2         --
                                     ------               -----          -----       -----     ------
Balance at January 2, 2000...            --                 0.6             --          --        0.6
Adjustment to Reserve........            --                (0.6)            --          --     ($ 0.6)
                                     ------               -----          -----       -----     ------
Balance at December 31,
  2000.......................        $   --               $  --          $  --       $  --     $   --
                                     ======               =====          =====       =====     ======

     In the second quarter of 1999, the Company recorded restructuring charges of $4.3 million. This restructuring charge primarily related to severance pay associated with 400 terminated employees (all in the U.S. and predominately all from the manufacturing area). The entire $4.3 million was paid out to the employees during the second and third quarters of 1999.

     In the third quarter of 1999, the Company implemented a restructuring plan based on an evaluation of the size and location of its existing production capacity relative to the short-term and long-term market demand outlook. Under the 1999 restructuring plan, the Company decided to close its U.S. manufacturing operations in San Jose, California. The restructuring actions resulted in a charge of $139.3 million and included $98.5 million for leasehold improvements and equipment write-offs, $17.7 million for future liabilities under non-cancelable equipment leases associated with equipment no longer being used, $15.6 million for severance pay associated with approximately 980 terminated employees (all in the U.S. and predominately all from the manufacturing area), and $7.5 million in plant closure costs. Non-cash items included in the restructuring charge totaled approximately $98.5 million.

                              KOMAG, INCORPORATED

     The following table summarizes these 1999 restructuring activities:

                                WRITEDOWN NET BOOK   LIABILITIES UNDER
                                VALUE OF EQUIPMENT    NON-CANCELABLE     FACILITY
                                  AND LEASEHOLD          EQUIPMENT       CLOSURE    SEVERANCE
                                   IMPROVEMENTS           LEASES          COSTS       COSTS     TOTAL
                                ------------------   -----------------   --------   ---------   ------
                                                            (IN MILLIONS)
Expensed in 1999..............        $98.5                $17.7           $7.5       $19.9     $143.6
Charged to Reserve............        (98.5)                (3.9)          (3.0)      (15.1)    (120.5)
                                      -----                -----           ----       -----     ------
Balance at January 2, 2000....           --                 13.8            4.5         4.8       23.1
Adjustment to Reserve.........          2.4                   --           (3.7)       (0.7)      (2.0)
Charged to Reserve............         (2.4)                (7.5)          (0.8)       (4.1)     (14.8)
                                      -----                -----           ----       -----     ------
Balance at December 31,
  2000........................        $  --                $ 6.3           $0.0       $ 0.0     $  6.3
                                      =====                =====           ====       =====     ======

     At December 31, 2000, $6.3 million related to the 1999 restructuring activities remained in current liabilities. In 2000 and 1999, the Company made cash payments totaling $36.8 million. Cash payments of approximately $6.3 million under the equipment leases will be made monthly through mid-2002.

     The writedown of net book value of equipment and leasehold improvements was increased by $2.4 million during 2000 for additional equipment that was determined unusable due to the restructure. The facility closure liability was reduced by approximately $3.7 million in 2000 due to successfully terminating the leases on manufacturing facilities and subleasing the administrative facility earlier than originally expected. The severance costs liability was reduced by $0.7 million due to lower than expected payments.

     In December 2000, the Company implemented a restructuring plan to cease Komag Material Technology Inc.'s (KMT) U.S. manufacturing operations in May 2001. This restructuring action resulted in a charge of $8.0 million, and included $2.6 million of severance pay associated with eliminating approximately 160 positions, primarily in manufacturing, $4.5 million associated with the write-down of equipment and leasehold improvements, and $.9 million associated with related facility closing costs.

     The following table summarizes these 2000 restructuring activities:

                                               WRITEDOWN NET BOOK
                                               VALUE OF EQUIPMENT   FACILITY
                                                 AND LEASEHOLD      CLOSURE    SEVERANCE
                                                  IMPROVEMENTS       COSTS       COSTS     TOTAL
                                               ------------------   --------   ---------   -----
                                                                 (IN MILLIONS)
Expensed in 2000, and balance at December 31,
  2000.......................................         $4.5            $0.9       $2.6      $8.0
                                                      ====            ====       ====      ====

                              KOMAG, INCORPORATED

NOTE 12. KOMAG MATERIAL TECHNOLOGY, INC.

     The Company's financial statements include the consolidation of the financial results of Komag Material Technology, Inc., which manufactures and sells aluminum disk substrate products for high-performance magnetic storage media. KMT is owned 80% by the Company and 20% by Kobe Steel USA Holdings Inc. (Kobe USA), a US subsidiary of Kobe Steel, Ltd. (Kobe).

     Other transactions between Kobe or its distributors and the Company were as follows:

                                                            FISCAL YEAR ENDED
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
Accounts payable to Kobe or its distributors:
  Beginning of year................................  $  2,007    $  1,799    $  4,830
     Purchases.....................................    25,605      15,031      23,758
     Payments......................................   (25,785)    (14,823)    (26,789)
                                                     --------    --------    --------
  End of year......................................  $  1,827    $  2,007    $  1,799
                                                     ========    ========    ========

NOTE 13. UNCONSOLIDATED JOINT VENTURE

     In 1987, the Company formed a partnership, Komag Technology Partners (Partnership), with the U.S. subsidiaries of two Japanese companies and simultaneously formed a subsidiary, Asahi Komag Co., Ltd. (AKCL). The Company contributed technology in exchange for a 50% interest in the Partnership. The Partnership and its subsidiary (joint venture) established a facility in Japan to manufacture and sell the Company's thin-film media products in Japan. AKCL has also historically sold its products to the Company for resale outside of Japan.

     In 1996, the Company granted AKCL various licenses to sell its products to specified customers outside of Japan in exchange for a 5% royalty on these sales. The Company recorded approximately zero, $3.3 million, and $2.0 million of royalty in other income in 2000, 1999, and 1998, respectively.

     Equipment purchases by the Company from its joint venture partners were $1.7 million, $2.8 million, and $14.5 million in 2000, 1999, and 1998, respectively.

     The Company's share of the joint venture's net loss was zero, $1.4 million, and $27.0 million in 2000, 1999, and 1998, respectively. In the first quarter of 1999, the Company recorded a loss of $1.4 million as its equity in AKCL's loss. This reduced the Company's investment in AKCL down to zero. During the remainder of 1999 and in 2000, the Company did not record $2.6 million and $17.1 million, respectively, in losses, as these amounts would have reduced the net book value of the investment in AKCL below zero.

     In 2000, AKCL announced that it will close its operations in Japan at the end of March 2001, after fulfilling certain customer orders. The Company has no commitments relating to AKCL debt or other business activity.

                              KOMAG, INCORPORATED

     Other transactions between the joint venture and the Company were as follows:

                                                               FISCAL YEAR ENDED
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------    ----    --------
                                                                (IN THOUSANDS)
Accounts receivable from joint venture:
  Beginning of year.....................................  $   605    $459    $  4,053
     Sales..............................................    2,572     981      15,799
     Cash receipts......................................   (3,161)   (835)    (19,393)
                                                          -------    ----    --------
  End of year...........................................  $    16    $605    $    459
                                                          =======    ====    ========
Accounts payable to joint venture:
  Beginning of year.....................................  $    12    $ 19    $  2,256
     Purchases..........................................    7,276     215       4,153
     Payments...........................................   (6,676)   (222)     (6,390)
                                                          -------    ----    --------
  End of year...........................................  $   612    $ 12    $     19
                                                          =======    ====    ========

NOTE 14. PURCHASE OF WESTERN DIGITAL CORPORATION'S MEDIA OPERATION

     In April 1999, the Company purchased the assets of Western Digital Corporation's (Western Digital) media operation through the issuance of approximately 10.8 million shares of the Company's Common Stock and a note in the principal amount of $30.1 million. The shares issued in the transaction, which represented 16.7% of the Company's outstanding shares on a post-issuance basis, were originally unregistered and subject to trading restrictions. WDC may resell these shares in specified increments over a three and one-half year period under registration rights granted by the Company or under SEC rules after expiration of the required holding periods. The Company registered 30% of the shares in January, 2000, pursuant to the agreement. Principal and interest accrued on the note are due in three years and the note is subordinated to the Company's senior credit facilities. In the event WDC realizes a return on its Komag equity holdings in excess of a targeted amount within three years, the excess amount will reduce the balance due under the note. The Company discounted the principal amount of the subordinated note payable to $21.2 million based on the Company's estimated incremental borrowing rate at the time of the acquisition of 18% for this class of financial instrument and has now been accreted up to $25.6 million at December 31, 2000.

     Additionally, the Company and Western Digital signed a volume purchase agreement under which the Company agreed to supply a substantial portion of WDC's media needs over the next three years. Under the volume purchase agreement WDC began to purchase most of its media requirements from the Company after the closing date. However, due to weak unit demand driven by a substantial decrease in the number of disks per drive the Company closed the former WDC media operation at the end of June, 1999, nearly fifteen months ahead of the Company's original transition plan.

                              KOMAG, INCORPORATED

     The Company's acquisition of Western Digital's media operation was recorded in the second quarter of 1999 as a business combination using the purchase method of accounting. Under this method, the Company recorded the following (in millions):

Purchase Price Paid:
  Common Stock..............................................  $34.6
  Note Payable..............................................   21.2
                                                              -----
Total Costs.................................................  $55.8
                                                              =====
Assets Acquired:
  Goodwill..................................................  $79.2
  Volume Purchase Agreement.................................    4.7
  Equipment.................................................    5.3
  Inventory.................................................    2.1
Liabilities Assumed:
  Remaining Lease Obligations
     for Equipment Removed
     from Service...........................................  (26.5)
  Facility Closure Costs....................................   (5.6)
  Purchase Order Cancellation
     Liabilities............................................   (2.6)
  Other Liabilities.........................................   (0.8)
                                                              -----
Net Assets Acquired.........................................  $55.8
                                                              =====

     The Company recognized goodwill and other intangibles in connection with the acquisition of the Western Digital media operation in the amount of $83.9 million. Goodwill reflects the difference between the fair value of the assets acquired and consideration paid. Under purchase accounting rules, the Company also recorded liabilities that increased the amount of goodwill recognized. These liabilities included estimated costs for the closure of the former Western Digital media operation as well as costs related to the remaining lease obligations for equipment taken out of service due to the closure.

     In 1999 and 2000, the Company paid a total of approximately $28.3 million against liabilities arising from this transaction, including equipment lease obligations ($19.0 million), rent ($1.9 million), property taxes ($1.4 million) and other liabilities ($6.0 million). At December 31, 2000, the current and long-term portions of the equipment lease obligations were approximately $6.8 million and $0.6 million, respectively.

     Based on reduced cash flow expectations influenced by continuing difficult market conditions through the end of the third quarter of 1999, the company recorded an impairment charge of approximately $44.3 million against this goodwill balance which was recorded on the Statement of Operations on the line captioned "Restructuring/impairment charges." The fair value of the goodwill as of the end of the third quarter of 1999 was determined based on the discounted cash flows resulting from expected sales volumes to Western Digital through the remaining period of the volume purchase agreement. This charge, combined with the goodwill amortization through December 31, 2000, reduced the goodwill balance to approximately $12.8 million at December 31, 2000. The goodwill is being amortized over the three-year term of the Company's volume purchase agreement with Western Digital. Future impairment assessments will be performed by the Company if events or changes in circumstances indicate that the carrying amount of the goodwill may not be fully recoverable. If such assessments indicate the carrying value of the goodwill will not be recoverable, as measured based on the discounted cash flow method, the carrying amount will be adjusted to fair value. The discounted cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time.

                              KOMAG, INCORPORATED

     Related party transactions between Western Digital and the Company subsequent to April 8, 1999, were as follows (in thousands):

                                                                2000         1999
                                                              ---------    ---------
Accounts receivable from WDC:
  Beginning of year.........................................  $  25,313    $      --
     Sales..................................................    180,195      183,511
     Cash receipts..........................................   (186,080)    (158,198)
                                                              ---------    ---------
  End of year...............................................  $  19,428    $  25,313
                                                              =========    =========

NOTE 15. MERGER WITH HMT TECHNOLOGY CORPORATION

     On October 2, 2000, the Company merged with HMT Technology Corporation
(HMT). HMT was headquartered in Fremont, California, and designed, developed, manufactured, and marketed high-performance thin-film disks.

     In connection with the merger, in the fourth quarter of 2000, the Company implemented a reorganization plan which included a reduction in the Company's U.S. workforce and the cessation of manufacturing operations in the U.S. This transition is expected to be completed by the end of the second quarter of 2001.

     In accordance with the merger agreement, each issued and outstanding share of HMT stock was converted into 0.9094 shares of the Company's common stock for a total of 42.8 million shares. In addition, the Company assumed options to purchase HMT common stock and reserved 4.4 million shares of the Company's common stock for issuance upon the exercise of the assumed options. The merger has been accounted for in the fourth quarter of fiscal 2000 as a business combination using the purchase method of accounting. The Company's consolidated financial statements include the operating results of HMT subsequent to October 2, 2000.

     The total purchase cost is as follows (in millions):

Value of common shares issued...............................  $128.2
Assumption of HMT options...................................     6.8
Transaction costs and expenses..............................     9.0
                                                              ------
Total costs.................................................  $144.0
                                                              ======

     The purchase price allocation, which is subject to change within one year from the merger date, is as follows (in millions):

Tangible net assets acquired................................  $ 52.3
Goodwill....................................................    99.1
Intangible assets...........................................    10.5
Costs to exit certain business activities...................   (17.9)
                                                              ------
Net purchase price allocation...............................  $144.0
                                                              ======

     The Company recognized goodwill and other intangibles in connection with the merger in the amount of $109.6 million. Goodwill reflects the difference between the fair value of the net assets acquired and consideration paid. The Company is amortizing goodwill over seven years and the other intangibles generally over four to five years on a straight-line basis. Other intangible assets include primarily patents, current technology and an in-place workforce. As of December 31, 2000, accumulated amortization on goodwill and other intangible assets was $6.2 million.

                              KOMAG, INCORPORATED

     Goodwill and intangible assets are generally evaluated on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. Periodically, the Company reviews its goodwill and other intangible assets for impairment based on estimated future discounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. No such charges have been recorded in 2000 related to the HMT merger.

     Property, plant and equipment were valued under purchase accounting rules at fair value. Land and buildings currently on the market for sale are valued at a fair value of $70.4 million. It is anticipated that the land and buildings will be sold in the second half of fiscal 2001.

     Under purchase accounting rules, the Company also recorded liabilities that include $12.2 million for estimated severance pay associated with termination of approximately 980 employees and $5.7 million for estimated facility closure costs for the closure of certain former HMT U.S. manufacturing operations. Payments against these liabilities are expected to be paid by the fourth quarter of 2001. In 2000, $1.3 million of payments were made against these liabilities.

     The following pro forma results of operations combine the results of operations of the Company and HMT as if the merger occurred at the beginning of each period presented (in millions, except per share data):

                                                               YEAR ENDED    YEAR ENDED
                                                              DECEMBER 31,   JANUARY 2,
                                                                  2000          2000
                                                              ------------   ----------
Net Sales...................................................    $ 456.1        $537.2
Loss before extraordinary gain..............................    $(143.9)       $353.9
Net loss....................................................    $(140.1)       $353.9
Basic and diluted net loss per share........................    $ (1.28)       $(3.37)

NOTE 16. UNCONSOLIDATED COMPANY

     In November 2000, the Company formed Chahaya Optronics, Inc. (Chahaya), with two venture capital firms. The Company contributed key personnel, design and tooling, manufacturing systems, equipment, facilities, and support services in exchange for a 45% interest in Chahaya. Chahaya currently occupies facilities located in Fremont, California, and was formed to provide manufacturing services, primarily in the field of optical components and subsystems. The Company recorded an investment in Chahaya for $12,000,000 in the fourth quarter of 2000. The investment includes $4.0 million for future cash payments and $8.0 million for facilities, facility services and equipment. As of December 31, 2000, there were no material related party transactions with Chahaya. Beginning in 2001, the Company will record its equity share of Chahaya's net income or loss.

NOTE 17. LEGAL PROCEEDING

     Asahi Glass Company, Ltd. has asserted that a technology cooperation agreement between us and Asahi gives Asahi exclusive rights, even as to Komag, to certain glass substrate related intellectual property developed by us. We have sent Asahi a notice of termination of the agreement and believe that Asahi has no rights to the glass substrate technology developed by us. We believe that we have full control of our glass-related intellectual property, and are proceeding to commercialize the technology with the support of other glass makers.

                              KOMAG, INCORPORATED

NOTE 18. QUARTERLY SUMMARIES

                                                                            2000
                                                 -----------------------------------------------------------
                                                 1ST QUARTER   2ND QUARTER(1)   3RD QUARTER   4TH QUARTER(2)
                                                 -----------   --------------   -----------   --------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, UNAUDITED)
Net sales......................................    $79,633        $83,468         $84,169        $111,193
Gross profit...................................     12,838          9,934           9,773           2,443
Loss before extraordinary gain.................     (5,294)       (10,246)        (12,575)        (43,715)
Extraordinary gain.............................         --          3,772              --              --
Net loss.......................................     (5,294)        (6,474)        (12,575)        (43,715)
Basic and diluted loss per share before
  extraordinary gain...........................    $ (0.08)       $ (0.16)        $ (0.19)       $  (0.40)
Basic and diluted extraordinary gain per
  share........................................    $    --        $  0.06         $    --        $     --
Basic and diluted loss per share...............    $ (0.08)       $ (0.10)        $ (0.19)       $  (0.40)

                                                                           1999
                                              --------------------------------------------------------------
                                              1ST QUARTER   2ND QUARTER(3)   3RD QUARTER(4)   4TH QUARTER(5)
                                              -----------   --------------   --------------   --------------
Net sales...................................    $90,013        $93,226         $  79,898         $68,809
Gross profit (loss).........................        747         (4,631)          (17,606)         (1,219)
Net income (loss)...........................    (21,526)       (38,234)         (229,166)          5,877
Basic and diluted earnings (loss) per
  share.....................................    $ (0.40)       $ (0.60)        $   (3.50)        $  0.09

---------------
(1) Results for the second quarter of 2000 included a $3.8 million extraordinary gain, net of expenses, resulting from the restructuring of the Company's term debt.

(2) Results for the fourth quarter of 2000 included an $8.0 million restructuring charge related to the cessation of KMT's U.S. manufacturing operations in May 2001. Results for the fourth quarter of 2000 also included HMT's results, reflecting the completion of the merger on October 2, 2000.

(3) Results for the second quarter of 1999 included a $4.3 million restructuring charge, primarily related to severance pay associated with 400 terminated employees.

(4) Results for the third quarter of 1999 included a $139.3 million restructuring charge and a $44.3 million impairment charge. The restructuring charge primarily related to the closing of the Company's U.S. manufacturing operations based on an evaluation of the size and location of its existing production capacity relative to the short-term and long-term market demand outlook. The impairment charge related to the write-down of goodwill was based on reduced cash flow expectations influenced by continuing difficult market conditions. The goodwill had originated from the acquisition of Western Digital Corporation's media operation.

(5) In February 2000, the Company obtained favorable resolution of various federal tax return audits which had been in process as of the fiscal year ended January 2, 2000. These audits were resolved with no taxes owed by the Company. As a result, the related income tax liability as of January 2, 2000 was reduced by $27.0 million, and the provision for income taxes for the fourth quarter and year ended 1999 reflect this adjustment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEMS 10, 11, 12 AND 13.

     Items 10 through 13 of Part III will be contained in the Komag, Incorporated Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2001 (the "2000 Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than April 17, 2001. The cross-reference table below sets forth the captions under which the responses to these items are found:

10-K ITEM       DESCRIPTION                     CAPTION IN 2000 PROXY STATEMENT
---------       -----------                     -------------------------------
   10      Directors and          "Item No. 1 -- Election of Directors" and "Compliance with
           Executive Officers     Section 16(a) Beneficial Ownership Reporting"
   11      Executive              "Executive Compensation and Related Information"
           Compensation
   12      Security Ownership of  "Stock Ownership Table"
           Certain Beneficial
           Owners and Management
   13      Certain Relationships  "Certain Relationships and Related Transactions"
           and Related
           Transactions

     The information set forth under the captions listed above, contained in the 2000 Proxy Statement, are hereby incorporated herein by reference in response to Items 10 through 13 of this Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) List of Documents filed as part of this Report.

     1. Financial Statements.

     The following consolidated financial statements of Komag, Incorporated are filed in Part II, Item 8 of this Report on Form 10-K:

Consolidated Statements of Operations -- Fiscal Years 2000,
  1999, and 1998
Consolidated Balance Sheets -- December 31, 2000, and
  January 2, 2000
Consolidated Statements of Cash Flows -- Fiscal Years 2000,
  1999, and 1998
Consolidated Statements of Stockholders' Equity -- Fiscal
  Years 2000, 1999, and 1998
Notes to Consolidated Financial Statements

     2. Financial Statement Schedules.

     The following financial statement schedule of Komag, Incorporated is filed in Part IV, Item 14(d) of this report on Form 10-K:

        Schedule II -- Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     3. Exhibits.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Agreement and Plan of Reorganization By and Among Komag,
          Incorporated, KHM, Inc. and HMT Technology Corp.
          (incorporated by reference from Exhibit 2.1 filed with the
          Company's report on Form 10-Q for the quarter ended April 2,
          2000).
 3.1      Amended and Restated Certificate of Incorporation of Komag,
          Incorporated.
 3.2      Bylaws (incorporated by reference from Exhibit 3.3 filed
          with the Company's report on Form 10-K for the year ended
          December 30, 1990).
 4.1      Registration Rights Agreement between Komag, Incorporated
          and Western Digital Corporation dated April 8, 1999
          (incorporated by reference from Exhibit 4.1 filed with the
          Registration Statement on Form S-3 -- File No. 33-93051).
 4.2      Specimen Stock Certificate (incorporated by reference from
          Exhibit 4.2 filed with Amendment No. 1 to the Registration
          Statement).
 4.3      Loan Restructure Agreement by and among Komag and the
          Restructure Lenders named therein, dated as of June 1, 2000
          (incorporated by reference from Exhibit 4.1 filed with the
          Company's report on Form 8-K filed June 2, 2000).
 4.4      Warrant Agreement by and between Komag and the Banks named therein, dated as of June 1, 2000, with attached form of
          Warrant (incorporated by reference from Exhibit 4.2 filed
          with the Company's report on Form 8-K filed June 2, 2000).
 4.5      Registration Rights Agreement by and between Komag and the
          Banks named therein, dated as of June 1, 2000 (incorporated by reference from Exhibit 4.3 filed with the Company's
          report on Form 8-K filed June 2, 2000).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.6      Securities Purchase Agreement by and among Komag and certain buyers listed therein, dated June 1, 2000 (incorporated by reference from Exhibit 4.1 filed with the Company's report on Form 8-K filed June 2, 2000).
 4.7      Registration Rights Agreement by and among Komag and certain buyers listed therein, dated June 1, 2000 (incorporated by reference from Exhibit 4.2 filed with the Company's report on Form 8-K filed June 2, 2000)
 4.8      Form of Convertible Note issued by Komag to buyer named
          therein dated June 2, 2000 (incorporated by reference from
          Exhibit 4.3 filed with the Company's report on Form 8-K
          filed June 2, 2000)
 4.9      Form of Restricted Global Convertible Subordinated Note due
          2004 (incorporated by reference from the HMT Technology
          Corporation Form 8-K, dated January 21, 1997).
 4.10     Form of Unrestricted Global Convertible Subordinated Note
          due 2004 (incorporated by reference from the HMT Technology
          Corporation Form 8-K, dated January 21, 1997).
 4.11     Form of Certificated Convertible Subordinated Note due 2004
          (incorporated by reference from the HMT Technology
          Corporation Form 8-K, dated January 21, 1997).
 4.12     Indenture, dated as of January 15, 1997, between the Company and State Street Bank and Trust Company of California, N.A.,
          as Trustee (incorporated by reference from the HMT
          Technology Corporation Form 8-K, dated January 21, 1997).
10.1.1    Lease Agreement dated May 2, 1989 by and between Stony Point
          Associates I and Komag Material Technology, Inc.
          (incorporated by reference from Exhibit 10.1.6 filed with
          the Company's report on Form 10-K for the year ended
          December 31, 1989).
10.1.2    Lease Agreement (B10) dated May 24, 1996 between Sobrato
          Development Companies #871 and Komag, Incorporated
          (incorporated by reference from Exhibit 10.1.11 filed with the Company's report on Form 10-K for the year ended
          December 29, 1996).
10.1.3    Lease Agreement (B11) dated May 24, 1996 between Sobrato
          Development Companies #871 and Komag, Incorporated
          (incorporated by reference from Exhibit 10.1.12 filed with the Company's report on Form 10-K for the year ended
          December 29, 1996).
10.1.4    Sublease Agreement (B11) dated January 10, 2000, between
          Komag, Incorporated and 2Wire, Inc. (incorporated by
          reference from Exhibit 10.1.15 filed with the Company's
          report on Form 10-K for the year ended January 2, 2000).
10.1.5    Second Amendment to Lease dated March 16, 1999 by and
          between Northern Trust Bank of California N.A. and Komag
          Material Technology, Inc. (incorporated by reference from
          Exhibit 10.1.16 filed with the Company's report on Form 10-K for the year ended January 2, 2000).
10.1.6    Lease Agreement between the Company and CalWest Industrial
          Properties, LLC , dated April 22, 1999 (incorporated by
          reference from the HMT Technology Corporation Form 10-K for the year ended March 31, 1999).
10.1.7    Lease Agreement between the Company and Third Street
          Services, Inc., dated June 9, 1998. (incorporated by
          reference from the HMT Technology Corporation Form 10-K for the year ended March 31, 1999).
10.2      Form of Directors' Indemnification Agreement
10.3      Asset Purchase Agreement between the Company and Western
          Digital Corporation dated April 8, 1999 (incorporated by
          reference from Exhibit 10.1.13 filed with the Company's
          report of Form 10-Q for the quarter ended July 4, 1999)
          (Confidential treatment requested as to certain portions.)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.3.1    Volume Purchase Agreement dated as of April 8, 1999 by and between the Company and Western Digital Corporation
          (incorporated by reference from Exhibit 10.1.14 filed with the Company's report of Form 10-Q for the quarter ended July
          4, 1999) (Confidential treatment requested as to certain
          portions.)
10.3.2    Joint Venture Agreement by and among Komag, Inc.; Asahi
          Glass Co., Ltd.; and Vacuum Metallurgical Company dated
          November 9, 1986, as amended January 7, 1987 and January 27,
          1987 (incorporated by reference from Exhibit 10.10.1 filed with the Statement on Form S-1 -- File No. 33-13663)
          (confidential treatment obtained as to certain portions).
10.3.3    General Partnership Agreement for Komag Technology Partners
          dated January 7, 1987 (incorporated by reference from
          Exhibit 10.10.2 filed with the Registration Statement on
          Form S-1 -- File No. 33-13663).
10.3.4    Technology Contribution Agreement dated January 7, 1987 by and between Komag, Incorporated and Komag Technology
          Partners (incorporated by reference from Exhibit 10.10.3
          filed with the Registration Statement on Form S-1 -- File
          No. 33-13663) (confidential treatment obtained as to certain portions).
10.3.5    Third Amendment to Joint Venture Agreement by and among
          Komag, Inc.; Asahi Glass Co., Ltd.; Vacuum Metallurgical
          Company; et al dated March 21, 1990 (incorporated by
          reference from Exhibit 10.10.5 filed with the Company's
          report on Form 10-K for the year ended December 31, 1989).
10.3.6    Fourth Amendment to Joint Venture Agreement by and among
          Komag, Inc.; Asahi Glass Co., Ltd.; Vacuum Metallurgical
          Company; et al dated May 24, 1990 (incorporated by reference from Exhibit 10.10.11 filed with the Company's report on
          Form 10-K for the year ended January 1, 1995).
10.3.7    Fifth Amendment to Joint Venture Agreement by and among
          Komag, Inc., Asahi Glass Co., Ltd.; Vacuum Metallurgical
          Company; et al dated November 4, 1994 (incorporated by
          reference from Exhibit 10.10.12 filed with the Company's
          report on Form 10-K for the year ended January 1, 1995).
10.3.8    Joint Venture Agreement dated March 6, 1989 by and between
          Komag, Incorporated; Komag Material Technology, Inc.; and
          Kobe Steel USA Holdings Inc. (incorporated by reference from
          Exhibit 10.10.6 filed with the Company's report on Form 10-K for the year ended December 31, 1989) (confidential
          treatment obtained as to certain portions).
10.3.9    Joint Development and Cross-License Agreement dated March
          10, 1989 by and between Komag, Incorporated; Kobe Steel,
          Ltd.; and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.10.7 filed with the Company's
          report on Form 10-K for the year ended December 31, 1989).
10.3.10   Blank Sales Agreement dated March 10, 1989 by and between
          Komag, Incorporated; Kobe Steel, Ltd.; and Komag Material
          Technology, Inc. (incorporated by reference from Exhibit
          10.3.10 filed with the Company's report on Form 10-K for the year ended December 31, 1989).
10.3.11   Finished Substrate Agreement dated March 10, 1989 by and
          between Komag, Incorporated; Kobe Steel, Ltd.; and Komag
          Material Technology, Inc. (incorporated by reference from
          Exhibit 10.10.9 filed with the Company's report on Form 10-K for the year ended December 31, 1989) (confidential
          treatment obtained as to certain portions).
10.3.12   Stock Purchase Agreement between Komag, Incorporated and
          Kobe Steel USA Holdings Inc. dated November 17, 1995
          (incorporated by reference from Exhibit 10.3.12 filed with the Company's report on Form 10-K for the year ended
          December 31, 1995).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.3.13   Substrate Agreement by and between Kobe Steel, Ltd. and
          Komag, Incorporated dated November 17, 1995 (incorporated by reference from Exhibit 10.3.13 filed with the Company's
          report on Form 10-K for the year ended December 31, 1995)
          (confidential treatment obtained as to certain portions).
10.3.14   License Amendment Agreement among Komag, Incorporated; Komag
          Material Technology, Inc.; and Kobe Steel, Ltd. dated
          November 17, 1995 (incorporated by reference from Exhibit
          10.3.14 filed with the Company's report on Form 10-K for the year ended December 31, 1995).
10.3.15   Substrate Sales Amendment Agreement among Komag,
          Incorporated; Komag Material Technology, Inc.; and Kobe
          Steel, Ltd. dated November 17, 1995 (incorporated by
          reference from Exhibit 10.3.15 filed with the Company's
          report on Form 10-K for the year ended December 31, 1995).
10.3.16   Joint Venture Amendment Agreement among Komag, Incorporated;
          Komag Material Technology, Inc.; and Kobe Steel USA Holdings
          Inc. dated November 17, 1995 (incorporated by reference from
          Exhibit 10.3.16 filed with the Company's report on Form 10-K for the year ended December 31, 1995) (confidential
          treatment obtained as to certain portions).
10.3.17   Stock Purchase and Contribution Agreement By and Among
          Chahaya Optronics, Inc., The Investors Named Herein and
          Komag, Incorporated.
10.4.1    Restated 1987 Stock Option Plan, effective January 31, 1996 and forms of agreement thereunder (incorporated by reference from Exhibit 10.4.1 filed with the Company's report on Form
          10-Q for the quarter ended June 30, 1996).
10.4.2    Komag, Incorporated Management Bonus Plan As Amended and
          Restated January 22, 1997 (incorporated by reference from
          Exhibit 10.4.2 filed with the Company's report on Form 10-K for the year ended January 3, 1999).
10.4.3    1988 Employee Stock Purchase Plan Joinder Agreement dated
          July 1, 1993 between Komag, Incorporated and Komag USA
          (Malaysia) Sdn. (incorporated by reference from Exhibit
          10.11.11 filed with the Company's report on Form 10-K for
          the year ended January 2, 1994).
10.4.4    Komag, Incorporated Discretionary Bonus Plan (incorporated by reference from Exhibit 10.4.4 filed with the Company's
          report on Form 10-K for the year ended December 29, 1996).
10.4.5    Komag, Incorporated 1997 Supplemental Stock Option Plan
          Amended June 12, 1998 (incorporated by reference from
          Exhibit 10.4.5 filed with the Company's report on Form 10-K for the year ended January 3, 1999).
10.4.6    Komag Material Technology, Inc. 1995 Stock Option Plan
          (incorporated by reference from Exhibit 10.11.12 filed with the Company's report on Form 10-Q for the Quarter ended
          October 1, 1995).
10.4.7    Registrant's 1995 Stock Option Plan (the "1995 Plan")
          (incorporated by reference from the HMT Technology
          Corporation Form S-1 No. 333-450 and amendments thereto).
10.4.8    Registrant's 1996 Equity Incentive Plan (the "Incentive
          Plan") (incorporated by reference from the HMT Technology
          Corporation Form S-1 No. 333-450 and amendments thereto).
10.5      Letter dated February 10, 1992 from the Malaysian Industrial
          Development Authority addressed to Komag, Incorporated
          approving the "Pioneer Status" of the Company's thin-film
          media venture in Malaysia (incorporated by reference from
          Exhibit 10.28 filed with the Company's report on Form 10-K for the year ended January 3, 1993).
10.6      Private Equity Line of Credit Agreement (incorporated by
          reference from Exhibit 10.21 filed with the Company's report on Form 10-Q for the quarter ended April 2, 2000).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
21        List of Subsidiaries.
23        Consent of Ernst & Young LLP, independent auditors.
24        Power of Attorney. Reference is made to the signature pages of this Report.

---------------
The Company agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company.

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

     The preceding undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-16625 (filed August 19,
1987), 33-19851 (filed January 28, 1988), 33-25230 (filed October 28, 1988),
33-41945 (filed July 29, 1991), 33-45469 (filed February 3, 1992), 33-53432
(filed October 16, 1992), 33-80594 (filed June 22, 1994), 33-62543 (filed
September 12, 1995), 333-06081 (filed June 14, 1996), 333-23095 (filed March 11,
1997), 333-31297 (filed July 15, 1997), 333-48867 (filed March 30, 1998)
333-84567 (filed August 5, 1999), and 333-47610 (filed October 10, 2000), on
Form S-3DPOS No. 333-81263 (filed March 23, 2000) and on Form S-3 No. 333-93051 (filed December 17, 1999) and 333-47512 (filed October 6, 2000), and S-3/A Nos. 333-81263 (filed December 17, 1999) and 333-81263 (filed April 17, 2000).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on this 23rd day of March, 2001.

                                          Komag, Incorporated

                                          By        /s/ THIAN HOO TAN
                                            ------------------------------------
                                                       Thian Hoo Tan
                                                  Chief Executive Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                   SIGNATURE                                      TITLE                      DATE
                   ---------                                      -----                      ----
               /s/ THIAN HOO TAN                  Chief Executive Officer and Director  March 23, 2001
------------------------------------------------      (Principal Executive Officer)
                (Thian Hoo Tan)

             /s/ EDWARD H. SIEGLER                   Vice President, Chief Financial    March 23, 2001
------------------------------------------------          Officer and Secretary
              (Edward H. Siegler)                     (Principal Financial Officer)

            /s/ KATHLEEN A. BAYLESS               Vice President, Corporate Controller  March 23, 2001
------------------------------------------------     (Principal Accounting Officer)
             (Kathleen A. Bayless)

              /s/ DONALD P. BEADLE                             Director                 March 23, 2001
------------------------------------------------
               (Donald P. Beadle)

               /s/ CHRIS A. EYRE                               Director                 March 23, 2001
------------------------------------------------
                (Chris A. Eyre)

               /s/ IRWIN FEDERMAN                              Director                 March 23, 2001
------------------------------------------------
                (Irwin Federman)

               /s/ GEORGE A. NEIL                              Director                 March 23, 2001
------------------------------------------------
                (George A. Neil)

                                                               Director                 March 23, 2001
------------------------------------------------
              (Ronald L. Schauer)

            /s/ MICHAEL R. SPLINTER                            Director                 March 23, 2001
------------------------------------------------
             (Michael R. Splinter)

                /s/ ANTHONY SUN                                Director                 March 23, 2001
------------------------------------------------
                 (Anthony Sun)

            /s/ HARRY. G. VAN WICKLE                           Director                 March 23, 2001
------------------------------------------------
             (Harry G. Van Wickle)

           *By /s/ EDWARD H. SIEGLER
  --------------------------------------------
              (Edward H. Siegler,
               Attorney-in-Fact)

ITEM 14(d) FINANCIAL STATEMENT SCHEDULES

                              KOMAG, INCORPORATED
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

              COL. A                   COL. B        COL. C        COL. D        COL. E       COL. F
              ------                 ----------    ----------      ------      ----------    ---------
                                                   ADDITIONS
                                     BALANCE AT    CHARGED TO                                 BALANCE
                                     BEGINNING     COSTS AND                                  AT END
            DESCRIPTION              OF PERIOD      EXPENSES       OTHER       DEDUCTIONS    OF PERIOD
            -----------              ----------    ----------      ------      ----------    ---------
Year ended January 3, 1999
  Allowance for doubtful
     accounts......................    $3,298       $(1,125)           --        $    8       $2,165
  Allowance for sales returns......     1,126         7,654(1)         --         8,098(2)       682
                                       ------       -------        ------        ------       ------
                                       $4,424       $ 6,529        $   --        $8,106       $2,847
                                       ======       =======        ======        ======       ======
Year ended January 2, 2000
  Allowance for doubtful
     accounts......................    $2,165       ($  404)           --        $   --       $1,761
  Allowance for sales returns......       682         3,105(1)         --         3,368(2)       419
                                       ------       -------        ------        ------       ------
                                       $2,847       $ 2,701        $   --        $3,368       $2,180
                                       ======       =======        ======        ======       ======
Year ended December 31, 2000
  Allowance for doubtful
     accounts......................    $1,761       $    55        $2,123(3)     $   --       $3,939
  Allowance for sales returns......       419         5,741(1)        485(3)      5,236(2)     1,409
                                       ------       -------        ------        ------       ------
                                       $2,180       $ 5,796        $2,608        $5,236       $5,348
                                       ======       =======        ======        ======       ======

---------------
(1) Additions to the allowance for sales returns are netted against sales.

(2) Actual sales returns of subsequently scrapped product were charged against the allowance for sales returns. Actual sales returns of product that were subsequently tested and shipped to another customer were netted directly against sales.

(3) Adjustment to reflect addition of HMT balance related to merger.

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     2.1      Agreement and Plan of Reorganization By and Among Komag,
              Incorporated, KHM, Inc. and HMT Technology Corp.
              (incorporated by reference from Exhibit 2.1 filed with the
              Company's report on Form 10-Q for the quarter ended April 2,
              2000).
     3.1      Amended and Restated Certificate of Incorporation of Komag,
              Incorporated.
     3.2      Bylaws (incorporated by reference from Exhibit 3.3 filed
              with the Company's report on Form 10-K for the year ended
              December 30, 1990).
     4.1      Registration Rights Agreement between Komag, Incorporated
              and Western Digital Corporation dated April 8, 1999
              (incorporated by reference from Exhibit 4.1 filed with the
              Registration Statement on Form S-3 -- File No. 33-93051).
     4.2      Specimen Stock Certificate (incorporated by reference from
              Exhibit 4.2 filed with Amendment No. 1 to the Registration
              Statement).
     4.3      Loan Restructure Agreement by and among Komag and the
              Restructure Lenders named therein, dated as of June 1, 2000
              (incorporated by reference from Exhibit 4.1 filed with the
              Company's report on Form 8-K filed June 2, 2000).
     4.4      Warrant Agreement by and between Komag and the Banks named therein, dated as of June 1, 2000, with attached form of
              Warrant (incorporated by reference from Exhibit 4.2 filed
              with the Company's report on Form 8-K filed June 2, 2000).
     4.5      Registration Rights Agreement by and between Komag and the
              Banks named therein, dated as of June 1, 2000 (incorporated by reference from Exhibit 4.3 filed with the Company's
              report on Form 8-K filed June 2, 2000).
     4.6      Securities Purchase Agreement by and among Komag and certain buyers listed therein, dated June 1, 2000 (incorporated by reference from Exhibit 4.1 filed with the Company's report on Form 8-K filed June 2, 2000).
     4.7      Registration Rights Agreement by and among Komag and certain buyers listed therein, dated June 1, 2000 (incorporated by reference from Exhibit 4.2 filed with the Company's report on Form 8-K filed June 2, 2000)
     4.8      Form of Convertible Note issued by Komag to buyer named
              therein dated June 2, 2000 (incorporated by reference from
              Exhibit 4.3 filed with the Company's report on Form 8-K
              filed June 2, 2000)
     4.9      Form of Restricted Global Convertible Subordinated Note due
              2004 (incorporated by reference from the HMT Technology
              Corporation Form 8-K, dated January 21, 1997).
     4.10     Form of Unrestricted Global Convertible Subordinated Note
              due 2004 (incorporated by reference from the HMT Technology
              Corporation Form 8-K, dated January 21, 1997).
     4.11     Form of Certificated Convertible Subordinated Note due 2004
              (incorporated by reference from the HMT Technology
              Corporation Form 8-K, dated January 21, 1997).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     4.12     Indenture, dated as of January 15, 1997, between the Company and State Street Bank and Trust Company of California, N.A.,
              as Trustee (incorporated by reference from the HMT
              Technology Corporation Form 8-K, dated January 21, 1997).
    10.1.1    Lease Agreement dated May 2, 1989 by and between Stony Point
              Associates I and Komag Material Technology, Inc.
              (incorporated by reference from Exhibit 10.1.6 filed with
              the Company's report on Form 10-K for the year ended
              December 31, 1989).
    10.1.2    Lease Agreement (B10) dated May 24, 1996 between Sobrato
              Development Companies #871 and Komag, Incorporated
              (incorporated by reference from Exhibit 10.1.11 filed with the Company's report on Form 10-K for the year ended
              December 29, 1996).
    10.1.3    Lease Agreement (B11) dated May 24, 1996 between Sobrato
              Development Companies #871 and Komag, Incorporated
              (incorporated by reference from Exhibit 10.1.12 filed with the Company's report on Form 10-K for the year ended
              December 29, 1996).
    10.1.4    Sublease Agreement (B11) dated January 10, 2000, between
              Komag, Incorporated and 2Wire, Inc. (incorporated by
              reference from Exhibit 10.1.15 filed with the Company's
              report on Form 10-K for the year ended January 2, 2000).
    10.1.5    Second Amendment to Lease dated March 16, 1999 by and
              between Northern Trust Bank of California N.A. and Komag
              Material Technology, Inc. (incorporated by reference from
              Exhibit 10.1.16 filed with the Company's report on Form 10-K for the year ended January 2, 2000).
    10.1.6    Lease Agreement between the Company and CalWest Industrial
              Properties, LLC , dated April 22, 1999 (incorporated by
              reference from the HMT Technology Corporation Form 10-K for the year ended March 31, 1999).
    10.1.7    Lease Agreement between the Company and Third Street
              Services, Inc., dated June 9, 1998. (incorporated by
              reference from the HMT Technology Corporation Form 10-K for the year ended March 31, 1999).
    10.2      Form of Directors' Indemnification Agreement
    10.3      Asset Purchase Agreement between the Company and Western
              Digital Corporation dated April 8, 1999 (incorporated by
              reference from Exhibit 10.1.13 filed with the Company's
              report of Form 10-Q for the quarter ended July 4, 1999)
              (Confidential treatment requested as to certain portions.)
    10.3.1    Volume Purchase Agreement dated as of April 8, 1999 by and between the Company and Western Digital Corporation
              (incorporated by reference from Exhibit 10.1.14 filed with the Company's report of Form 10-Q for the quarter ended July
              4, 1999) (Confidential treatment requested as to certain
              portions.)
    10.3.2    Joint Venture Agreement by and among Komag, Inc.; Asahi
              Glass Co., Ltd.; and Vacuum Metallurgical Company dated
              November 9, 1986, as amended January 7, 1987 and January 27,
              1987 (incorporated by reference from Exhibit 10.10.1 filed with the Statement on Form S-1 -- File No. 33-13663)
              (confidential treatment obtained as to certain portions).
    10.3.3    General Partnership Agreement for Komag Technology Partners
              dated January 7, 1987 (incorporated by reference from
              Exhibit 10.10.2 filed with the Registration Statement on
              Form S-1 -- File No. 33-13663).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.3.4    Technology Contribution Agreement dated January 7, 1987 by and between Komag, Incorporated and Komag Technology
              Partners (incorporated by reference from Exhibit 10.10.3
              filed with the Registration Statement on Form S-1 -- File
              No. 33-13663) (confidential treatment obtained as to certain portions).
    10.3.5    Third Amendment to Joint Venture Agreement by and among
              Komag, Inc.; Asahi Glass Co., Ltd.; Vacuum Metallurgical
              Company; et al dated March 21, 1990 (incorporated by
              reference from Exhibit 10.10.5 filed with the Company's
              report on Form 10-K for the year ended December 31, 1989).
    10.3.6    Fourth Amendment to Joint Venture Agreement by and among
              Komag, Inc.; Asahi Glass Co., Ltd.; Vacuum Metallurgical
              Company; et al dated May 24, 1990 (incorporated by reference from Exhibit 10.10.11 filed with the Company's report on
              Form 10-K for the year ended January 1, 1995).
    10.3.7    Fifth Amendment to Joint Venture Agreement by and among
              Komag, Inc., Asahi Glass Co., Ltd.; Vacuum Metallurgical
              Company; et al dated November 4, 1994 (incorporated by
              reference from Exhibit 10.10.12 filed with the Company's
              report on Form 10-K for the year ended January 1, 1995).
    10.3.8    Joint Venture Agreement dated March 6, 1989 by and between
              Komag, Incorporated; Komag Material Technology, Inc.; and
              Kobe Steel USA Holdings Inc. (incorporated by reference from
              Exhibit 10.10.6 filed with the Company's report on Form 10-K for the year ended December 31, 1989) (confidential
              treatment obtained as to certain portions).
    10.3.9    Joint Development and Cross-License Agreement dated March
              10, 1989 by and between Komag, Incorporated; Kobe Steel,
              Ltd.; and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.10.7 filed with the Company's
              report on Form 10-K for the year ended December 31, 1989).
    10.3.10   Blank Sales Agreement dated March 10, 1989 by and between
              Komag, Incorporated; Kobe Steel, Ltd.; and Komag Material
              Technology, Inc. (incorporated by reference from Exhibit
              10.3.10 filed with the Company's report on Form 10-K for the year ended December 31, 1989).
    10.3.11   Finished Substrate Agreement dated March 10, 1989 by and
              between Komag, Incorporated; Kobe Steel, Ltd.; and Komag
              Material Technology, Inc. (incorporated by reference from
              Exhibit 10.10.9 filed with the Company's report on Form 10-K for the year ended December 31, 1989) (confidential
              treatment obtained as to certain portions).
    10.3.12   Stock Purchase Agreement between Komag, Incorporated and
              Kobe Steel USA Holdings Inc. dated November 17, 1995
              (incorporated by reference from Exhibit 10.3.12 filed with the Company's report on Form 10-K for the year ended
              December 31, 1995).
    10.3.13   Substrate Agreement by and between Kobe Steel, Ltd. and
              Komag, Incorporated dated November 17, 1995 (incorporated by reference from Exhibit 10.3.13 filed with the Company's
              report on Form 10-K for the year ended December 31, 1995)
              (confidential treatment obtained as to certain portions).
    10.3.14   License Amendment Agreement among Komag, Incorporated; Komag
              Material Technology, Inc.; and Kobe Steel, Ltd. dated
              November 17, 1995 (incorporated by reference from Exhibit
              10.3.14 filed with the Company's report on Form 10-K for the year ended December 31, 1995).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.3.15   Substrate Sales Amendment Agreement among Komag,
              Incorporated; Komag Material Technology, Inc.; and Kobe
              Steel, Ltd. dated November 17, 1995 (incorporated by
              reference from Exhibit 10.3.15 filed with the Company's
              report on Form 10-K for the year ended December 31, 1995).
    10.3.16   Joint Venture Amendment Agreement among Komag, Incorporated;
              Komag Material Technology, Inc.; and Kobe Steel USA Holdings
              Inc. dated November 17, 1995 (incorporated by reference from
              Exhibit 10.3.16 filed with the Company's report on Form 10-K for the year ended December 31, 1995) (confidential
              treatment obtained as to certain portions).
    10.3.17   Stock Purchase and Contribution Agreement By and Among
              Chahaya Optronics, Inc., The Investors Named Herein and
              Komag, Incorporated.
    10.4.1    Restated 1987 Stock Option Plan, effective January 31, 1996 and forms of agreement thereunder (incorporated by reference from Exhibit 10.4.1 filed with the Company's report on Form
              10-Q for the quarter ended June 30, 1996).
    10.4.2    Komag, Incorporated Management Bonus Plan As Amended and
              Restated January 22, 1997 (incorporated by reference from
              Exhibit 10.4.2 filed with the Company's report on Form 10-K for the year ended January 3, 1999).
    10.4.3    1988 Employee Stock Purchase Plan Joinder Agreement dated
              July 1, 1993 between Komag, Incorporated and Komag USA
              (Malaysia) Sdn. (incorporated by reference from Exhibit
              10.11.11 filed with the Company's report on Form 10-K for
              the year ended January 2, 1994).
    10.4.4    Komag, Incorporated Discretionary Bonus Plan (incorporated by reference from Exhibit 10.4.4 filed with the Company's
              report on Form 10-K for the year ended December 29, 1996).
    10.4.5    Komag, Incorporated 1997 Supplemental Stock Option Plan
              Amended June 12, 1998 (incorporated by reference from
              Exhibit 10.4.5 filed with the Company's report on Form 10-K for the year ended January 3, 1999).
    10.4.6    Komag Material Technology, Inc. 1995 Stock Option Plan
              (incorporated by reference from Exhibit 10.11.12 filed with the Company's report on Form 10-Q for the Quarter ended
              October 1, 1995).
    10.4.7    Registrant's 1995 Stock Option Plan (the "1995 Plan")
              (incorporated by reference from the HMT Technology
              Corporation Form S-1 No. 333-450 and amendments thereto).
    10.4.8    Registrant's 1996 Equity Incentive Plan (the "Incentive
              Plan") (incorporated by reference from the HMT Technology
              Corporation Form S-1 No. 333-450 and amendments thereto).
    10.5      Letter dated February 10, 1992 from the Malaysian Industrial
              Development Authority addressed to Komag, Incorporated
              approving the "Pioneer Status" of the Company's thin-film
              media venture in Malaysia (incorporated by reference from
              Exhibit 10.28 filed with the Company's report on Form 10-K for the year ended January 3, 1993).
    10.6      Private Equity Line of Credit Agreement (incorporated by
              reference from Exhibit 10.21 filed with the Company's report on Form 10-Q for the quarter ended April 2, 2000).
    21        List of Subsidiaries.
    23        Consent of Ernst & Young LLP, independent auditors.
    24        Power of Attorney. Reference is made to the signature pages of this Report.