Form 10-Q
period 2001-04-01
KOMAG INC /DE/
filed 2001-05-15
CIK 813347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended April 1, 2001
                         Commission File Number 0-16852



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

                     Yes      [X]               No      [ ].

On April 1, 2001, 111,667,678 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX

                               KOMAG, INCORPORATED


                                                                                Page No.
                                                                                --------
PART I.      FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements (Unaudited)

             Consolidated statements of operations--Three
             months ended April 1, 2001 and April 2, 2000 ..................        3

             Consolidated balance sheets--April 1, 2001
             and December 31, 2000 .........................................        4

             Consolidated statements of cash flows--Three
             months ended April 1, 2001 and April 2, 2000 ..................        5

             Notes to consolidated financial statements--
             April 1, 2001 .................................................     6-12

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations .................    13-33

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings .............................................       34

Item 2.      Changes in Securities .........................................       34

Item 3.      Defaults Upon Senior Securities ...............................       34

Item 4.      Submission of Matters to a Vote of Security Holders ...........       34

Item 5.      Other Information .............................................       34

Item 6.      Exhibits and Reports on Form 8-K ..............................       34

SIGNATURES .................................................................       35

PART I.   FINANCIAL INFORMATION

                               KOMAG, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                     Three Months Ended
                                                  -------------------------
                                                      APR 1           Apr 2
                                                       2001            2000
                                                  ---------       ---------
Net sales to unrelated parties                    $  47,105       $  27,407
Net sales to related parties                         40,751          52,226
                                                  ---------       ---------
          NET SALES                                  87,856          79,633

Cost of sales                                        93,430          66,795
                                                  ---------       ---------
          GROSS PROFIT (LOSS)                        (5,574)         12,838

Operating expenses:
     Research, development and engineering           10,669           8,549
     Selling, general and administrative              5,711           3,645
     Amortization of intangibles                      7,565           2,555
     Restructuring charges                               --          (1,950)
                                                  ---------       ---------
                                                     23,945          12,799
                                                  ---------       ---------
          OPERATING INCOME (LOSS)                   (29,519)             39

Other income (expense):
     Interest income                                    852             982
     Interest expense                               (22,163)         (6,451)
     Other, net                                       1,025             375
                                                  ---------       ---------
                                                    (20,286)         (5,094)

                                                  ---------       ---------
Loss before income taxes, minority interest,
   and equity in unconsolidated company loss        (49,805)         (5,055)
Provision for income taxes                              460             376
                                                  ---------       ---------
Loss before minority interest and equity in
   unconsolidated company loss                      (50,265)         (5,431)
Minority interest in net income (loss) of
   consolidated subsidiary                               12            (137)
Equity in net loss of unconsolidated company            737              --
                                                  ---------       ---------
          NET LOSS                                ($ 51,014)      ($  5,294)
                                                  =========       =========

Basic and diluted net loss per share              ($   0.46)      ($   0.08)
                                                  =========       =========

Number of shares used in basic and
   diluted computation                              111,645          65,902
                                                  =========       =========


                See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                 APR 1          Dec 31
                                                                  2001            2000
                                                           -----------       ---------
ASSETS                                                     (UNAUDITED)          (note)
Current assets
      Cash and cash equivalents                              $  50,129       $  71,067
      Short-term investments                                     1,450           9,597
      Accounts receivable (including $17,038 and
        $19,498 due from related parties in 2001
        and 2000, respectively) less allowances
        of $2,865 in 2001 and $5,348 in 2000                    28,886          40,243
      Inventories:
          Raw materials                                         13,099           8,883
          Work-in-process                                        7,864           5,778
          Finished goods                                         9,082           6,781
                                                             ---------       ---------
               Total inventories                                30,045          21,442
      Prepaid expenses and deposits                              3,883           6,299
                                                             ---------       ---------
               Total current assets                            114,393         148,648

Investment in unconsolidated company                            11,263          12,000

Property, plant and equipment
      Land                                                       7,785           7,785
      Buildings                                                158,645         136,149
      Equipment                                                488,051         497,233
      Furniture                                                  7,521           7,517
      Leasehold improvements                                    32,371          31,931
                                                             ---------       ---------
                                                               694,373         680,615
      Less allowances for depreciation and amortization       (412,112)       (396,097)
                                                             ---------       ---------
               Net property, plant and equipment               282,261         284,518
      Land and buildings held for sale                          70,355          70,355

Goodwill and other net intangible assets (see Note 3)          108,566         116,131
Deposits and other assets                                        1,390           1,409
                                                             ---------       ---------
                                                             $ 588,228       $ 633,061
                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Current portion of long-term debt                      $ 209,240       $ 216,740
      Trade accounts payable                                    37,790          29,014
      Accounts payable to related parties                        2,209           2,487
      Accrued compensation and benefits                         11,884          13,866
      Other liabilities                                         14,341          18,704
      Other liabilities to related parties                      14,211          12,000
      Costs to exit certain business activities                 17,781          17,927
      Income taxes payable                                          15               6
      Restructuring liabilities                                 12,644          14,277
                                                             ---------       ---------
               Total current liabilities                       320,115         325,021
Note payable to related party                                   26,369          25,649
Convertible subordinated debt                                  122,794         111,896
Deferred income taxes                                           11,783          11,813
Other long-term liabilities                                      5,506           5,441
Minority interest in consolidated subsidiary                     1,392           1,380

Stockholders' equity
      Preferred stock                                               --              --
      Common stock                                               1,117           1,116
      Additional paid-in capital                               586,133         586,133
      Accumulated deficit                                     (486,981)       (435,967)
      Accumulated other comprehensive income                        --             579
                                                             ---------       ---------
               Total stockholders' equity                      100,269         151,861
                                                             ---------       ---------
                                                             $ 588,228       $ 633,061
                                                             =========       =========

      Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.


                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                                    -----------------------
                                                                                     APR 1          Apr 2
                                                                                      2001           2000
                                                                                    --------       --------
OPERATING ACTIVITIES
      Net loss                                                                      ($51,014)      ($ 5,294)
      Adjustments to reconcile net loss to net cash
          provided by operating activities:
            Depreciation and amortization                                             18,636         20,597
            Amortization of intangibles                                                7,565          2,555
            Provision for losses on accounts receivable                                  (95)           317
            Interest accrual on note payable to related party                          1,120            950
            Accretion and amortization of interest on debt                            12,580             --
            Equity in net loss of unconsolidated company                                 737             --
            Realized gain on cumulative translation adjustment                          (579)            --
            Gain on disposal of property, plant and equipment                            (14)           (96)
            Deferred income taxes                                                        (30)            --
            Deferred rent                                                                 --             63
            Minority interest in net income (loss) of consolidated subsidiary             12           (137)
            Changes in operating assets and liabilities:
                  Accounts receivable                                                  8,992         (3,998)
                  Accounts receivable from related parties                             2,460           (506)
                  Inventories                                                         (8,603)         1,156
                  Prepaid expenses and deposits                                          919          2,119
                  Trade accounts payable                                               8,776          1,376
                  Accounts payable to related parties                                   (278)           238
                  Accrued compensation and benefits                                   (1,982)           (55)
                  Other liabilities                                                   (4,883)        (4,664)
                  Other liabilities to related party                                   2,211             --
                  Income taxes (payable) refundable                                        9            (14)
                  Costs to exit certain business activities                             (146)            --
                  Restructuring liabilities                                           (1,633)       (10,867)
                                                                                    --------       --------
                         Net cash provided by (used in) operating activities          (5,240)         3,740

INVESTING ACTIVITIES
      Acquisition of property, plant and equipment                                   (16,523)        (2,452)
      Purchases of short-term investments                                             (1,450)            --
      Proceeds from short-term investments at maturity                                 9,597          4,410
      Proceeds from disposal of property, plant and equipment                            158            846
      Deposits and other assets                                                           19             80
                                                                                    --------       --------
                         Net cash provided by (used in) investing activities          (8,199)         2,884

FINANCING ACTIVITIES
      Repayment of debt                                                               (7,500)            --
      Sale of common stock, net of issuance costs                                          1             86
                                                                                    --------       --------
                         Net cash provided by (used in) financing activities          (7,499)            86

                      Increase (decrease) in cash and cash equivalents               (20,938)         6,710

      Cash and cash equivalents at beginning of year                                  71,067         65,116
                                                                                    --------       --------

                      Cash and cash equivalents at end of period                    $ 50,129       $ 71,826
                                                                                    ========       ========


                See notes to consolidated financial statements.

                               KOMAG, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  APRIL 1, 2001


NOTE 1 - BASIS OF PRESENTATION AND POLICY

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented, have been included. Operating results for the three-month period ended April 1, 2001, are not necessarily indicative of the results that may be expected for the year ending December 30, 2001.

      The financial statements have been prepared on a going-concern basis. The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K contained an explanatory paragraph which indicated substantial doubt about the Company's ability to continue as a going concern because of recent operating losses, as well as significant debt which is maturing in the short-term.

      As of April 1, 2001, the Company has $209.2 million in senior debt outstanding which matures on June 30, 2001, and $30.1 million (principal value) of notes payable to a related party which mature in 2002. Additionally, the Company has $230.0 million (principal value) of convertible subordinated notes outstanding which are due in January 2004, and $9.3 million of convertible subordinated debt which matures in 2005.

      The Company will need to restructure its debt obligations, as well as raise additional funds, to operate its business. If the Company cannot refinance its debt and raise additional funds, it may be forced to reduce, or possibly suspend, its operations, and/or sell additional securities on terms that would be highly dilutive to the Company's current stockholders. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

      For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

      The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three-month reporting periods included in this report are comprised of thirteen weeks.

      Certain reclassifications have been made to the prior year balances in order to conform to the current year presentation.

      Long-lived assets and certain identifiable intangible assets are generally evaluated on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. The Company considers the primary indicators of impairment to include significant decreases in unit volumes, unit prices or significant increases in production costs. Periodically, the Company reviews its long-lived assets and certain identifiable intangible assets for impairment based on estimated future discounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. The discount rate that will be used will be based on the estimated incremental borrowing rate at the date of the event that triggered the impairment.

NOTE 2 - INVESTMENT IN DEBT SECURITIES

      The Company invests its excess cash in high-quality, short-term debt instruments. None of the Company's investments in debt securities have maturities greater than one year. The following is a summary of the Company's investments by major security type at amortized cost, which approximates fair value:

                                                           (in thousands)
                                                         APR 1       Dec 31
                                                          2001         2000
                                                       -------      -------
    Municipal auction rate certificates                $17,500      $28,500
    Corporate debt securities                            7,409       17,153
    Mortgage-backed securities                              --       13,991
    Government-backed securities                        10,521        8,045
                                                       -------      -------
                                                       $35,430      $67,689
                                                       =======      =======

    Amounts included in cash and cash equivalents      $33,980      $58,092
    Amounts included in short-term investments           1,450        9,597
                                                       -------      -------
                                                       $35,430      $67,689
                                                       =======      =======

The Company utilizes zero-balance accounts and other cash management tools to invest all available funds including bank balances in excess of book balances.

NOTE 3 - GOODWILL AND OTHER NET INTANGIBLE ASSETS

      The following table presents the details of the goodwill and other net intangible assets:

                                                          (in thousands)
                                                        APR 1        Dec 31
                                                         2001          2000
                                                     --------      --------
    Goodwill associated with purchase of assets
          and volume purchase agreement from
          Western Digital, net                       $ 10,221      $ 12,776

    Goodwill associated with HMT merger, net           91,993        95,532
    Other intangibles associated with HMT
          merger, net:
          Current technology                            3,730         3,996
          Patents                                       2,622         2,768
          Other                                            --         1,059
                                                     --------      --------
                                                       98,345       103,355
                                                     --------      --------
    Net goodwill and other intangible assets         $108,566      $116,131
                                                     ========      ========

      The remaining goodwill and volume purchase agreement associated with the purchase of assets from Western Digital as of April 1, 2001, will be amortized over a remaining useful life of fifteen months using the straight-line method. The goodwill and other intangibles associated with the HMT merger are being amortized using the straight-line method. The remaining useful lives as of April 1, 2001, of goodwill, current technology, and patents are six and one-half, three and one-half, and four and one-half years, respectively.

NOTE 4 - INCOME TAXES

      The Company's income tax provisions of $0.5 million and $0.4 million for the three-month periods ended April 1, 2001, and April 2, 2000, respectively, represent foreign withholding taxes on royalty and interest payments. The Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn., or KMS, received a five-year extension of its initial tax holiday through June, 2003, for its first plant site. KMS has also been granted an additional ten-year tax holiday for its second and third plant sites in Malaysia. The government will reassess the tax holiday start date for the second and third plant sites by the end of the year 2001, based on achieving certain investment criteria.

NOTE 5 - COMPREHENSIVE LOSS

      Comprehensive loss for the three-month periods ended April 1, 2001, and April 2, 2000, in the accompanying Consolidated Statements of Operations is the same as the Company's net loss.

      Accumulated other comprehensive income at December 31, 2000, in the accompanying Consolidated Balance Sheets consists entirely of accumulated foreign currency translation adjustments. The balance was realized as a gain in the three-month period ended April 1, 2001, resulting in a zero balance in accumulated other comprehensive income at April 1, 2001.

NOTE 6 - RESTRUCTURING CHARGES

      In the third quarter of 1999, the Company implemented a restructuring plan based on an evaluation of the size and location of its existing production capacity relative to the short-term and long-term market demand outlook. Under the 1999 restructuring plan, the Company decided to close its U.S. manufacturing operations in San Jose, California. The restructuring actions resulted in a charge of $139.3 million and included $98.5 million for leasehold improvements and equipment write-offs, $17.7 million for future liabilities under non-cancelable equipment leases associated with equipment no longer being used, $15.6 million for severance pay associated with approximately 980 terminated employees (all in the U.S. and predominately all from the manufacturing area), and $7.5 million in plant closure costs. Non-cash items included in the restructuring charge totaled $98.5 million for the write-off of leasehold improvements and equipment.

      The following table summarizes these 1999 restructuring activities during the first three months of 2001:

                                           Liabilities
                                              Under
                                          Non-Cancelable
                                            Equipment
           (in millions)                      Leases         Total
                                          --------------    --------
           Balance at December 31, 2000      $    6.3       $    6.3
           Charged to Reserve                    (1.6)          (1.6)
                                             --------       --------
           Balance at April 1, 2001          $    4.7       $    4.7
                                             ========       ========


      At April 1, 2001, $4.7 million related to the 1999 restructuring activities remained in current liabilities. In 2001, 2000, and 1999, the Company made cash payments totaling $38.4 million. Cash payments of $4.7 million under the equipment leases will be made monthly through June 2002.

      In the first quarter of 2000, the 1999 restructuring reserves were reduced by a total of $2.0 million. The writedown of net book value of equipment and leasehold improvements was increased by $2.4 million during the first quarter of 2000 for additional equipment that was determined unusable due to the restructure. The facility closure liability was reduced by $3.7 million in the first quarter of 2000 due to successfully terminating the leases on manufacturing facilities and subleasing the administrative facility earlier than originally expected. The severance costs liability was reduced by $0.7 million due to lower than expected payments in the first quarter of 2000.

      In December 2000, the Company implemented a restructuring plan to cease Komag Material Technology Inc.'s (KMT) U.S. manufacturing operations in May 2001. This restructuring action resulted in a charge of $8.0 million, and included $2.6 million of severance pay associated with eliminating approximately 160 positions, primarily in manufacturing, $4.5 million associated with the write-down of equipment and leasehold improvements, and $0.9 million associated with related facility closing costs. Through the first quarter of 2001, no cash payments had been made. The majority of severance pay and the facilities closing costs are expected to be paid by June 2001.

      The following table summarizes these 2000 restructuring activities:

                                Writedown
                                Net Book
                                Value of
                                Equipment       Facility
                              and Leasehold     Closure      Severance
(in millions)                  Improvements      Costs          Costs         Total
                              --------------    --------     ---------      --------
Balance at December 31, 2000
    and April 1, 2001             $    4.5      $    0.9      $    2.6      $    8.0

NOTE 7 - LOSS PER SHARE

      The net loss per share was computed using only the weighted average number of shares of common stock outstanding during the period.

      Incremental common shares attributable to the exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) of 187,219 and 461,954 for the three months ended April 1, 2001, and April 2, 2000, respectively, were not included in the net loss per share computation because the effect would be antidilutive.

      Incremental common shares attributable to the exercise of outstanding warrants (assuming proceeds would be used to purchase treasury stock) were zero for both of the three-month periods ended April 1, 2001, and April 2, 2000.

      Incremental common shares attributable to convertible debt of 12,474,181 and zero for the three months ended April 1, 2001, and April 2, 2000, respectively, were not included in the net loss per share computation because the effect would be antidilutive.

NOTE 8 - USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 9 - LIABILITIES ASSOCIATED WITH PURCHASE OF ASSETS

      In April 1999, the Company purchased the assets of Western Digital Corporation's, or Western Digital, media operation. In conjunction with the purchase, under purchase accounting rules, the Company recorded liabilities that increased the amount of goodwill recognized. These liabilities included estimated costs of $5.6 million for the closure of the former Western Digital media operation as well as costs of $26.5 million related to the remaining lease obligations for equipment taken out of service due to the closure and $4.7 million of costs for purchase order cancellations and other costs.

      During 1999, 2000 and the first three months of 2001, liabilities arising from this transaction were reduced by $29.3 million, including equipment lease obligations ($20.6 million), rent ($1.9 million) and other liabilities ($6.8 million). Equipment lease obligations are expected to be paid monthly through mid-2002. At April 1, 2001, the current and long-term portions of the equipment lease obligations were $5.6 million and $0.2 million, respectively. The balance of $1.7 million for the purchase order cancellations and other costs are expected to be paid by June 2002.

NOTE 10 -- LIABILITIES ASSOCIATED WITH MERGER

      On October 2, 2000, the Company merged with HMT Technology Corporation, or HMT. HMT was headquartered in Fremont, California, and designed, developed, manufactured, and marketed high-performance thin-film disks. In connection with the merger, in the fourth quarter of 2000, the Company implemented a reorganization plan which included a reduction in the Company's U.S. workforce and the cessation of manufacturing operations in the U.S. This transition was expected to be completed by the end of the second quarter of 2001. U.S. production ended at all U.S. facilities by the end of April 2001.

      Under purchase accounting rules, the Company recorded liabilities that include $12.2 million for estimated severance pay associated with termination of approximately 980 employees and $5.7 million for estimated facility closure costs for the closure of certain former HMT U.S. manufacturing operations. Payments against these liabilities are expected to be paid by the fourth quarter of 2001. In 2000 and the first quarter of 2001, $1.4 million of payments were made against these liabilities.

NOTE 11 - TERM DEBT, CONVERTIBLE SUBORDINATED DEBT, AND NOTE PAYABLE TO RELATED PARTY

      In June 2000, the Company entered into a senior unsecured loan restructure agreement with its lenders and a separate subordinated unsecured convertible debt agreement with other creditors. The remaining restructured bank debt of $209.2 million as of April 1, 2001, matures on June 30, 2001, and bears interest at Fleet Bank's base rate plus 1.25%. The Company is required to make principal payments under the agreement of $7.5 million each quarter. The agreement requires the Company to meet certain financial covenants, with which the Company was in compliance as of April 1, 2001.

      The Company is currently negotiating with the holders of the senior bank debt. If it does not reach an agreement with all of its senior bank debt holders, the Company will not be able to implement its plan to refinance the debt. If the senior bank debt holders do not agree to accept a partial repayment and exchange notes as full payment for the senior bank debt, the principal amount of the senior bank debt will become due on June 30, 2001, and the Company will not have sufficient funds to repay it. As a result, under the terms of the loan restructure agreement for the senior bank debt and the subordination provisions of the HMT debt (which is described below), the Company would not be able to pay interest on the HMT debt when it becomes due on July 15, 2001. The Company would then be in default under the HMT debt, and the holders could accelerate the outstanding principal on the notes. In addition, the Company would then be in default under its other existing debt. If this were to occur, the Company would be further unable to meet its obligations as they become due.

      The Company currently has $9.3 million of convertible subordinated debt that matures in 2005. The lenders have the right to purchase additional convertible notes in an aggregate principal amount of up to $35.7 million. The original $9.3 million in notes are convertible into shares of the Company's common stock, at the lenders' option, at any time on or after the issuance date of the notes, at a conversion price of $2.53. The notes have an interest rate of 8%, payable on the maturity date of the notes. At the Company's option, the notes are convertible into the Company's common stock, with no forced conversion for two years, on any date on which the closing sale price of the common stock has been, for seven of ten consecutive trading days, greater than 200% of the conversion price in effect on the issuance date of the applicable notes.

      On October 2, 2000, in connection with the HMT merger, the Company assumed $230.0 million in subordinated convertible notes. The notes bear interest at 5 3/4% payable semiannually on January 15 and July 15, are convertible into shares of common stock of the Company at a conversion price of $26.12, and mature in January, 2004. The Company may redeem the convertible notes initially at 103.286%, and at decreasing prices thereafter to 100% at maturity. Under accounting rules for business combinations accounted for under the purchase method, these notes were valued at their fair market value of $92.0 million at October 2, 2000, and will be accreted back up to the face value of $230.0 million through January 2004. At April 1, 2001, the carrying value of the notes was $113.5 million.

      In April 1999, in connection with the purchase of the assets of Western Digital's media operation, the Company issued a note in the principal amount of $30.1 million. Principal and interest accrued on the note are due in three years, and the note is subordinated to the Company's senior unsecured debt. The Company discounted the principal amount of the subordinated note payable to $21.2 million based on the Company's estimated incremental borrowing rate at the time of the asset acquisition of 18% for this class of financial instrument. As of April 1, 2001, the note has been accreted up to $26.4 million.

NOTE 12 - LEGAL PROCEEDING

      Asahi Glass Company, Ltd., or Asahi, has asserted that a technology cooperation agreement between the Company and Asahi gives Asahi exclusive rights, even as to Komag, to certain glass substrate-related intellectual property developed by the Company. The Company has sent Asahi a notice of termination of the agreement and believes that Asahi has no rights to the glass substrate technology developed by the Company. The Company believes that it has full control of its glass-related intellectual property, and is proceeding to commercialize the technology with the support of other glass makers.

      The Company has discontinued its litigation against Asahi, and is currently engaged in discussions with Asahi to resolve the dispute. The Company believes that the resolution of the dispute, whether favorable or unfavorable, would not have a significant financial impact on the Company's financial results.

                               KOMAG, INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans," and similar expressions. Komag's business is subject to a number of risks and uncertainties. While this discussion represents our current judgment on the future direction of our business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein.

OVERVIEW

      Our business is both capital-intensive and volume-sensitive, making it imperative that we plan for the efficient use of capacity. The key factors in determining our profitability are physical capacity, utilization of this physical capacity, yields, input material costs, and average unit sales price. If we fix capacity and product price at a given level, and demand is sufficient to support a higher level of output, then the increased output achieved by improved utilization rates and higher manufacturing yields will directly increase sales and improve gross margins. Alternatively, if demand decreases, falling average selling prices and lower capacity utilization will adversely affect our operating results.

      Demand for disk drives grew rapidly during the mid-1990s, and industry forecasts were for continued strong growth. Along with many of our competitors (both independent disk manufacturers and captive disk manufacturers owned by vertically-integrated disk drive customers), in 1996 we committed to expansion programs and substantially increased media manufacturing capacity in 1997.

      In addition, the disk drive industry transitioned to and widely adopted magneto-resistive, or MR, media and recording head technology. This transition to MR components led to unprecedented increases in areal density and, therefore, the amount of data that could be stored on a single disk platter. The rate of increased storage per disk platter increased from 30% to 40% per year to over 100% per year. Increased storage capacity per disk allows drive manufacturers to offer lower-priced disk drives by incorporating fewer disk and head components into their disk drives. Because of this lower disk-per-drive ratio, demand for disks was relatively flat during the period from 1997 to 2001, resulting in substantial excess disk production capacity and sharp declines in average selling prices. The significant amount of captive capacity employed by certain disk drive manufacturers also continued to reduce the market opportunities for independent disk suppliers such as our company.

      In response to continuing excess industry capacity and the sharp decline in average selling prices, we ended volume production of finished disks in the U.S. by the end of 1999, and consolidated finished disk production in our low-cost plants in Malaysia.

      In October 2000, we merged with HMT. The merger was accounted for under purchase accounting rules. The Company's consolidated financial statements include the operating results of HMT since the fourth quarter of

2000. In the fourth quarter of 2000, in connection with the merger, we implemented a reorganization plan to end volume production at the HMT U.S. facilities, and cease substrate manufacturing operations in Santa Rosa, California. Volume production ended at all of these U.S. site in April 2001.

      Our California sites in San Jose and Santa Rosa are now focused solely on activities related to research, process development, and product prototyping. Our selling, general, and administrative functions also remain in California. We believe that completion of the shift of high-volume production to our cost-advantaged Malaysian manufacturing plants will improve our overall cost structure, result in lower unit production costs, and improve our ability to respond to the continuing price pressures in the disk industry.

Net Sales

      Net sales increased to $87.9 million in the first quarter of 2001, up 10.3% compared to $79.6 million in the first quarter of 2000. The increase was primarily due to the net effect of an 18.1% increase in unit sales volume (from
10.8 million disks in the first quarter of 2000 to 12.7 million disks in the first quarter of 2001), partially offset by a 8.4% decline in the finished disk average selling price.

      Net sales of substrate and single-sided disks were $7.8 million in the first quarter of 2001, and $5.1 million in the first quarter of 2000.

      The severe pricing pressures generated by the continuing imbalance in supply and demand for thin-film media resulted in the year-over-year decrease in the overall average selling price. However, because industry capacity decreased during the last year, pricing pressure is moderating, and we expect average selling prices to remain flat during the remainder of 2001.

      During the first quarter of 2001, 46% of our consolidated net sales were to Western Digital, 36% were to Maxtor Corporation, and 12% were to Seagate Technology. Net sales to each of our other customers were less than 10% during the first quarter of 2001. We expect that we will continue to derive more than 90% of our sales from Western Digital, Maxtor, and Seagate Technology. The distribution of sales among customers may vary from quarter to quarter based on the match of our product capabilities with specific disk drive programs of customers. However, as a result of the April 1999, acquisition of Western Digital's media operation and related volume purchase agreement, we expect our sales to remain highly dependent on Western Digital's performance in the disk drive industry.

Gross Margin

      Our overall gross loss percentage of 6.3% in the first quarter of 2001 declined from a gross margin percentage of 16.1% in the first quarter of 2000. The reduction in the finished disk average selling price accounted for 7.7 percentage points of the decline. Increased payroll and equipment and facilities-related costs associated with the underutilized capacity at the former HMT U.S. facilities accounted for 14.7 percentage points of the gross margin decline.

      We produced 13.7 million units in the first quarter of 2001 compared to
10.4 million units in the first quarter of 2000. The increase was the result of increased sales volume compared to the year-ago quarter, and an increase in finished unit inventory in anticipation of higher unit sales volume in the first quarter of 2001 and in the second quarter of 2001.

Operating Expenses

      Research, development, and engineering (R&D) expenses increased to $10.7 million in the first quarter of 2001, from $8.5 million in the first quarter of 2000. The increase was the result of increased U.S. R&D headcount subsequent to the HMT merger. The combined R&D team has increased its focus on advanced technologies. Additional expenses were also incurred in Malaysia to qualify customer programs on equipment relocated from the U.S. HMT operations

      Selling, general and administrative expenses increased to $5.7 million in the first quarter of 2001, from $3.6 million in the first quarter of 2000. The increase was primarily due to higher payroll and related expenses due to increased U.S. headcount from the HMT merger, as well as higher discretionary bonus expenses.

      Amortization of intangible assets increased by $5.0 million, from $2.6 million in the first quarter of 2000 to $7.6 million in the first quarter of 2001. The increase reflects amortization of goodwill associated with the HMT merger.

Restructuring Activities

      In the third quarter of 1999, the Company implemented a restructuring plan based on an evaluation of the size and location of its existing production capacity relative to the short-term and long-term market demand outlook. Under the 1999 restructuring plan, the Company decided to close its U.S. manufacturing operations in San Jose, California. The restructuring actions resulted in a charge of $139.3 million and included $98.5 million for leasehold improvements and equipment write-offs, $17.7 million for future liabilities under non-cancelable equipment leases associated with equipment no longer being used, $15.6 million for severance pay associated with approximately 980 terminated employees (all in the U.S. and predominately all from the manufacturing area), and $7.5 million in plant closure costs. Non-cash items included in the restructuring charge totaled $98.5 million for the write-off of leasehold improvements and equipment.

      The following table summarizes these 1999 restructuring activities during the first three months of 2001:

                                           Liabilities
                                              Under
                                          Non-Cancelable
                                            Equipment
           (in millions)                      Leases         Total
                                          --------------    --------
           Balance at December 31, 2000      $    6.3       $    6.3
           Charged to Reserve                    (1.6)          (1.6)
                                             --------       --------
           Balance at April 1, 2001          $    4.7       $    4.7
                                             ========       ========

      At April 1, 2001, $4.7 million related to the 1999 restructuring activities remained in current liabilities. In 2001, 2000, and 1999, the Company made cash payments totaling $38.4 million. Cash payments of $4.7 million under the equipment leases will be made monthly through June 2002.

      In the first quarter of 2000, the 1999 restructuring reserves were reduced by a total of $2.0 million. The writedown of net book value of equipment and leasehold improvements was increased by $2.4 million during the first quarter of 2000 for additional equipment that was determined unusable due to the restructure. The facility closure liability was reduced by $3.7 million in the first quarter of 2000 due to successfully terminating the leases on manufacturing facilities and subleasing the administrative facility earlier than originally expected. The severance costs liability was reduced by $0.7 million due to lower than expected payments in the first quarter of 2000.

      In December 2000, the Company implemented a restructuring plan to cease KMT's U.S. manufacturing operations in May 2001. This restructuring action resulted in a charge of $8.0 million, and included $2.6 million of severance pay associated with eliminating approximately 160 positions, primarily in manufacturing, $4.5 million associated with the write-down of equipment and leasehold improvements, and $0.9 million associated with related facility closing costs. Through the first quarter of 2001, no cash payments have been made. The majority of severance pay and facilities closing costs are expected to be paid by June 2001.

      The following table summarizes these 2000 restructuring activities:

                                Writedown
                                Net Book
                                Value of
                                Equipment       Facility
                              and Leasehold     Closure      Severance
(in millions)                  Improvements      Costs          Costs         Total
                              --------------    --------     ---------      --------
Balance at December 31, 2000
    and April 1, 2001             $    4.5      $    0.9      $    2.6      $    8.0

Interest and Other Income/Expense

      Interest income decreased slightly during the quarter, to $0.9 million versus $1.0 million in the first quarter of 2000. The decrease reflected lower average cash and short-term investment balances.

      Interest expense increased to $22.2 million in the first quarter of 2001, compared to $6.5 million in the first quarter of 2000. The $15.7 million increase primarily reflects $10.9 million of accretion on the value of the HMT convertible debt, a $3.3 million charge for interest on the HMT convertible debt, and $1.7 million for amortization of loan fees and warrant expense associated with the completion of the loan restructure agreement with our senior lenders in the second quarter of 2000.

      Other income increased to $1.0 million in the first quarter of 2001, compared to $0.4 million in the first quarter of 2000. The increase included $0.6 million in realized gain on cumulative translation adjustments.

Income Taxes

      Our income tax provisions of $0.5 million and $0.4 million for the three-month periods ended April 1, 2001, and April 2, 2000, respectively, represent foreign withholding taxes on royalty and interest payments. Our wholly-owned thin-film media operation, KMS, received a five-year extension of its initial tax holiday through June, 2003, for its first plant site. KMS has also been granted an additional ten-year tax holiday for its second and third plant sites in Malaysia. The government will reassess the tax holiday start date for the second and third plant sites by the end of the year 2001, based on achieving certain investment criteria.

Minority Interest in KMT

      The minority interest in the net income (loss) of consolidated subsidiary represented Kobe Steel USA Holdings Inc.'s (Kobe USA) 20% share of KMT's net income (loss). KMT recorded net income of $0.06 million in the first quarter of 2001, compared to a net loss of $0.7 million in the first quarter of 2000.

Equity  in Unconsolidated Company

      In November 2000, we formed Chahaya Optronics, Inc., or Chahaya, with two venture capital firms. We contributed key personnel, design and tooling, manufacturing systems, equipment, facilities, and support services in exchange for a 45% interest in Chahaya. Chahaya currently occupies facilities located in Fremont, California, and was formed to provide manufacturing services, primarily in the field of optical components and subsystems. We recorded an investment in Chahaya for $12.0 million in the fourth quarter of 2000. The investment includes $4.0 million for future cash payments and $8.0 million for facilities, facility services, and equipment. As of April 1, 2001, we owed Chahaya $14.2 million, including $11.9 million related to the original investment, and $2.3 million primarily relating to contract payroll for media manufacturing.

      In the first quarter of 2001, we recorded a loss of $0.7 million as our 45% equity share of Chahaya's net loss for the quarter under the equity method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and short-term investments of $51.6 million at the end of the first quarter of 2001 decreased by $29.1 million from the end of the previous fiscal year. Working capital declined by $29.3 million compared to the end of the previous fiscal year.

      First quarter 2001 consolidated operating activities used $5.2 million in cash. The primary components of this change include the following:

       - The first quarter 2001 net loss of $51.0 million, net of non-cash depreciation and amortization of $26.2 million and other non-cash charges of $13.7 million, used $11.1 million in cash.

       - Lower accounts receivable, reflecting the sales decline from the fourth quarter of 2000, generated $11.5 million in cash.

       - Higher inventories, reflecting the quarter-end build-up in anticipation of higher second quarter sales, used $8.6 million in cash.

       - Higher accounts payable, reflecting the increase in production and capital spending activity at the end of the first quarter of 2001, generated $8.5 million in cash.

       - Lower accrued compensation and benefits, reflecting reduced headcount and lower salaries payable, used $2.0 million in cash.

       - Lower other assets and liabilities, primarily reflecting continuing payments for equipment leases and lower interest payable, used $3.5 million in cash.

      We spent $16.5 million on fixed assets during the first quarter of 2001. Net short-term investment activity provided $8.1 million in cash, while other net investing activities provided $0.2 million in cash. Repayment of debt used $7.5 million in cash.

      Current noncancellable capital commitments as of April 1, 2001, totaled $8.8 million. Year-to-date capital expenditures were $16.5 million, and primarily included costs for facilities and installation costs for certain production equipment transferred from the closed U.S. HMT manufacturing plants to Malaysia. In 2000, we spent $29.3 million on property, plant, and equipment. In 2001, we plan to spend approximately $30.0 million on property, plant, and equipment.

      In March 2000, we entered into an agreement with an institutional investor to sell up to $20.0 million of common stock. The shares of common stock may be sold pursuant to a private equity line of credit, under which we may exercise "put options" to sell shares for a price equal to 90%, 92%, or 94% of market, depending on the level of the actual market price at the time of exercise of the "put option." The shares may be sold periodically in maximum increments of $1.5 million to $3.5 million over a period of up to thirty months. On signing the agreement, we issued warrants to the investor to acquire 80,000 shares of common stock at an exercise price of $4.6875 a share. The warrants are exercisable during a three-year period beginning in September, 2000. We valued the warrants using the Black-Scholes model and determined the value to be immaterial.

      In June 2000, we replaced our credit facilities with a senior unsecured loan restructure agreement with our lenders, and a separate subordinated unsecured convertible debt agreement with other creditors. As a result, as of April 1, 2001, we have $209.2 million in senior unsecured bank debt outstanding that matures in June 2001, and $9.3 million of convertible debt that matures in 2005. In addition, we have a note payable to Western Digital with a principal balance of $30.1 million, and which is due in April, 2002, unless Western Digital realizes a return on its Komag equity holdings in excess of a targeted amount by April, 2002. In the event the excess is realized, then the excess amount will reduce the balance due under the note. Upon completion of the HMT merger in the fourth quarter of 2000, our debt increased with HMT's convertible debt due in January 2004. The principal amount of these notes is $230.0 million.

      Our independent auditors have included a going-concern explanatory paragraph in our Form 10-K for our fiscal year ended December 31, 2000. This emphasis paragraph represents our auditors' conclusion that there is substantial doubt as to our ability to continue as a going-concern for a reasonable time. If we are unable to restructure our debt and raise additional funds, our auditors will not remove the explanatory paragraph from their opinion, and our operating results and financial conditions would be detrimentally effected.

      As previously mentioned, we have $209.2 million in senior debt that matures on June 30, 2001. We do not currently have the financial resources to repay this debt; therefore, we will need to restructure our debt obligations within the next few months and raise additional funds (see the first risk factor under the "RISKS RELATED TO THE DEBT RESTRUCTURE AND OUR COMMON STOCK" section below). We are currently engaged in negotiations with our senior lenders, and are actively considering other financing options. We believe that in order to achieve our long-term growth objectives and maintain and enhance our competitive position, such additional financial resources will be required. We may not be able to secure such financial resources on commercially reasonable terms. If we are unable to obtain adequate financing, we will be required to significantly reduce and/or possibly suspend our operations, and/or sell additional securities on terms that would be highly dilutive to current stockholders.

      In May 2000, at our annual meeting of stockholders, we received authorization to sell and issue up to $250 million of common stock in equity or equity-linked private transactions from time to time through June 30, 2001 at a price below book value but at or above the then current market value of our common stock. In September 2000, our stockholders approved at a Special Meeting a proposal to increase the amount of common stock we are authorized to issue from 150 million to 250 million shares.

OTHER FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

      You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below include all of the risks and uncertainties which we believe to be material at this time, but are not the only ones facing our company. Additional risks and uncertainties that we do not presently know of, or we currently deem immaterial, may also impair our business operations.

      If any of the following risks actually occur, they could materially adversely affect our business, financial condition or operating results. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO THE DEBT RESTRUCTURE AND OUR COMMON STOCK

IF WE DO NOT REFINANCE OUR EXISTING DEBT, WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT THE FINANCIAL STRATEGY NECESSARY TO RETURN US TO PROFITABLE OPERATIONS.

      As of April 1, 2001, the outstanding principal amount of our debt consisted of the following:

       - $209.2 million of unsecured senior bank debt maturing on June 30, 2001 (current outstanding amount is $201.7 million after a $7.5 million payment in April 2001);

       - an unsecured $30.1 million promissory note due April 8, 2002, issued to Western Digital Corporation, and referred to as our "senior subordinated note;"

       - $9.3 million in convertible subordinated debt maturing in February, 2005; and

       - $230.0 million principal amount of convertible subordinated notes that we assumed following our merger with HMT, which matures on January 15, 2004, and referred to as the "existing notes."

      We may not be able to successfully refinance our existing debt. Our ability to refinance our debt will depend substantially on our ability to complete the following transactions, which are more fully described in the S-3/S-4 filed with the SEC on April 5 and 6, 2001:

       - completing the offering of Malaysian bonds, where, through our Malaysian subsidiary, we plan to issue bonds denominated in Malaysian ringitt in an amount equal to $100 million;

       - obtaining the consent of the holders of our existing senior bank debt to accept a partial payment of cash and exchange notes as full payment for the senior bank debt;

       -  completing the restructuring of the senior subordinated note; and

       -  completing the exchange offer for the existing notes.

      If we are not successful in our offering of Malaysian bonds, we will not be able to repay a portion of the senior bank debt. We are currently negotiating with the holders of the senior bank debt. If we do not reach an agreement with all of our senior bank debt holders, we will not be able to implement our plan to refinance our existing senior bank debt. If our senior bank debt holders do not agree to accept a partial repayment and exchange notes as full payment for the senior bank debt, the $201.7 million principal amount of our senior bank debt will become due on June 30, 2001, and we will not have sufficient funds to repay it. As a result, under the terms of the loan restructure agreement for the senior bank debt and the subordination provisions of the indenture for the existing notes, we would not be able to pay interest on the existing notes when it becomes due on July 15, 2001. We would then be in default under the existing notes, and the holders could accelerate the outstanding principal on the existing notes. In addition, we would then be in default under our other existing debt. If this were to occur, we would be further unable to meet our obligations as they become due. Our current strategy for a return to profitability requires the refinancing of our debt, and, accordingly, if we are unsuccessful in completing the transactions described above, our return to profitability will be delayed or unachievable.

      Further, unless we have a sufficient percentage of participation in the exchange offer, we will not be able to adequately reduce our level of outstanding debt.

IF OUR FINANCIAL CONDITION DOES NOT IMPROVE SUBSTANTIALLY, WE MAY HAVE TO SEEK RELIEF UNDER CHAPTER 11 OF THE BANKRUPTCY CODE OR MAY BE FORCED INTO BANKRUPTCY PROCEEDINGS.

      If our financial condition continues to deteriorate and we are unable to restructure our indebtedness, reduce our losses, and obtain additional financing, we may be forced to seek relief under Chapter 11 of the Bankruptcy Code, or may be forced into bankruptcy. Chapter 11 would permit us to remain in control of our business, protected by a stay of all creditor action, while we attempt to negotiate and confirm a plan of reorganization with our creditors. If we commenced a case under Chapter 11, we would expect deterioration in our customer relationships, a reduction in orders, the loss of suppliers, and an erosion of employee morale. We may be unsuccessful in our attempts to confirm a plan of reorganization with our creditors. Many Chapter 11 cases are unsuccessful, and virtually all involve substantial expense and damage to the business. If we sought relief under Chapter 11 and were unsuccessful in obtaining confirmation of a plan of reorganization, our assets would be liquidated. In addition, the fact that our assets are located in Malaysia may make it more difficult to distribute our assets on liquidation. In a bankruptcy case, all other creditors would be paid prior to our shareholders.

BECAUSE WE HAVE A LARGE AMOUNT OF DEBT, OUR FUTURE OPERATING PERFORMANCE MUST GENERATE CASH FLOWS SUFFICIENT TO MEET OUR DEBT PAYMENT OBLIGATIONS AND, EVEN IF WE COMPLETE THE PROPOSED DEBT RESTRUCTURING, OUR LARGE AMOUNT OF DEBT COULD NEGATIVELY IMPACT HOLDERS OF EXCHANGE NOTES.

      We incurred a $51.0 million loss in the first quarter of fiscal year 2001, and we incurred net losses of $68.1 million in fiscal 2000 and $283.0 million in fiscal 1999. These losses could continue. If we are unable to refinance and reduce the level of our existing debt, we may not be able to make payments on our existing debt when the debt becomes due. As of May 10, 2001, we have outstanding debt in the principal amount of $471.1 million, of which $241.1 million will be senior to the existing notes. Of this debt, $201.7 million will mature on June 30, 2001. If we successfully complete the refinancing of our senior bank debt and the senior subordinated note and the exchange offer, $9.3 million in convertible subordinated debt will be senior to the exchange notes, as will be the $100.0 million of Malaysian bonds.

      We may not be able to make payments on our debt even after the reduction of our debt levels following the potential restructuring of our debt and the exchange offer. Assuming the completion of our debt restructuring, our ability to make scheduled debt payments even at the reduced levels will depend on our future operating performance and cash flow. Our operating performance and cash flow, in part, are subject to economic factors beyond our control, including prevailing interest rates. We may not be able to generate enough cash flow to meet our obligations and commitments even if we successfully refinance our senior bank debt, and the senior subordinated note and the exchange offer, including obligations to make payments on any existing notes not tendered during the exchange offer. If we cannot generate sufficient cash flow from operations to service our debt, we may need to further refinance our debt, dispose of assets, or issue equity to obtain the necessary funds. We do not know whether we will be able to refinance our debt, issue equity, or dispose of assets to raise funds on a timely basis or on terms satisfactory to us. In addition, the terms under our new Malaysian bonds may restrict our ability to transfer cash to the United States. If our financial condition continues to deteriorate, if we are unable to reduce our losses or obtain additional financing, or if we are unable to further refinance our debt, raise funds through asset sales, sales of equity or otherwise, our ability to pay principal and interest in cash on the exchange notes would be harmed.

      Our large amount of debt could negatively impact our shareholders in many ways, including:

       - reducing funds available to support our business operations and for other corporate purposes because portions of our cash flow from operations must be dedicated to the payment of principal and interest on our debt;

       - impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

       -  increasing vulnerability to increases in interest rates;

       - reducing financial flexibility because our debt under the Malaysian bonds would be secured by certain assets of our Malaysian subsidiary. The assets of our Malaysian subsidiary constitute most of our tangible assets;

       - placing us at a competitive disadvantage because we may be substantially more leveraged than certain of our competitors;

       - hindering our ability to adjust rapidly to changing market conditions; and

       - making us more vulnerable to a downturn in general economic conditions or in our business.

THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN DEPRESSED, AND MAY DECLINE
FURTHER.

      The market price of our common stock has been depressed in response to actual and anticipated quarterly variations in:

       -  our operating results;

       -  macroeconomic conditions;

       -  changes in demand for computers and data storage;

       - our ability to integrate the business of the former HMT operations into Komag;

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

       - the success or failure of new product qualifications in programs with certain manufacturers; and

       -  developments related to patents or other intellectual property rights.

      We expect this volatility to continue in the future. In addition, any shortfall or changes in our revenue, gross margins, earnings, or other financial results, could cause the price of our common stock to fluctuate significantly. In recent years, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market price of many technology companies, and which may be unrelated to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of our common stock. Volatility in the price of stocks of companies in the hard disk drive industry has been particularly high. From the second quarter of 1997 through April 30, 2001, the price of our stock fell to a low of $0.563 from a high of $35.13.

      The market price of our common stock may decline further if we are unable to restructure our existing debt or pay principal and interest under our debt when it becomes due.

      The recovery of our stock price depends on our ability to restructure our debt, a correction in the industry supply and demand imbalance, and our ability to achieve industry-mandated technology, costs, and yields.

IF WE DO NOT COMPLY WITH NASDAQ'S MINIMUM BID REQUIREMENT BY JULY 24, 2001, OUR SECURITIES WILL BE DELISTED, AND THE TRADING MARKET AND PRICE OF OUR SECURITIES WILL BE HARMED.

      The trading of our common stock on the Nasdaq National Market System depends on our meeting certain asset, revenue, and stock price tests. Currently, we are not in compliance with Nasdaq's minimum bid requirement because our stock has traded below $1.00 per share for more than 30 consecutive trading days. On April 25, 2001, we received a letter from the Office of Nasdaq Qualifications indicating that if we do not comply with the minimum bid price rule by July 24, 2001, Nasdaq intends to delist our stock. In order to gain compliance, our common stock must trade at or above $1.00 for a minimum of 10 consecutive trading days. If our common stock is delisted from trading on the Nasdaq System, the trading market and price for our common stock and the exchange notes would be materially adversely affected. In addition, low-priced stocks are subject to additional risks, including additional state regulatory requirements and the potential loss of effective trading markets.

BECAUSE THE MALAYSIAN BONDS WILL BE PAYABLE IN MALAYSIAN RINGGIT, WE WILL BE SUBJECT TO FOREIGN CURRENCY RISKS.

      If we restructure our existing debt, we expect that the Malaysian bonds will comprise a substantial portion of our debt. Although the Malaysian bonds will be payable in Malaysian ringgit, our revenues are generally denominated in U.S. dollars and the U.S. dollar is our functional currency. If the value of the Malaysian ringgit increases in relation to the U.S. dollar, the U.S. dollar equivalent of the principal amount we would have to pay under the Malaysian bonds would, in effect, increase.

      The Malaysian ringgit is not currently traded in the international currency exchange markets, and is therefore considered an illiquid currency. Hedging or other foreign exchange contracts that would ensure that we would be able to lock in an exchange rate or to obtain the Malaysian ringgit necessary to pay our obligations under the Malaysian bonds may be expensive or unavailable.

RISKS RELATED TO OUR BUSINESS

CONCERNS ABOUT THE GOING-CONCERN EXPLANATORY PARAGRAPH IN OUR AUDIT REPORT COULD DETRIMENTALLY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

      Our independent auditors have included a going-concern explanatory paragraph for our fiscal year ended December 31, 2000. This emphasis paragraph represents our auditors' conclusion that there is substantial doubt as to our ability to continue as a going-concern for a reasonable time. If we are unable to restructure our debt and raise additional funds, our auditors may not remove the explanatory paragraph from their opinion, and our operating results and financial conditions could be detrimentally effected due to any of the following:

       - our customer relationships and orders with our customers could deteriorate;

       -  suppliers could reduce their willingness to extend credit;

       -  employee attrition could increase; and/or

       -  new lenders could be unwilling to refinance our existing debt.

DEMAND FOR DISK DRIVES IS LARGELY TIED TO DEMAND FOR PERSONAL COMPUTERS AND FLUCTUATIONS IN AND REDUCED DEMAND FOR PERSONAL COMPUTERS MAY RESULT IN CANCELLATIONS OR REDUCTIONS IN DEMAND FOR OUR PRODUCT.

      Trend Focus estimates that 74% of the disks consumed during 2000 were incorporated into disk drives for the desktop personal computer market. Because of this concentration in a single market, our business is tightly linked to the success of the personal computer market. Historically, demand for personal computers has been seasonal and cyclical. During the first quarter of 2001, personal computer manufacturers generally announced lower expectations for sales. Due to the high fixed costs of our business, fluctuations in demand resulting from this seasonality and cyclicality can lead to disproportionate changes in the results of our operations. If cancellations or reductions in demand for our products occur in the future, our business, financial condition, and results of operations could be seriously harmed.

DELAYS AND CANCELLATIONS OF OUR CUSTOMER ORDERS MAY CAUSE US TO UNDER-UTILIZE OUR PRODUCTION CAPACITY, WHICH COULD SIGNIFICANTLY REDUCE OUR GROSS MARGINS AND RESULT IN SIGNIFICANT LOSSES.

      Our business has a large amount of fixed costs, as we are highly capital-intensive. If there is a decrease in demand for our products, our production capacity could be under-utilized, and, as a result, we may experience:

       -  equipment write-offs;

       -  restructuring charges;

       -  reduced average selling prices;

       -  increased unit costs; and

       -  employee layoffs.

IF WE ARE NOT ABLE TO ATTRACT AND RETAIN KEY PERSONNEL, OUR OPERATIONS COULD BE HARMED.

      Our future success depends on the continued service of our executive officers, our highly-skilled research, development, and engineering team, our manufacturing team, and our key administrative, sales, and marketing and support personnel. Competition for skilled personnel is intense. In particular, our financial performance has increased the difficulty of attracting and retaining skilled scientists and other knowledge workers. In our Silicon Valley headquarters location, there are many employment opportunities for high-caliber employees. As a result, we have experienced higher rates of turnover in the last year than at other times in our history, and we may not be able to attract, assimilate, or retain highly-qualified personnel to maintain the capabilities that are necessary to compete effectively. If we are unable to retain existing or hire key personnel, our business, financial condition, and operating results could be harmed.

IF WE DO NOT SUCCESSFULLY INTEGRATE THE TECHNOLOGIES, BUSINESS, AND EMPLOYEES OF HMT, OUR BUSINESS WILL BE DISRUPTED AND WE WILL INCUR ADDITIONAL EXPENSES.

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

      If we do not succeed in addressing the risks or any other problems encountered in connection with the HMT merger, our business, financial condition and operating results could suffer, we would lose key personnel, and we would not achieve the anticipated benefits of the merger.

OUR FUTURE EARNINGS MAY BE REDUCED BECAUSE OF THE MERGER WITH HMT.

      The merger has been treated as a purchase for accounting purposes. This creates expenses in our future statement of operations that we would not have otherwise incurred, which could have a material adverse effect on the market price of our common stock. We incurred direct transaction costs of $9.0 million in connection with the merger. Under current purchase accounting rules, we have recorded, and will continue to amortize, intangible assets totaling $109.6 million related to patents, existing technology, assembled workforce and goodwill in connection with the merger. This amortization will reduce earnings over seven years.

      We also expect that interest accretion on the existing notes of $42.5 million per year will reduce our future earnings through January 2004. If the benefits of the merger do not exceed the costs associated with the merger, including the dilution to our stockholders resulting from the issuance of 42.8 million shares in connection with the merger, our financial results, including earnings per share, would be adversely affected.

THERE IS A HIGH CONCENTRATION OF CUSTOMERS IN THE DISK DRIVE MARKET, AND WE RECEIVE A LARGE PERCENTAGE OF OUR REVENUES FROM ONLY A FEW CUSTOMERS, THE LOSS OF ANY OF WHICH WOULD ADVERSELY AFFECT OUR SALES.

      Our customers consist of disk drive manufacturers. Given the relatively small number of disk drive manufacturers, we expect that we will continue to depend on a limited number of customers. This high customer concentration is due to the following factors:

       -  the high-volume requirements of the dominant disk drive manufacturers;

       - a tendency to rely on a few suppliers because of the close interrelationship between media performance and disk drive performance; and the complexity of integrating components from a variety of suppliers; and

       - the increases in storage densities which have led to decreases in the platter count per drive. With lower platter counts, captive disk drive manufacturers have excess internal media capacity and they rely less on independent sources of media.

      During the first quarter of 2001, 46% of our sales were to Western Digital, 36% were to Maxtor Corporation, and 12% were to Seagate Technology. In fiscal 2000, 50% of our sales were to Western Digital, 28% were to Maxtor Corporation, and 17% were to Seagate Technology. If our customers reduce their media requirements or develop capacity to produce thin-film disks for internal use, our sales will be reduced. For example, as part of our purchase of Western Digital's media operations in April 1999, we entered into a volume purchase agreement with Western Digital whereby Western Digital is obligated, over the three years following the acquisition date, to purchase a significant majority of its media requirements from us. As a result, our sales are significantly connected to Western Digital's performance. In addition, our customers are headquartered in the U.S. Should U.S.-based drive companies lose market share to foreign competitors, it could have a negative impact on our sales. As a result, our business, financial condition and operating results could suffer.

IF WE ARE NOT ABLE TO RAISE FUTURE CAPITAL FOR THE SUBSTANTIAL CAPITAL EXPENDITURES NEEDED TO OPERATE OUR BUSINESS COMPETITIVELY, WE MAY BE FORCED TO REDUCE OR SUSPEND OPERATIONS.

      The disk media business is capital-intensive, and we believe that in order to remain competitive, we will likely require additional financing resources over the next several years for capital expenditures, working capital and research and development. In connection with our purchase of Western Digital's media operations in April 1999, we also acquired building and equipment leases with remaining lease commitments. As of April 1, 2001, we have continuing payment obligations totaling $10.4 million for the leased equipment through the second quarter of 2002. Because the leased assets are substantially unused, we suffer a continued cash drain without deriving a benefit from this equipment. If we cannot raise additional funds, we may be forced to reduce or suspend operations.

BECAUSE OUR PRODUCTS REQUIRE A LENGTHY SALES CYCLE WITH NO ASSURANCE OF A SALE OR HIGH VOLUME PRODUCTION, WE MAY EXPEND FINANCIAL AND OTHER RESOURCES WITHOUT MAKING A SALE.

      With short product life cycles and rapid technological change, we must qualify new products frequently, and we must also achieve high volume production rapidly. Hard disk drive programs have increasingly become "bimodal" in that a few programs are high-volume and the remaining programs are relatively small in terms of volume. Supply and demand balance can change quickly from customer to customer and from program to program. Further, qualifying thin-film disks for incorporation into a new disk drive product requires us to work extensively with the customer and the customer's other suppliers to meet product specifications. Therefore, customers often require a significant number of product presentations and demonstrations, as well as substantial interaction with our senior management, before making a purchasing decision. Accordingly, our products typically have a lengthy sales cycle, which can range from six to 12 months, during which time we may expend substantial financial resources and management time and effort, while not being sure that a sale will result, or that our share of the program ultimately will result in high-volume production.

IF OUR CUSTOMERS CANCEL ORDERS THEY MAY NOT BE REQUIRED TO PAY ANY PENALTIES AND OUR SALES COULD SUFFER.

      Our sales are generally made pursuant to purchase orders that are subject to cancellation, modification, or rescheduling without significant penalties. If our current customers do not continue to place orders with us, if orders by existing customers do not recover to the levels of earlier periods, or if we are unable to obtain orders from new customers, our sales and operating results will suffer.

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

      Disk drive manufacturers such as Seagate Technology, IBM, and Fujitsu have large internal media manufacturing operations. We compete with these internal operations directly, when we market our products to these disk drive companies, and indirectly, when we sell our disks to customers who must compete with vertically-integrated disk drive manufacturers. Vertically-integrated companies have the ability to keep their disk-making operations fully utilized, thus lowering their costs of production. This cost advantage contributes to the pressure on us and other independent media manufacturers to sell disks at prices so low that we are unprofitable, and we cannot be sure when, if ever, we can achieve a low enough cost structure to return to profitability. Vertically-integrated companies are also able to achieve a large scale that supports the development resources necessary to advance technology rapidly. As a result, we may not have sufficient resources to be able to compete effectively with these companies. Therefore, our business, financial condition, and operations could suffer.

BECAUSE WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS, IF OUR SUPPLIERS EXPERIENCE CAPACITY CONSTRAINTS OR PRODUCTION FAILURES, OUR PRODUCTION AND OPERATING RESULTS COULD BE HARMED.

      We rely on a limited number of suppliers for some of the materials and equipment used in our manufacturing processes, including aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. For instance, Kobe is our sole supplier of aluminum blanks. Further, the supplier base has been weakened by the poor financial condition of the industry, and some suppliers have either exited the business or failed. Our production capacity would be limited if one or more of these materials were to become unavailable or available in reduced quantities, or if we were unable to find alternative suppliers. If our source of materials and supplies were unavailable for a significant period of time, our production and operating results could be adversely affected.

IF WE ARE UNABLE TO SUCCESSFULLY COMPETE IN THE HIGHLY COMPETITIVE THIN-FILM MEDIA INDUSTRY, WE MAY NOT BE ABLE TO GAIN ADDITIONAL MARKET SHARE OR WE MAY LOSE OUR EXISTING MARKET SHARE, AND OUR OPERATING RESULTS WOULD BE HARMED. THE IMBALANCE BETWEEN DEMAND AND SUPPLY HAS FURTHER INTENSIFIED THE COMPETITION IN THE INDUSTRY.

      The market for our products is highly competitive, and we expect competition to continue in the future. Competitors in the thin-film disk industry fall into two groups: Asian-based manufacturers and U.S. captive manufacturers. Our Asian-based competitors include Fuji, Mitsubishi, Trace, Showa Denko, and Hoya. The U.S. captive manufacturers include the disk media operations of Seagate Technology, IBM, and for all intents and purposes, MMC Technology. Many of these competitors have greater financial resources than we have. If we are not able to compete successfully in the future, we would not be able to gain additional market share for our products, or we may lose our existing market share, and our operating results could be harmed.

      In 2000, as in 1999, media supply exceeded media demand. As independent suppliers struggled to utilize their capacity, the excess media supply caused average selling prices for disk products to decline. Pricing pressure on component suppliers has also been compounded by high consumer demand for sub-$1,000 personal computers. Further, structural change in the disk media industry, including combinations, failures, and joint venture arrangements, may be required before media supply and demand are in balance. However, structural changes would intensify the competition in the industry.

DISK DRIVE PROGRAM LIFE CYCLES ARE SHORT, AND DISK DRIVE PROGRAMS ARE HIGHLY CUSTOMIZED. IF WE FAIL TO RESPOND TO OUR CUSTOMERS' DEMANDING REQUIREMENTS, WE WOULD NOT BE ABLE TO COMPETE EFFECTIVELY.

      Our industry experiences rapid technological change, and our inability to timely anticipate and develop products and production technologies could harm our competitive position. In general, the life cycles of recent disk drive programs have been shortening. Additionally, media must be more customized to each disk drive program. Short program life cycles and customization have increased the risk of voluntary obsolescence. Supply chain management, including just-in-time delivery, has become a standard industry practice. In order to sustain customer relationships and achieve profitability, we must be able to develop in a timely fashion new products and technologies that can help customers reduce their time-to-market performance, and continue to maintain operational excellence that supports high-volume manufacturing ramps and tight inventory management throughout the supply chain. If we cannot respond to this rapidly changing environment or fail to meet our customers' demanding product and qualification requirements, we would not be able to compete effectively. As a result, we would not be able to maximize the use of our production facilities and minimize our inventory losses.

IF WE DO NOT KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE AND CONTINUE TO IMPROVE THE QUALITY OF OUR MANUFACTURING PROCESSES, WE WILL NOT BE ABLE TO COMPETE EFFECTIVELY AND OUR OPERATING RESULTS WOULD SUFFER.

      Our thin-film disk products primarily serve the 3 1/2-inch hard disk drive market, where product performance, consistent quality, price, and availability are of great competitive importance. To succeed in an industry characterized by rapid technological developments, we must continuously advance our thin-film technology at a pace consistent with, or faster than, our competitors'.

      Advances in hard disk drive technology demand continually lower glide heights and higher storage densities. Over the last several years, storage density has roughly doubled each year, requiring significant improvement in every aspect of disk design. These advances require substantial on-going process and technology development. New process technologies must support cost-effective, high-volume production of thin-film disks that meet these ever-advancing customer requirements for enhanced magnetic recording performance. We may not be able to develop and implement such technologies in a timely manner in order to compete effectively against our competitors' products and/or entirely new data storage technologies. In addition, we must transfer our technology from our U.S. research and development center to our Malaysian manufacturing operations. If we cannot advance our process technologies or do not successfully implement those advanced technologies in our Malaysian operations, or if technologies that we have chosen not to develop prove to be viable competitive alternatives, we would not be able to compete effectively. As a result, we would lose our market share and face increased price competition from other manufacturers, and our operating results would suffer.

      The manufacture of our high-performance, thin-film disks requires a tightly controlled multi-stage process, and the use of high-quality materials. Efficient production of our products requires utilization of advanced manufacturing techniques and clean room facilities. Disk fabrication occurs in a highly controlled, clean environment to minimize dust and other yield- and quality-limiting contaminants. In spite of stringent manufacturing controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of the disks in a lot to be defective. The success of our manufacturing operations depends in part on our ability to maintain process control and minimize such impurities in order to maximize yield of acceptable high-quality disks. Minor variations from specifications could have a disproportionately adverse impact on our manufacturing yields. If we are not able to continue to improve on our manufacturing processes, our operating results would be harmed.

IF WE DO NOT PROTECT OUR PATENTS AND INFORMATION RIGHTS, OUR REVENUES WILL
SUFFER.

      Protection of technology through patents and other forms of intellectual property rights in technically sophisticated fields is commonplace. In the disk drive industry, it is common for companies and individuals to initiate actions against others in the industry to enforce intellectual property rights. Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets, and other measures, we may not be able to protect our technology adequately. Competitors may be able to develop similar technology and also may have or may develop intellectual property rights and enforce those rights to prevent us from using such technologies, or demand royalty payments from us in return for using such technologies. Either of these actions may affect our production, which would materially reduce our revenues and harm our results of operations.

WE MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS WHICH ARE COSTLY TO RESOLVE, AND WHICH MAY DIVERT OUR MANAGEMENT'S ATTENTION.

      We have occasionally received, and may receive in the future, communications from third parties which assert violation of intellectual rights alleged to cover certain of our products or manufacturing processes or equipment. We evaluate whether it would be necessary to defend against the claims or to seek licenses to the rights referred to in such communications. In those cases, we may not be able to negotiate necessary licenses on commercially reasonable terms. Also, if we have to defend those claims, we could incur significant expenses and our management's attention could be diverted from our other business. Any litigation resulting from such claims could have a material adverse effect on our business and financial results.

      We may not be able to anticipate claims by others that we infringe their technology or successfully defend ourselves against such claims. Similarly, we may not be able to discover significant infringements of our technology or successfully enforce our rights to our technology if we discover infringing uses by others.

HISTORICAL QUARTERLY RESULTS MAY NOT ACCURATELY PREDICT OUR FUTURE PERFORMANCE, WHICH IS SUBJECT TO FLUCTUATION DUE TO MANY UNCERTAINTIES.

      Our operating results historically have fluctuated significantly on both a quarterly and annual basis. As a result, our operating results in any quarter may not reflect our future performance. We believe that our future operating results will continue to be subject to quarterly variations based on a wide variety of factors, including:

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

       - the extensibility of our process equipment to meet more stringent future product requirements;

       - our ability to introduce new products that achieve cost-effective high-volume production in a timely manner, timing of product announcements, and market acceptance of new products;

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

OUR DEPENDENCE ON OUR MALAYSIAN OPERATIONS EXPOSES US TO UNAVOIDABLE RISKS IN TRANSMITTING TECHNOLOGY FROM U.S. FACILITIES TO MALAYSIAN FACILITIES, AND WHICH COULD IMPACT OUR RESULTS OF OPERATIONS.

      During the third quarter of 1999, we announced that all media production would be consolidated into our Malaysian factories. In the fourth quarter of 2000, we decided to end the manufacture of aluminum substrates in Santa Rosa, California, and end production of polished disks in HMT's Eugene, Oregon, facility. Currently, all aluminum substrates are manufactured by our Malaysian factory and a Malaysian vendor. In addition, all polished disks are manufactured by our Malaysian factories. In addition, we recently transferred the manufacturing capacity of HMT's Fremont, California, facility to Malaysia, and have closed all of our U.S. media manufacturing operations, leaving us fully dependent on our Malaysian manufacturing operations.

      Recent fluctuations in the electrical voltage available to our Malaysian factories resulted in substantial down-time. Additionally, technology developed at our U.S. research and development center must now be first implemented at our Malaysian facilities without the benefit of being implemented at a U.S. factory. Therefore, we rely heavily on electronic communications between our U.S. facilities and Malaysia to transfer technology, diagnose operational issues, and meet customer requirements. If our operations in Malaysia or overseas communications are disrupted for a prolonged period for any reason, shipments of our products would be delayed, and our results of operations would suffer.

OUR FOREIGN OPERATIONS AND INTERNATIONAL SALES SUBJECT US TO ADDITIONAL RISKS INHERENT IN DOING BUSINESS ON AN INTERNATIONAL LEVEL THAT MAKE IT MORE COSTLY OR DIFFICULT TO CONDUCT OUR BUSINESS.

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

       -  fluctuations in tariffs or other trade barriers;

       - foreign currency exchange rate fluctuations since certain costs of our foreign manufacturing and marketing operations are incurred in foreign currency, including purchase of certain operating supplies and production equipment from Japanese suppliers in yen-denominated transactions;

       -  difficulties in staffing and managing foreign operations;

       -  political, social and economic instability;

       -  exposure to taxes in multiple jurisdictions; and

       -  transportation delays and interruptions.

      In addition, our ability to transfer funds from our Malaysian operations to the U.S. is subject to Malaysian rules and regulations. In 1999, the Malaysian government repealed a regulation that restricted the amount of dividends that a Malaysian company may pay to its stockholders. If not repealed, this regulation would have potentially limited our ability to transfer funds to the U.S. from our Malaysian operations. If similar regulations are enacted in the future, the cost of our Malaysian operations would increase, and our operating margin would be significantly reduced.

IF WE ARE UNABLE TO CONTROL CONTAMINATION IN OUR MANUFACTURING PROCESSES, WE MAY HAVE TO SUSPEND OR REDUCE OUR MANUFACTURING OPERATIONS.

      It is possible that we will experience manufacturing problems from contamination or other causes in the future. For example, if our disks are contaminated by microscopic particles, they might not be fit for use by our customers. If contamination problems arise, we would have to suspend or reduce our manufacturing operations, and our operations could suffer.

THE NATURE OF OUR OPERATIONS MAKES US SUSCEPTIBLE TO MATERIAL ENVIRONMENTAL LIABILITIES, WHICH COULD RESULT IN SIGNIFICANT CLEAN-UP EXPENSES AND ADVERSELY AFFECT OUR FINANCIAL CONDITION.

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

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR BUSINESS, AND CALIFORNIA'S ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

      California is in the midst of an energy crisis that could disrupt our research and development activities and increase our expenses. In the event of an acute power shortage, which occurs when power reserves for the State of California fall below 1.5%, California has, on occasion, implemented, and may in the future continue to implement, rolling blackouts throughout the state. We currently do not have back-up generators or alternate sources of power in the event of a blackout, and our insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our California-based facilities. This could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

      Furthermore, the regulatory changes affecting the energy industry instituted in 1996 by the California government have caused power prices to increase. Under the revised regulatory scheme, utilities were encouraged to sell their plants, which had traditionally produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have increased dramatically over the past year. If wholesale prices continue to increase, our operating expenses will likely increase, as our headquarters and certain facilities are in California.

EARTHQUAKES OR OTHER NATURAL OR MAN-MADE DISASTERS COULD DISRUPT OUR OPERATIONS.

      Our U.S. facilities are located in San Jose, Fremont, and Santa Rosa in California. In addition, Kobe and other Japanese suppliers of key manufacturing supplies and sputtering machines are located in areas with seismic activity. Our Malaysian operations have been subject to temporary production interruptions due to localized flooding, disruptions in the delivery of electrical power, and, on one occasion in 1997, by smoke generated by large, widespread fires in Indonesia. If any natural or man-made disasters do occur, operations could be disrupted for prolonged periods, and our business would suffer.

       Other risk factors that may affect our financial performance are listed in our various SEC filings, including our Form 10-K for the fiscal year ended December 31, 2000, which was filed on March 26, 2001. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceeding

      Asahi Glass Company, Ltd., or Asahi, has asserted that a technology cooperation agreement between the Company and Asahi gives Asahi exclusive rights, even as to Komag, to certain glass substrate-related intellectual property developed by the Company. The Company has sent Asahi a notice of termination of the agreement and believes that Asahi has no rights to the glass substrate technology developed by the Company. The Company believes that it has full control of its glass-related intellectual property, and is proceeding to commercialize the technology with the support of other glass makers.

      The Company has discontinued its litigation against Asahi, and is currently engaged in discussions with Asahi to resolve the dispute. The Company believes that the resolution of the dispute, whether favorable or unfavorable, would not have a significant financial impact on the Company's financial results.

ITEM 2. Changes in Securities

      Not Applicable.

ITEM 3. Defaults Upon Senior Securities

      Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

      Not Applicable

ITEM 5. Other Information

      We received a letter from Nasdaq informing us that we are not in compliance with Nasdaq's minimum bid requirement because our stock has traded below $1.00 per share for more than 30 consecutive trading days. If we do not comply with the minimum bid price rule by July 24, 2001, Nasdaq intends to delist our stock. At that time, we may appeal the delisting decision and request a hearing.

ITEM 6. Exhibits and Reports on Form 8-K

      Not Applicable

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               KOMAG, INCORPORATED
                                  (Registrant)




DATE:  May 15, 2001          BY:  /s/ Thian Hoo Tan
     ----------------           --------------------------------
                             Thian Hoo Tan
                             Chief Executive Officer

DATE:  May 15, 2001          BY: /s/ Edward H. Siegler
     ----------------           --------------------------------
                             Edward H. Siegler
                             Vice President,
                             Chief Financial Officer

DATE:  May 15, 2001          BY: /s/ Kathleen A. Bayless
     ----------------           --------------------------------
                             Kathleen A. Bayless
                             Vice President,
                             Corporate Controller