Form 10-Q
period 2001-07-01
KOMAG INC /DE/
filed 2001-08-07
CIK 813347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended July 1, 2001
                         Commission File Number 0-16852


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

                              Yes   X     No       .
                                  ------     ------

On July 1, 2001, 11,924,983 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX

                               KOMAG, INCORPORATED


                                                                                  Page No.
    PART I.      FINANCIAL INFORMATION

    Item 1.      Consolidated Financial Statements (Unaudited)

                 Consolidated statements of operations--Three
                 and six months ended July 1, 2001 and July 2, 2000 ..............     3

                 Consolidated balance sheets--July 1, 2001
                 and December 31, 2000 ...........................................     4

                 Consolidated statements of cash flows--Six
                 months ended July 1, 2001 and July 2, 2000 ......................     5

                 Notes to consolidated financial statements--
                 July 1, 2001 ....................................................  6-14

    Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ................... 15-34

    PART II.     OTHER INFORMATION

    Item 1.      Legal Proceedings ...............................................    35

    Item 2.      Changes in Securities ...........................................    35

    Item 3.      Defaults Upon Senior Securities .................................    35

    Item 4.      Submission of Matters to a Vote of Security Holders .............    35

    Item 5.      Other Information ...............................................    37

    Item 6.      Exhibits and Reports on Form 8-K ................................    37

    SIGNATURES ...................................................................    38


PART I. FINANCIAL INFORMATION


                               KOMAG, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                         Three Months Ended               Six Months Ended
                                                                     -------------------------       -------------------------
                                                                         JUL 1           Jul 2           JUL 1           Jul 2
                                                                          2001            2000            2001            2000
                                                                     ---------       ---------       ---------       ---------
Net sales to unrelated parties                                       $  42,053       $  38,305       $  89,508       $  65,712
Net sales to related parties                                            35,298          45,163          75,699          97,389
                                                                     ---------       ---------       ---------       ---------
          NET SALES                                                     77,351          83,468         165,207         163,101

Cost of sales                                                           79,251          73,534         172,681         140,329
                                                                     ---------       ---------       ---------       ---------
          GROSS PROFIT (LOSS)                                           (1,900)          9,934          (7,474)         22,772

Operating expenses:
     Research, development and engineering                               9,825           8,343          20,494          16,892
     Selling, general and administrative                                 6,361           3,769          12,072           7,414
     Amortization of intangibles                                         6,505           2,555          14,070           5,110
     Impairment/restructuring charges (credits)                         43,020            (711)         43,020          (2,661)
                                                                     ---------       ---------       ---------       ---------
                                                                        65,711          13,956          89,656          26,755
                                                                     ---------       ---------       ---------       ---------
          OPERATING LOSS                                               (67,611)         (4,022)        (97,130)         (3,983)

Other income (expense):
     Interest income                                                       404           1,168           1,256           2,150
     Interest expense                                                  (21,565)         (7,457)        (43,728)        (13,908)
     Other, net                                                            609             196           1,634             571
                                                                     ---------       ---------       ---------       ---------
                                                                       (20,552)         (6,093)        (40,838)        (11,187)
                                                                     ---------       ---------       ---------       ---------
Loss before income taxes, minority interest,
   equity in unconsolidated company loss and extraordinary gain        (88,163)        (10,115)       (137,968)        (15,170)
Provision for income taxes                                                 321             450             781             826
                                                                     ---------       ---------       ---------       ---------
Loss before minority interest, equity in
   unconsolidated company loss and extraordinary gain                  (88,484)        (10,565)       (138,749)        (15,996)
Minority interest in net loss of consolidated subsidiary                  (449)           (319)           (437)           (456)
Equity in net loss of unconsolidated company                              (928)             --          (1,665)             --
                                                                     ---------       ---------       ---------       ---------
          LOSS BEFORE EXTRAORDINARY GAIN                               (88,963)        (10,246)       (139,977)        (15,540)
Extraordinary gain                                                          --           3,772              --           3,772
                                                                     ---------       ---------       ---------       ---------
          NET LOSS                                                   $ (88,963)      $  (6,474)      $(139,977)      $ (11,768)
                                                                     =========       =========       =========       =========
Basic and diluted loss before extraordinary gain per share           $   (0.80)      $   (0.16)      $   (1.25)      $   (0.24)
Basic and diluted extraordinary gain per share                              --            0.06              --            0.06
                                                                     ---------       ---------       ---------       ---------
Basic and diluted net loss per share                                 $   (0.80)      $   (0.10)      $   (1.25)      $   (0.18)
                                                                     =========       =========       =========       =========
Number of shares used in basic and diluted computations                111,828          66,039         111,737          65,958
                                                                     =========       =========       =========       =========



                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                JUL 1       Dec 31
                                                                 2001         2000
                                                           ----------    ---------
ASSETS                                                     (UNAUDITED)       (note)
Current assets
      Cash and cash equivalents                            $  25,613     $  71,067
      Short-term investments                                   2,360         9,597
      Accounts receivable (including $15,986 and
       $19,498 due from related parties in 2001
       and 2000, respectively) less allowances
       of $2,285 in 2001 and $5,348 in 2000                   24,157        40,243
      Inventories:
         Raw materials                                         9,290         8,883
         Work-in-process                                       3,355         5,778
         Finished goods                                        3,717         6,781
                                                           ---------     ---------
             Total inventories                                16,362        21,442
      Prepaid expenses and deposits                            2,976         6,299
                                                           ---------     ---------
             Total current assets                             71,468       148,648

Investment in unconsolidated company                           6,335        12,000

Property, plant and equipment
      Land                                                     7,785         7,785
      Buildings                                              162,096       136,149
      Equipment                                              491,242       497,233
      Furniture                                                7,521         7,517
      Leasehold improvements                                  30,478        31,931
                                                           ---------     ---------
                                                             699,122       680,615
      Less allowances for depreciation and amortization     (431,332)     (396,097)
                                                           ---------     ---------
             Net property, plant and equipment               267,790       284,518
      Land and buildings held for sale                        35,000        70,355

Goodwill and other net intangible assets (see Note 3)        102,061       116,131
Deposits and other assets                                      1,465         1,409
                                                           ---------     ---------
                                                           $ 484,119     $ 633,061
                                                           =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Current portion of long-term debt                    $ 201,740     $ 216,740
      Trade accounts payable                                  29,867        29,014
      Accounts payable to related parties                      1,570         2,487
      Accrued compensation and benefits                       13,401        13,866
      Other liabilities                                       21,336        18,704
      Other liabilities to related parties                     9,343        12,000
      Costs to exit certain business activities                6,458        17,927
      Income taxes payable                                        39             6
      Restructuring liabilities                                6,612        14,277
                                                           ---------     ---------
             Total current liabilities                       290,366       325,021
Note payable to related party                                 27,285        25,649
Convertible subordinated debt                                133,692       111,896
Deferred income taxes                                         11,783        11,813
Other long-term liabilities                                    8,571         5,441
Minority interest in consolidated subsidiary                     943         1,380

Stockholders' equity
      Preferred stock                                             --            --
      Common stock                                             1,119         1,116
      Additional paid-in capital                             586,304       586,133
      Accumulated deficit                                   (575,944)     (435,967)
      Accumulated other comprehensive income                      --           579
                                                           ---------     ---------
             Total stockholders' equity                       11,479       151,861
                                                           ---------     ---------
                                                           $ 484,119     $ 633,061
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

                               KOMAG, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                    -------------------------
                                                                                        JUL 1           Jul 2
                                                                                         2001            2000
                                                                                    ---------        --------
OPERATING ACTIVITIES
      Net loss                                                                      $(139,977)       $(11,768)
      Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities:
            Impairment charge related to property, plant, and equipment                43,020              --
            Depreciation and amortization                                              36,480          39,115
            Amortization of intangibles                                                14,070           5,110
            Extraordinary gain                                                             --          (3,772)
            Provision for losses on accounts receivable                                  (593)            309
            Interest accrual on note payable to related party                           2,441           2,070
            Accretion and amortization of interest on debt                             25,161            (537)
            Equity in net loss of unconsolidated company                                1,665              --
            Realized gain on cumulative translation adjustment                           (579)             --
            Gain on disposal of property, plant and equipment                            (104)           (113)
            Deferred income taxes                                                         (30)             --
            Deferred rent                                                                  --             126
            Minority interest in net loss of consolidated subsidiary                     (437)           (456)
            Changes in operating assets and liabilities:
                  Accounts receivable                                                  13,168          (6,291)
                  Accounts receivable from related parties                              3,511           1,040
                  Inventories                                                           5,080          (2,879)
                  Prepaid expenses and deposits                                           328          (1,557)
                  Trade accounts payable                                                  853           1,702
                  Accounts payable to related parties                                    (917)          1,484
                  Accrued compensation and benefits                                      (465)            432
                  Other liabilities                                                    (3,078)         (8,246)
                  Other liabilities to related party                                    1,343              --
                  Income taxes (payable) refundable                                        33             677
                  Costs to exit certain business activities                           (11,469)             --
                  Restructuring liabilities                                            (3,380)        (15,390)
                                                                                    ---------       ---------
                           Net cash provided by (used in) operating activities        (13,876)          1,056

INVESTING ACTIVITIES
      Acquisition of property, plant and equipment                                    (24,428)         (4,927)
      Purchases of short-term investments                                              (3,810)         (2,681)
      Proceeds from short-term investments at maturity                                 11,047           4,410
      Proceeds from disposal of property, plant and equipment                             495           1,139
      Deposits and other assets                                                           (56)          1,631
                                                                                    ---------       ---------
                         Net cash used in investing activities                        (16,752)           (428)

FINANCING ACTIVITIES
      Repayment of debt                                                               (15,000)        (15,000)
      Sale of common stock, net of issuance costs                                         174           1,704
                                                                                    ---------       ---------
                         Net cash used in financing activities                        (14,826)        (13,296)

                      Decrease in cash and cash equivalents                           (45,454)        (12,668)

      Cash and cash equivalents at beginning of year                                   71,067          65,116
                                                                                    ---------       ---------
                      Cash and cash equivalents at end of period                    $  25,613       $  52,448
                                                                                    =========       =========




                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 1, 2001

NOTE 1 - BASIS OF PRESENTATION AND POLICY

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented, have been included. Operating results for the three and six-month periods ended July 1, 2001, are not necessarily indicative of the results that may be expected for the year ending December 30, 2001.

        The financial statements have been prepared on a going-concern basis. The Report of Independent Auditors on the Company's financial statements for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K contained an explanatory paragraph which indicated substantial doubt about the Company's ability to continue as a going concern because of recent operating losses, as well as significant debt which matured on June 30.

        As of July 1, 2001, the Company has $201.7 million in senior debt outstanding which matured on June 30, 2001. Additionally the Company has $30.1 million (principal value) of notes payable to a related party which mature in 2002, $230.0 million (principal value) of convertible subordinated notes outstanding which are due in January 2004, and $9.3 million of convertible subordinated debt which matures in 2005.

        Under the terms of the senior bank debt loan restructure agreement and the subordination provisions of the HMT debt, the Company did not pay the interest on the HMT notes that became due on July 15, 2001. As a result, the Company is now in interest payment default under the HMT notes. In addition, the Company's failure to pay the bank debt when due caused a default under the HMT notes as of July 30, 2001, and, as a result, the holders could accelerate the outstanding principal on the notes. If the HMT debt is accelerated, the Company would be further unable to meet its obligations as they become due.

        The Company needs to restructure its debt obligations, as well as raise additional funds, to operate its business. If the Company cannot refinance its debt and raise additional funds, it may be forced to reduce, or possibly suspend, its operations, and/or sell additional securities on terms that would be highly dilutive to the Company's current stockholders. The Company is currently working on restructuring its debt. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

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

        Long-lived assets and certain identifiable intangible assets are generally evaluated on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. The Company considers the primary indicators of impairment to include significant decreases in unit volumes, unit prices or significant increases in production costs. Periodically, the Company reviews its long-lived assets and certain identifiable intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values utilizing discounted cash flows. The discount rate that will be used will be based on the estimated incremental borrowing rate at the date of the event that triggered the impairment.

NOTE 2 - INVESTMENT IN DEBT SECURITIES

        The Company invests its excess cash in high-quality, short-term debt instruments. None of the Company's investments in debt securities have maturities greater than one year. The following is a summary of the Company's investments by major security type at amortized cost, which approximates fair value:

                                                      (in thousands)

                                                     JUL 1       Dec 31
                                                      2001         2000
                                                   -------      -------
Municipal auction rate certificates                $    --      $28,500
Corporate debt securities                            6,722       17,153
Mortgage-backed securities                              --       13,991
Government-backed securities                         3,170        8,045
                                                   -------      -------
                                                   $ 9,892      $67,689
                                                   =======      =======

Amounts included in cash and cash equivalents      $ 7,532      $58,092
Amounts included in short-term investments           2,360        9,597
                                                   -------      -------
                                                   $ 9,892      $67,689
                                                   =======      =======


        The Company utilizes zero-balance accounts and other cash management tools to invest all available funds including bank balances in excess of book balances.

NOTE 3 - GOODWILL AND OTHER NET INTANGIBLE ASSETS

        The following table presents the details of the goodwill and other net intangible assets:


                                                             (in thousands)

                                                           JUL 1        Dec 31
                                                            2001          2000
                                                        --------      --------
Goodwill associated with purchase of assets
      and volume purchase agreement from
      Western Digital, net                              $  7,666      $ 12,776

Goodwill associated with HMT merger, net                  88,455        95,532
Other intangibles associated with HMT merger, net:
      Current technology                                   3,464         3,996
      Patents                                              2,476         2,768
      Other                                                   --         1,059
                                                        --------      --------
                                                          94,395       103,355
                                                        --------      --------
Net goodwill and other intangible assets                $102,061      $116,131
                                                        ========      ========


        The remaining goodwill and volume purchase agreement associated with the purchase of assets from Western Digital as of July 1, 2001, will be amortized using the straight-line method through December 31, 2001, and will be subject to potential impairment charges thereafter. The goodwill and other intangibles associated with the merger with HMT are being amortized using the straight-line method. The remaining useful lives as of July 1, 2001, of current technology and patents are three and one-fourth and four and one-fourth years, respectively. The goodwill will continue to be amortized through December 31, 2001, and will be subject to potential impairment charges thereafter.

NOTE 4 - INCOME TAXES

        The Company's income tax provisions, which represent foreign withholding taxes on royalty and interest payments, were $0.3 million and $0.8 million for the three- and six-month periods ended July 1, 2001, versus $0.5 and $0.8 million for the same periods ended July 2, 2000. The Company's wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. (KMS) received a five-year extension of its initial tax holiday through June, 2003, for its first plant site. KMS has also been granted an additional eight-year and ten-year tax holiday through December 2006 and 2008 for its second and third plant sites in Malaysia, respectively, based on achieving certain investment criteria.

NOTE 5 - COMPREHENSIVE LOSS

        Comprehensive loss for the three- and six-month periods ended July 1, 2001, and July 2, 2000, in the accompanying Consolidated Statements of Operations is the same as the Company's net loss.

        Accumulated other comprehensive income at December 31, 2000, in the accompanying Consolidated Balance Sheets consists entirely of accumulated foreign currency translation adjustments. These accumulated foreign currency translation adjustments were realized as a gain in the three-month period ended April 1, 2001, resulting in a zero balance in accumulated other comprehensive income at July 1, 2001.

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

        The following table summarizes these 1999 restructuring activities during the first six months of 2001:

                              Liabilities Under
                               Non-Cancelable
                                  Equipment
(in millions)                      Leases                 Total
                              -----------------           -----
Balance at December 31, 2000        $6.3                  $6.3
Charged to Reserve                  (2.4)                 (2.4)
                                    ----                  ----
Balance at July 1, 2001             $3.9                  $3.9
                                    ====                  ====


        At July 1, 2001, $3.9 million related to the 1999 restructuring activities remained in current liabilities. In 2001, 2000, and 1999, the Company made cash payments totaling $39.2 million. Cash payments of $3.9 million under the equipment leases are due in monthly instalments through June 2002.

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

        In December 2000, the Company implemented a restructuring plan to cease Komag Material Technology Inc.'s (KMT) U.S. manufacturing operations in May 2001. This restructuring action resulted in a charge of $8.0 million, and included $2.6 million of severance pay associated with eliminating approximately 160 positions, primarily in manufacturing, $4.5 million associated with the write-down of equipment and leasehold improvements, and $0.9 million associated with related facility closing costs. Through the first six months of 2001, charges to the reserve of $5.3 million had been made. The balance of the severance pay and the facilities closing costs is expected to be paid by August 2001.

        The following table summarizes these 2000 restructuring activities:

2000 Restructuring Reserve

                              Writedown Net Book
                              Value of Equipment     Facility
                                and Leasehold         Closure       Severance
(in millions)                    Improvements          Costs          Costs         Total
                              ------------------     --------       ---------      -------
Balance at December 31, 2000        $4.5               $0.9            $2.6         $8.0
Charged to Reserve                  (4.5)                --            (0.8)        (5.3)
                                    ----               ----            ----         ----
Balance at July 1, 2001             $ --               $0.9            $1.8         $2.7
                                    ====               ====            ====         ====

NOTE 7 - IMPAIRMENT CHARGES

        In the second quarter of 2001, the Company recorded impairment charges of $43.0 million. A charge of $35.4 million reflected the write-down of land and buildings held for sale in Eugene, Oregon, and Fremont, California. The write-down reflected currently depressed market conditions for commercial real estate and was based on estimated fair market value quotes received from local realtors. The remaining $7.6 million charge primarily reflected the recognition of lease obligations for equipment no longer in service due to the general slowdown in the economy and the related weak media market.

NOTE 8 - LOSS PER SHARE

        The net loss per share was computed using only the weighted average number of shares of common stock outstanding during the period.

        Incremental common shares attributable to the exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) of 202,473 and 189,100 for the three months ended July 1, 2001 and July 2, 2000, respectively, and 199,832 and 281,205 for the six months ended July 1, 2001 and July 2, 2000, respectively, were not included in the net loss per share computation because the effect would be antidilutive.

        Incremental common shares attributable to the exercise of outstanding warrants (assuming proceeds would be used to purchase treasury stock) of zero and 144,417 for the three months ended July 1, 2001 and July 2, 2000, and of zero and 108,637 for the six months ended July 1, 2001 and July 2, 2000, respectively, were not included in the net loss per share computation because the effect would be antidilutive.

        Incremental common shares attributable to convertible debt of 12,474,181 and 1,290,081 for the three months ended July 1, 2001, and July 2, 2000, respectively, and of 12,474,181 and 645,041 for the six months ended July 1, 2001, and July 2, 2000, respectively, were not included in the net loss per share computation because the effect would be antidilutive.

NOTE 9 - USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 10 - LIABILITIES ASSOCIATED WITH PURCHASE OF ASSETS

        In April 1999, the Company purchased the assets of Western Digital Corporation's (Western Digital) media operation. In conjunction with the purchase, under purchase accounting rules, the Company recorded liabilities that increased the amount of goodwill recognized. These liabilities included estimated costs of $5.6 million for the closure of the former Western Digital media operation as well as costs of $26.5 million related to the remaining lease obligations for equipment taken out of service due to the closure, and $4.7 million of costs for purchase order cancellations and other costs.

        During 1999, 2000 and the first six months of 2001, liabilities arising from this transaction were reduced by $31.9 million, including equipment lease obligations ($22.9 million), rent ($1.9 million) and other liabilities ($7.1 million). The $3.6 million balance for equipment lease obligations is due in monthly instalments through mid-2002. The $1.3 million balance for other costs is expected to be paid by June 2002.

NOTE 11 - LIABILITIES ASSOCIATED WITH MERGER

        On October 2, 2000, the Company merged with HMT. HMT was headquartered in Fremont, California, and designed, developed, manufactured, and marketed high-performance thin-film disks. In connection with the merger, in the fourth quarter of 2000, the Company implemented a reorganization plan which included a reduction in the Company's U.S. workforce and the cessation of manufacturing operations in the U.S. This transition was completed in the second quarter of 2001. U.S. production ended at all U.S. facilities by the end of April 2001.

        Under purchase accounting rules, the Company recorded liabilities that include $12.2 million for estimated severance pay associated with the termination of approximately 980 employees and $5.7 million for estimated facility closure costs for the closure of certain former HMT U.S. manufacturing operations. Payments against these liabilities are expected to be paid by the fourth quarter of 2001. In 2000 and the first six months of 2001, $12.7 million of payments were made against these liabilities.

NOTE 12 - TERM DEBT, CONVERTIBLE SUBORDINATED DEBT, AND NOTE PAYABLE TO RELATED PARTY

        In June 2000, the Company entered into a senior unsecured loan restructure agreement with its senior lenders and a separate subordinated unsecured convertible debt agreement with other creditors. Under the loan restructure agreement, the bank debt became due and payable on June 30, 2001. To date, the outstanding $201.7 million principal balance of the restructured bank debt and interest from June 1, 2001, have not been repaid. The Company continues to negotiate with the holders of the senior bank debt to restructure the senior bank debt. Under the terms of the senior bank debt loan restructure agreement and the subordination provisions of the HMT debt (which is described below), the Company did not pay the interest on the HMT notes that became due on July 15,

2001. As a result, the Company is now in interest payment default under the HMT notes. In addition, the Company's failure to pay the bank debt when due caused a default under the HMT notes as of July 30, 2001, and, as a result, the holders could accelerate the outstanding principal on the notes. If the HMT debt is accelerated, the Company would be further unable to meet its obligations as they become due.

        On October 2, 2000, in connection with the HMT merger, the Company assumed $230.0 million in subordinated convertible notes. The HMT notes bear interest at 5 3/4% payable semiannually on January 15 and July 15, are convertible into shares of common stock of the Company at a conversion price of $26.12, and mature in January 2004. The Company may redeem the HMT notes initially at 103.286%, and at decreasing prices thereafter to 100% at maturity. Under accounting rules for business combinations accounted for under the purchase method, the HMT notes were valued at their fair market value of $92.0 million at October 2, 2000, and will be accreted back up to the face value of $230.0 million through January 2004. At July 1, 2001, the carrying value of the HMT notes was $124.4 million. As discussed above, the Company has not paid the interest on the HMT notes that was due on July 15, 2001.

        The Company currently has $9.3 million of subordinated unsecured convertible debt that matures in 2005. This convertible debt was issued in June 2000 as part of the restructuring of the senior bank debt. The convertible debt lenders have the right to purchase additional convertible notes in an aggregate principal amount of up to $35.7 million. The original $9.3 million in convertible notes is convertible into shares of the Company's common stock, at the lenders' option, at any time on or after the issuance date of the convertible notes, at a conversion price of $2.53. The convertible notes bear interest of 8%, payable on the maturity date of the convertible notes. At the Company's option, the convertible notes are convertible into the Company's common stock, with no forced conversion for two years, on any date on which the closing sale price of the common stock has been, for seven of ten consecutive trading days, greater than 200% of the conversion price in effect on the issuance date of the applicable convertible notes.

        In April 1999, in connection with the purchase of the assets of Western Digital's media operation, the Company issued a note to Western Digital in the principal amount of $30.1 million. Principal and interest accrued on the note are due in April 2002, and the note is subordinated to the Company's senior bank debt. The Company discounted the principal amount of the note payable to $21.2 million based on the Company's estimated incremental borrowing rate of 18% for this class of financial instrument at the time of the asset acquisition. As of July 1, 2001, the note has been accreted up to $27.3 million.

NOTE 13 - EQUITY IN UNCONSOLIDATED COMPANY

        In November 2000, the Company formed Chahaya Optronics, Inc. (Chahaya) with two venture capital firms. The Company contributed key personnel, design and tooling, manufacturing systems, equipment, facilities, and support services in exchange for a 45% interest in Chahaya. Chahaya currently occupies facilities located in Fremont, California, and was formed to provide manufacturing services, primarily in the field of optical components and subsystems.

        The Company recorded an investment in Chahaya for $12.0 million in the fourth quarter of 2000. The investment included $4.0 million for future cash payments and $8.0 million for facilities, facility services, and equipment. In June 2001, the Company's investment was reduced by $4.0 million due to cancellation of the shares related to the future $4 million cash contribution. This reduced the Company's ownership percentage to 36%. As of July 1, 2001, the Company owed Chahaya $9.3 million, including $7.7 million related to the original investment for facilities and facilities services.

        In the second quarter and first half of 2001, the Company recorded losses of $0.9 million and $1.7 million as its 45% equity share of Chahaya's net loss for the quarter. The Company uses the equity method to account for its investment in Chahaya.

NOTE 14 - LEGAL PROCEEDING

        Asahi Glass Company, Ltd. (Asahi) has asserted that a technology cooperation agreement between the Company and Asahi gives Asahi exclusive rights, even as to Komag, to certain glass substrate-related intellectual property developed by the Company. The Company has sent Asahi a notice of termination of the agreement and believes that Asahi has no rights to the glass substrate technology developed by the Company. The Company believes that it has full control of its glass-related intellectual property, and is proceeding to commercialize the technology with the support of other glass makers.

        The Company is currently engaged in discussions with Asahi to resolve the dispute. The Company believes that the resolution of the dispute, whether favorable or unfavorable, would not have a significant financial impact on the Company's financial results.

NOTE 15 - NEW ACCOUNTING PRONOUNCEMENTS

        On June 29, 2001, the Financial Accounting Standards Board, or FASB, approved the final standards resulting from its deliberations on the business combinations project. The FASB issued two statements in July 2001, Statement of Financial Accounting Standards No. 141, or FAS 141, on Business Combinations and FAS 142 on Goodwill and Other Intangible Assets. FAS 141 is effective for any business combinations initiated after June 30, 2001, and also includes the criteria for the recognition of intangible assets separately from goodwill. FAS 142 is effective for fiscal years beginning after December 15, 2001, and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly.

        The adoption of FAS 141 and 142 is not expected to have a significant impact on our financial position at transition. We expect that the elimination of goodwill amortization would have a positive impact on reported net income in 2002 of approximately $23.5 million.

NOTE 16 - PENDING NASDAQ DELISTING

        On April 25, 2001, we received a letter from the Office of Nasdaq Qualifications indicating that if we did not comply with the minimum bid price rule by July 24, 2001, Nasdaq intended to delist our stock. In order to gain compliance, our common stock was required to trade at or above $1.00 for a minimum of 10 consecutive trading days. We have failed to comply with this test. On July 25, 2001 we received an additional letter from Nasdaq indicating that our stock would be delisted as of August 2, 2001, unless we requested a hearing to consider the merits of continuing the listing our stock. We have requested a hearing to appeal Nasdaq's delisting determination, and our stock will continue to be listed pending the outcome of the hearing.

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

        Demand for disk drives grew rapidly during the mid-1990s, and industry forecasts were for continued strong growth. Along with many of our competitors (both independent disk manufacturers and captive disk manufacturers owned by vertically- integrated disk drive customers), in 1996 we committed to expansion programs and substantially increased media manufacturing capacity in 1997.

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

        In October 2000, we merged with HMT. The merger was accounted for under purchase accounting rules. The Company's consolidated financial statements include the operating results of HMT since the fourth quarter of 2000. In the fourth quarter of 2000, in connection with the merger, we implemented a reorganization plan to end volume production at the HMT U.S. facilities, and cease substrate manufacturing operations in Santa Rosa, California. Volume production ended at all of these U.S. sites in April 2001.

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

Net Sales

        Net sales decreased to $77.4 million in the second quarter of 2001, down 7.3% compared to $83.5 million in the second quarter of 2000. The year-over-year decrease was primarily due to the net effect of an 6.8% decrease in unit sales volume (from 11.8 million disks in the second quarter of 2000 to 11.0 million disks in the second quarter of 2001), and a 2.9% decrease in the finished disk average selling price (from $6.55 in the second quarter of 2000 to $6.36 in the second quarter of 2001),.

        Net sales in the first half of 2001 increased by $2.1 million to $165.2 million, a 1.3% increase from $163.1 million in the first half of 2000. Unit sales volume increased by 4.8%, to 23.7 million units from 22.6 million units. However, the sales volume increase was partially offset by a 5.6% decline in the finished disk average selling price, to $6.35 from $6.73.

        Net sales of substrate and single-sided disks were $7.2 million in the second quarter of 2001, and $6.1 million in the second quarter of 2000. Net sales of substrate and single-sided disks in the first half of 2001 were $15.2 million and $11.1 million in the first half of 2000.

        The moderate year-over-year price decline is an indication that pricing has stabilized, compared to the trend over the past few years. However, because industry capacity decreased during the last year, pricing pressure is moderating, and we expect average selling prices to remain flat during the remainder of 2001.

        During the second quarter of 2001, 46% of our consolidated net sales were to Western Digital, 32% were to Maxtor Corporation, and 10% were to Seagate Technology. Net sales to each of our other customers were less than 10% during the second quarter of 2001. We expect that we will continue to derive more than 90% of our sales from Western Digital, Maxtor, and Seagate. The distribution of sales among customers may vary from quarter to quarter based on the relative success of customer programs for which we are qualified and shipping. However, as a result of the April 1999, acquisition of Western Digital's media operation and related volume purchase agreement, we expect our sales to remain highly dependent on Western Digital's performance in the disk drive industry.

Gross Margin

        Our overall gross loss percentage of 2.5% in the second quarter of 2001 declined from a gross margin percentage of 11.9% in the second quarter of 2000, an overall decline of 14.4 percentage points. The reduction in the finished disk average selling price accounted for 2.6 percentage points of the decline. Higher per-unit costs resulting from lower production volume (10.1 million units in the second quarter of 2001 versus 11.9 million units in the second quarter of 2000) and higher fixed costs associated with U.S. production facilities prior to their closure accounted for the remaining 11.8 percentage points of the decline. The decrease in unit production corresponds with the decreased sales volume compared to the same quarter in the prior year.

        For the first half of 2001, we sustained a gross loss percentage of 4.5%, compared to a gross margin percentage of 14.0% for the first six months of 2000. The overall 18.5 point decrease was the result of a lower finished disk average selling price (5.1 percentage points) and higher fixed costs associated with U.S. production facilities prior to their closure (13.4 points).

Operating Expenses

        Research, development, and engineering (R&D) expenses increased to $9.8 million in the second quarter of 2001 from $8.3 million in the second quarter of 2000, and increased to $20.5 million in the first half of 2001 from $16.9 million in the first half of 2000. The increases were the result of increased U.S. R&D headcount subsequent to the HMT merger. The combined R&D team has increased its focus on advanced technologies and new production processes for the multiple manufacturing equipment types of the combined company.

        Selling, general and administrative (SG&A) expenses increased to $6.4 million in the second quarter of 2001, from $3.8 million in the second quarter of 2000, and increased to $12.1 million in the first half of 2001 from $7.4 million in the first half of 2000. The increases were primarily due to higher payroll and related expenses due to increased U.S. headcount from the HMT merger, as well as higher discretionary bonus expenses and higher professional fees associated with the withdrawn financial restructuring plan.

        Amortization of intangible assets increased to $6.5 million in the second quarter of 2001 from $2.6 million in the second quarter of 2000, and increased to $14.1 million in the first half of 2001 from $5.1 million in the first half of 2000. The increases reflect amortization of goodwill associated with the HMT merger.

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

        The following table summarizes these 1999 restructuring activities during the first six months of 2001:

                                Liabilities Under
                                 Non-Cancelable
                                   Equipment
(in millions)                        Leases                Total
                                -----------------          -----
Balance at December 31, 2000         $ 6.3                 $ 6.3
Charged to Reserve                    (2.4)                 (2.4)
                                     -----                 -----
Balance at July 1, 2001              $ 3.9                 $ 3.9
                                     =====                 =====

        At July 1, 2001, $3.9 million related to the 1999 restructuring activities remained in current liabilities. In 2001, 2000, and 1999, the Company made cash payments totaling $39.2 million. Cash payments of $3.9 million under the equipment leases are due in monthly installments through June 2002.

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

        In December 2000, the Company implemented a restructuring plan to cease Komag Material Technology Inc.'s (KMT) U.S. manufacturing operations in May 2001. This restructuring action resulted in a charge of $8.0 million, and included $2.6 million of severance pay associated with eliminating approximately 160 positions, primarily in manufacturing, $4.5 million associated with the write-down of equipment and leasehold improvements, and $0.9 million associated with related facility closing costs. Through the first six months of 2001, charges to the reserve of $5.3 million had been made. The balance of the severance pay and the facilities closing costs is expected to be paid by August 2001.

        The following table summarizes these 2000 restructuring activities:

2000 Restructuring Reserve

                              Writedown Net Book
                              Value of Equipment     Facility
                                and Leasehold         Closure       Severance
(in millions)                    Improvements          Costs          Costs         Total
                              ------------------     --------       ---------      -------
Balance at December 31, 2000       $ 4.5               $0.9           $ 2.6         $ 8.0
Charged to Reserve                  (4.5)                --            (0.8)         (5.3)
                                   -----               ----           -----         -----
Balance at July 1, 2001            $  --               $0.9           $ 1.8         $ 2.7
                                   =====               ====           =====         =====

Impairment Charges

        In the second quarter of 2001, we recorded impairment charges of $43.0 million. A charge of $35.4 million reflected the write-down of land and buildings held for sale in Eugene, Oregon, and Fremont, California. The write-down reflected currently depressed market conditions for commercial real estate, and was based on realtor estimated fair market value market quotes. The remaining $7.6 million charge primarily reflected the recognition of lease obligations for equipment no longer in service due to the general slowdown in the economy and the related weak media market.

Interest and Other Income/Expense

        Interest income decreased by $0.8 million and $0.9 million in the three and six-month periods ended July 1, 2001, versus the same periods ended July 2, 2000 due to lower average cash and short-term investment balances.

        Interest expense increased by $14.1 million and $29.8 million in the three and six-month periods ended July 1, 2001, versus the same periods ended July 2, 2000. The increases primarily reflect accretion on the value of the HMT convertible debt, interest on the HMT convertible debt, and amortization of loan fees and warrant expense associated with the completion of the loan restructure agreement with our senior lenders in the second quarter of 2000.

        Other income increased by $0.4 million and $1.1 in the three and six-month periods ended July 1, 2001, versus the same periods ended July 2, 2000. The increase in the six-month period ended July 1, 2001, versus July 2, 2000, included $0.6 million in realized gain on cumulative translation adjustments.

Income Taxes

        Our income tax provisions, which represent foreign withholding taxes on royalty and interest payments, were $0.3 million and $0.8 million for the three- and six-month periods ended July 1, 2001, versus $0.5 and $0.8 million for the same periods ended July 2, 2000. Our wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. (KMS) received a five-year extension of its initial tax holiday through June, 2003, for its first plant site. KMS has also been granted an additional eight-year and ten-year tax holiday through December 2006 and 2008 for its second and third plant sites in Malaysia, respectively, based on achieving certain investment criteria.

Minority Interest in KMT

        The minority interest in the net income (loss) of consolidated subsidiary represented Kobe Steel USA Holdings Inc.'s (Kobe USA) 20% share of KMT's net income (loss). KMT recorded net losses of $2.2 million for the three- and six-month periods ended July 1, 2001, compared to net losses of $1.6 million and $2.3 million for the same periods ended July 2, 2000.

Equity in Unconsolidated Company

        In November 2000, we formed Chahaya Optronics, Inc. (Chahaya) with two venture capital firms. We contributed key personnel, design and tooling, manufacturing systems, equipment, facilities, and support services in exchange for a 45% interest in Chahaya. Chahaya currently occupies facilities located in Fremont, California, and was formed to provide manufacturing services, primarily in the field of optical components and subsystems.

        We recorded an investment in Chahaya for $12.0 million in the fourth quarter of 2000. The investment included $4.0 million for future cash payments and $8.0 million for facilities, facility services, and equipment. In June 2001, our investment was reduced by $4.0 million due to cancellation of the shares related to the future $4 million cash contribution. This reduced our ownership percentage to 36%. As of July 1, 2001, we owed Chahaya $9.3 million, including $7.7 million related to the original investment for facilities and facilities services.

        In the second quarter and first half of 2001, we recorded losses of $0.9 million and $1.7 million as our 45% equity share of Chahaya's net loss for the quarter. We use the equity method to account for our investment in Chahaya.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and short-term investments of $28.0 million at the end of the second quarter of 2001 decreased by $52.7 million from the end of the previous fiscal year. Working capital declined by $42.5 million compared to the end of the previous fiscal year.

        Consolidated operating activities used $13.9 million in cash during the first six months of 2001. The primary components of this change include the following:

        - The year-to-date 2001 net loss of $140.0 million, net of non-cash depreciation and amortization of $50.5 million, impairment charges of $43.0 million, and other non-cash charges of $27.5 million, used $19.0 million in cash.

        - Lower accounts receivable, reflecting the sales declines over the last two quarters, generated $16.7 million in cash.

        - Lower inventories, reflecting the sales declines over the last two quarters as well as anticipated flat shipments throughout the remainder of 2001, generated $5.1 million in cash.

        - Lower liabilities connected with exiting certain business activities, which primarily reflected payments for severance and building exit costs, used $11.5 million in cash.

        -  Decreases in other assets generated $0.3 million in cash.

        - Decreases in other liabilities, primarily reflecting continuing payments on equipment leases, used $5.5 million in cash.

        We spent $24.4 million on fixed assets during the first half of 2001. Net short-term investment activity provided $7.2 million in cash, while other net investing activities provided $0.4 million in cash. Repayment of debt used $15.0 million in cash, while sales of common stock generated $0.2 million.

        Current noncancellable capital commitments as of July 1, 2001, totaled $3.4 million. Year-to-date capital expenditures were $24.4 million, and primarily included costs for facilities and installation costs for certain production equipment transferred from the closed U.S. HMT manufacturing plants to Malaysia. For the remainder of 2001, we plan to spend less than $10 million on property, plant, and equipment.

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

        In June 2000, we replaced our credit facilities with a senior unsecured loan restructure agreement with our lenders, and a separate subordinated unsecured convertible debt agreement with other creditors. As a result, as of July 1, 2001, we have $201.7 million in senior unsecured bank debt outstanding that matured on June 30, 2001, and $9.3 million of convertible debt that matures in 2005. In addition, we have a note payable to Western Digital with a principal balance of $30.1 million which is due in April, 2002, unless Western Digital realizes a return on its Komag equity holdings in excess of a targeted amount by April, 2002. In the event the excess is realized, then the excess amount will reduce the balance due under the note. Upon completion of the HMT merger in the fourth quarter of 2000, our debt increased with HMT's convertible debt due in January 2004. The principal amount of these notes is $230.0 million.

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

        As previously discussed in NOTE 12, the outstanding $201.7 million principal balance of the restructured bank debt and interest from June 1, 2001, have not been repaid. We do not currently have the financial resources to repay this debt; therefore, we need to restructure our debt obligations within the next few months and raise additional funds (see the first risk factor under the "RISKS RELATED TO THE DEBT RESTRUCTURE AND OUR COMMON STOCK" section below). We are currently engaged in negotiations with our senior lenders, and are actively considering other financing options.

        Under the terms of the loan restructure agreement for the senior bank debt and the subordination provisions of the HMT notes (as discussed in NOTE
12), we did not pay the interest on the HMT notes that became due on July 15, 2001. We are now in interest payment default under the HMT notes. In addition, the company's failure to pay the bank debt when due caused a default under the HMT notes as of July 30, 2001, and, as a result, the holders could accelerate the outstanding principal on the notes. If the HMT debt is accelerated, we would be further unable to meet our obligations as they become due.

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

        The Company continues to negotiate with the holders of the senior bank debt to restructure the senior bank debt.

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

        As of July 1, 2001, the outstanding principal amount of our debt consisted of the following:

        - $201.7 million of unsecured senior bank debt that matured on June 30, 2001, which has not been repaid;

        - an unsecured $30.1 million promissory note due April 8, 2002, issued to Western Digital, and referred to as our "senior subordinated note;"

        - $9.3 million in convertible subordinated debt maturing in February, 2005; and

        - $230.0 million principal amount of convertible subordinated notes that we assumed following our merger with HMT, which matures on January 15, 2004, and referred to as the "convertible junior notes."

        We may not be able to successfully refinance our existing debt. Our ability to refinance our debt will depend substantially on our ability to reach an agreement with our debtholders to restructure our outstanding debt.

        On June 29, 2001, we withdrew our Form S-4/S-3 Registration Statement that was filed with the SEC on April 5 and 6, 2001 because we were not able to implement the refinancing contemplated in the Form S-4/S-3.

        The $201.7 million principal amount of our senior bank debt became due on June 30, 2001, and we do not have sufficient funds to repay it. As a result, under the terms of the loan restructure agreement for the senior bank debt and the subordination provisions of the indenture for the convertible junior notes, we did not pay interest on the convertible junior notes when it became due on July 15, 2001. In addition, our failure to pay our senior bank debt when due caused a default under the convertible junior notes as of July 30, 2001, and, as a result, the holders can accelerate the outstanding principal on the convertible junior notes. If the convertible junior notes are accelerated, we would be further unable to meet our obligations as they become due. Our current strategy for a return to profitability requires the timely refinancing of our debt, and, accordingly, if we are unsuccessful in promptly refinancing our senior bank debt and do not remedy the other events of default that have occurred because of our failure to make the June 30, 2001 payment for the matured senior bank debt and the July 15, 2001 interest payment on the convertible junior notes, our return to profitability will be delayed or unachievable. Furthermore, if any of our creditors exercise their rights arising because of the events of default, we may be unable to proceed with any refinancing arrangements and our operations as a going concern will be substantially hindered.

IF OUR FINANCIAL CONDITION DOES NOT PROMPTLY IMPROVE SUBSTANTIALLY, WE MAY HAVE TO SEEK RELIEF UNDER CHAPTER 11 OF THE BANKRUPTCY CODE OR MAY BE FORCED INTO BANKRUPTCY PROCEEDINGS.

        If our financial condition continues to deteriorate and we are unable to promptly restructure our indebtedness, reduce our losses, and obtain additional financing, we may be forced to seek relief under Chapter 11 of the Bankruptcy Code, or may be forced into bankruptcy. Chapter 11 would permit us to remain in control of our business, protected by a stay of all creditor action, while we attempt to negotiate and confirm a plan of reorganization with our creditors. If we commenced a case under Chapter 11, we may experience deterioration in our customer relationships, a reduction in orders, the loss of suppliers, and an erosion of employee morale. We may be unsuccessful in our attempts to confirm a plan of reorganization with our creditors. Many Chapter 11 cases are unsuccessful, and virtually all involve substantial expense and damage to the business. If we sought relief under Chapter 11 and were unsuccessful in obtaining confirmation of a plan of reorganization, our assets would be liquidated. In addition, the fact that our assets are located in Malaysia may make it more difficult to distribute our assets on liquidation. In a bankruptcy case, all other creditors would be paid prior to our shareholders.

BECAUSE OF CONCERN THAT WE MAY HAVE TO SEEK RELIEF UNDER CHAPTER 11 OF THE BANKRUPTCY CODE OR MAY BE FORCED INTO BANKRUPTCY PROCEEDINGS IN THE NEAR FUTURE, OUR FINANCIAL CONDITION HAS SUFFERED.

        Due to our deteriorating financial condition and our inability to date to restructure our existing debt, we believe our stakeholders are concerned that we may become the subject of reorganization or bankruptcy proceedings. Some of our customers, suppliers and employees have expressed this apprehension, which may have an adverse effect on our ability to continue to run our operations at the level at which they currently operate.

BECAUSE WE HAVE A LARGE AMOUNT OF DEBT, OUR FUTURE OPERATING PERFORMANCE MUST GENERATE CASH FLOWS SUFFICIENT TO MEET OUR DEBT PAYMENT OBLIGATIONS AND, EVEN IF WE COMPLETE A DEBT RESTRUCTURING, OUR LARGE AMOUNT OF DEBT COULD NEGATIVELY IMPACT OUR SHAREHOLDERS.

        We incurred a $140.0 million loss in the first half of fiscal year 2001. We incurred net losses of $68.1 million in fiscal 2000 and $283.0 million in fiscal 1999. These losses could continue. As of August 7, 2001, we have outstanding debt in the principal amount of $471.1 million. Of this debt, $201.7 million matured on June 30, 2001. If we do not make the July 15, 2001 interest payment on the $230.0 million of convertible notes by August 15, 2001, the holders of the convertible notes will have the right to accelerate the maturity of those notes.

        Even if we are able to complete a restructuring of our existing debt, our ability to make scheduled debt payments, even at reduced levels, will depend on our future operating performance and cash flow. Our operating performance and cash flow, in part, are subject to economic factors beyond our control, including prevailing interest rates. We may not be able to generate enough cash flow to meet our obligations and commitments even if we successfully refinance our existing debt. As a result, we may need to further refinance our debt, dispose of assets, or issue equity to obtain the necessary funds. We do not know whether we will be able to refinance our debt, issue equity, or dispose of assets to raise funds on a timely basis or on terms satisfactory to us. If our financial condition continues to deteriorate, if we are unable to reduce our losses or obtain additional financing, or if we are unable to further refinance our debt, raise funds through asset sales, sales of equity or otherwise, we will continue to be unable to pay principal and interest on our outstanding debt when due.

        Our large amount of debt negatively impacts our shareholders in many ways, including:

        - increasing the likelihood that we may be forced to seek relief under Chapter 11 or that we may be forced into bankruptcy proceedings;

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

        - hindering our ability to adjust rapidly to changing market conditions; and making us more vulnerable to a downturn in general economic conditions or in our business.

THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN DEPRESSED, AND MAY DECLINE
FURTHER.

        The market price of our common stock has been depressed in response to actual and anticipated events, including:

        -  our failure to date to restructure our existing debt;

        - concern by our stakeholders that we may be forced to seek relief under Chapter 11 or may be forced into bankruptcy proceedings;

        -  variations in our operating results;

        -  variations in macroeconomic conditions;

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

        - the success or failure of new product qualifications in programs with certain manufacturers; and;

        - developments related to patents or other intellectual property rights.

        We expect this volatility to continue in the future. In addition, any shortfall or changes in our revenue, gross margins, earnings, or other financial results, could cause the price of our common stock to fluctuate significantly. In recent years, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market price of many technology companies, and which may be unrelated to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of our common stock. Volatility in the price of stocks of companies in the hard disk drive industry has been particularly high. From the second quarter of 1997 through July 31, 2001, the price of our stock fell to a low of $0.12 from a high of $35.13.

        The market price of our common stock may decline further if we continue to be unable to restructure our existing debt or to pay when due principal and interest under our debt.

        The recovery of our stock price depends on our ability to restructure our debt, a correction in the industry supply and demand imbalance, and our ability to achieve industry-mandated technology, costs, and yields.

WE HAVE RECEIVED NOTICE FROM NASDAQ THAT OUR SECURITIES WILL BE DELISTED FOR FAILURE TO COMPLY WITH NASDAQ'S MINIMUM BID REQUIREMENT, WHICH WILL HARM THE TRADING MARKET AND PRICE OF OUR SECURITIES.

        The trading of our common stock on the Nasdaq National Market System depends on our meeting certain asset, revenue, and stock price tests. Currently, we are not in compliance with Nasdaq's minimum bid requirement because our stock has traded below $1.00 per share for more than 30 consecutive trading days. On April 25, 2001, we received a letter from the Office of Nasdaq Qualifications indicating that if we did not comply with the minimum bid price rule by July 24, 2001, Nasdaq intended to delist our stock. In order to gain compliance, our common stock was required to trade at or above $1.00 for a minimum of 10 consecutive trading days. We have failed to comply with this test. On July 25, 2001 we received an additional letter from Nasdaq indicating that our stock would be delisted as of August 2, 2001, unless we requested a hearing to consider the merits of continuing the listing of our stock. We have requested a hearing to appeal Nasdaq's delisting determination, and our stock will continue to be listed pending the outcome of the hearing. If we do not prevail at this hearing, our common stock will be delisted from trading on the Nasdaq System, and the trading market and price for our common stock and the exchange notes will be materially adversely affected. In addition, low-priced stocks are subject to additional risks, including additional state regulatory requirements and the potential loss of effective trading markets.

RISKS RELATED TO OUR BUSINESS

CONCERNS ABOUT THE GOING-CONCERN EXPLANATORY PARAGRAPH IN OUR AUDIT REPORT COULD DETRIMENTALLY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

        Our independent auditors have included a going-concern explanatory paragraph for our fiscal year ended December 31, 2000. This emphasis paragraph represents our auditors' conclusion that there is substantial doubt as to our ability to continue as a going-concern for a reasonable time. If we are unable to restructure our debt and raise additional funds, our auditors may not remove the explanatory paragraph from their opinion, and our operating results and financial conditions could be detrimentally affected due to any of the following:

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

        Trend Focus estimates that 74% of the disks consumed during 2000 were incorporated into disk drives for the desktop personal computer market. Because of this concentration in a single market, our business is tightly linked to the success of the personal computer market. Historically, demand for personal computers has been seasonal and cyclical. During the first half of 2001, personal computer manufacturers generally announced lower expectations for sales. Due to the high fixed costs of our business, fluctuations in demand resulting from this seasonality and cyclicality can lead to disproportionate changes in the results of our operations. If cancellations or reductions in demand for our products occur in the future, our business, financial condition, and results of operations could be seriously harmed.

DELAYS AND CANCELLATIONS OF OUR CUSTOMER ORDERS MAY CAUSE US TO UNDERUTILIZE OUR PRODUCTION CAPACITY, WHICH COULD SIGNIFICANTLY REDUCE OUR GROSS MARGINS AND RESULT IN SIGNIFICANT LOSSES.

        Our business has a large amount of fixed costs, as we are highly capital-intensive. If there is a decrease in demand for our products, our production capacity could be underutilized, and, as a result, we may experience:

        -  equipment write-offs;

        -  restructuring charges;

        -  reduced average selling prices;

        -  increased unit costs; and

        -  employee layoffs.

IF WE ARE NOT ABLE TO ATTRACT AND RETAIN KEY PERSONNEL, OUR OPERATIONS COULD BE HARMED.

        Our future success depends on the continued service of our executive officers, our highly-skilled research, development, and engineering team, our manufacturing team, and our key administrative, sales, and marketing and support personnel. Competition for skilled personnel is intense. In particular, our financial performance has increased the difficulty of attracting and retaining skilled scientists and other knowledge workers. In our Silicon Valley headquarters location, there are many employment opportunities for high-caliber employees. Recently, we have experienced higher rates of turnover in the last year than at other times in our history, and we may not be able to attract, assimilate, or retain highly-qualified personnel to maintain the capabilities that are necessary to compete effectively. If we are unable to retain existing or hire key personnel, our business, financial condition, and operating results could be harmed.

OUR FUTURE EARNINGS MAY BE REDUCED BECAUSE OF THE MERGER WITH HMT.

        The merger has been treated as a purchase for accounting purposes. This creates expenses in our future statement of operations that we would not have otherwise incurred, which could have a material adverse effect on the market price of our common stock. We incurred direct transaction costs of $9.0 million in connection with the merger. Under current purchase accounting rules, we have recorded intangible assets totaling $109.6 million related to patents, existing technology, assembled workforce, and goodwill in connection with the merger. These amounts will continue to be amortized through December 31, 2001, and will be subject to potential impairment charges thereafter.

        We also expect that interest accretion on the convertible junior notes of $42.5 million per year will reduce our future earnings through January 2004. If the benefits of the merger do not exceed the costs associated with the merger, including the dilution to our stockholders resulting from the issuance of 42.8 million shares in connection with the merger, our financial results, including earnings per share, would be adversely affected.

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

        During the second quarter of 2001, 46% of our sales were to Western Digital, 32% were to Maxtor Corporation, and 10% were to Seagate Technology. In fiscal 2000, 50% of our sales were to Western Digital, 28% were to Maxtor Corporation, and 17% were to Seagate Technology. If our customers reduce their media requirements or develop capacity to produce thin-film disks for internal use, our sales will be reduced. For example, as part of our purchase of Western Digital's media operations in April 1999, we entered into a volume purchase agreement with Western Digital whereby Western Digital is obligated, over the three years following the acquisition date, to purchase a significant majority of its media requirements from us. As a result, our sales are significantly connected to Western Digital's performance. In addition, our customers are headquartered in the U.S. Should U.S.-based drive companies lose market share to foreign competitors, it could have a negative impact on our sales. As a result, our business, financial condition and operating results could suffer.

IF WE ARE NOT ABLE TO RAISE FUTURE CAPITAL FOR THE SUBSTANTIAL CAPITAL EXPENDITURES NEEDED TO OPERATE OUR BUSINESS COMPETITIVELY, WE MAY BE FORCED TO REDUCE OR SUSPEND OPERATIONS.

        The disk media business is capital-intensive, and we believe that in order to remain competitive, we will likely require additional financing resources over the next several years for capital expenditures, working capital and research and development. In connection with our purchase of Western Digital's media operations in April 1999, we also acquired building and equipment leases with remaining lease commitments. As of July 1, 2001, we have continuing payment obligations totaling $7.4 million for the leased equipment through the second quarter of 2002. We have not made the payments due in July under these obligations. Because the leased assets are substantially unused, we suffer a continued cash drain without deriving a benefit from this equipment. If we cannot raise additional funds, we may be forced to reduce or suspend operations.

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

OUR CUSTOMERS' INTERNAL DISK OPERATIONS MAY LIMIT OUR ABILITY TO SELL OUR
PRODUCT.

        During 2000, IBM and Seagate Technology produced more than 85% of their media requirements internally, and MMC Technology supplied approximately half of Maxtor's requirement for media. Recently, Maxtor agreed to purchase MMC Technology. To date, MMC Technology and the captive media operations of IBM and Seagate Technology have sold minimal quantities of disks in the merchant market.

        Disk drive manufacturers such as Seagate Technology, IBM, and Fujitsu have large internal media manufacturing operations. We compete with these internal operations directly, when we market our products to these disk drive companies, and indirectly, when we sell our disks to customers who must compete with vertically-integrated disk drive manufacturers. Vertically-integrated companies have the ability to keep their disk- making operations fully utilized, thus lowering their costs of production. This cost advantage contributes to the pressure on us and other independent media manufacturers to sell disks at prices so low that we are unprofitable, and we cannot be sure when, if ever, we can achieve a low enough cost structure to return to profitability. Vertically-integrated companies are also able to achieve a large scale that supports the development resources necessary to advance technology rapidly. As a result, we may not have sufficient resources to be able to compete effectively with these companies. Therefore, our business, financial condition, and operations could suffer.

BECAUSE WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS, IF OUR SUPPLIERS EXPERIENCE CAPACITY CONSTRAINTS OR PRODUCTION FAILURES, OUR PRODUCTION AND OPERATING RESULTS COULD BE HARMED.

        We rely on a limited number of suppliers for some of the materials and equipment used in our manufacturing processes, including aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. For instance, Kobe is our sole supplier of aluminum blanks. Further, the supplier base has been weakened by the poor financial condition of the industry, and some suppliers have either exited the business or failed. Additionally, several suppliers have expressed concern about continuing to supply us because of our financial condition. Our production capacity would be limited if one or more of these materials were to become unavailable or available in reduced quantities, or if we were unable to find alternative suppliers. If our source of materials and supplies were unavailable for a significant period of time, our production and operating results could be adversely affected.

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

        In 2000 and the first half of 2001, as in 1999, media supply exceeded media demand. As independent suppliers struggled to utilize their capacity, the excess media supply caused average selling prices for disk products to decline. Pricing pressure on component suppliers has also been compounded by high consumer demand for sub-$1,000 personal computers. Further, structural change in the disk media industry, including combinations, failures, and joint venture arrangements, may be required before media supply and demand are in balance. However, structural changes would intensify the competition in the industry.

DISK DRIVE PROGRAM LIFE CYCLES ARE SHORT, AND DISK DRIVE PROGRAMS ARE HIGHLY CUSTOMIZED. IF WE FAIL TO RESPOND TO OUR CUSTOMERS' DEMANDING REQUIREMENTS, WE WOULD NOT BE ABLE TO COMPETE EFFECTIVELY.

        Our industry experiences rapid technological change, and our inability to timely anticipate and develop products and production technologies could harm our competitive position. In general, the life cycles of recent disk drive programs have been shortening. Additionally, media must be more customized to each disk drive program. Short program life cycles and customization have increased the risk of product obsolescence. Supply chain management, including just-in-time delivery, has become a standard industry practice. In order to sustain customer relationships and achieve profitability, we must be able to develop in a timely fashion new products and technologies that can help customers reduce their time-to-market performance, and continue to maintain operational excellence that supports high-volume manufacturing ramps and tight inventory management throughout the supply chain. If we cannot respond to this rapidly changing environment or fail to meet our customers' demanding product and qualification requirements, we would not be able to compete effectively. As a result, we would not be able to maximize the use of our production facilities and minimize our inventory losses.

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

        During the third quarter of 1999, we announced that all media production would be consolidated into our Malaysian factories. In the fourth quarter of 2000, we decided to end the manufacture of aluminum substrates in Santa Rosa, California, and end production of polished disks in HMT's Eugene, Oregon, facility. Currently, all aluminum substrates are manufactured by our Malaysian factory and a Malaysian vendor. In addition, all polished disks are manufactured by our Malaysian factories. Further, we recently transferred the manufacturing capacity of HMT's Fremont, California, facility to Malaysia, and have closed all of our U.S. media manufacturing operations, leaving us fully dependent on our Malaysian manufacturing operations.

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

        -  local infrastructure problems or failures; and

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

        Other risk factors that may affect our financial performance are listed in our various SEC filings, including our Form 10-K for the fiscal year ended December 31, 2000, which was filed on March 26, 2001 and our Form 10-Q for the fiscal quarter ended April 1, 2001, which was filed on May 15, 2001. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceeding

        Asahi Glass Company, Ltd. (Asahi) has asserted that a technology cooperation agreement between the Company and Asahi gives Asahi exclusive rights, even as to Komag, to certain glass substrate-related intellectual property developed by the Company. The Company has sent Asahi a notice of termination of the agreement and believes that Asahi has no rights to the glass substrate technology developed by the Company. The Company believes that it has full control of its glass-related intellectual property, and is proceeding to commercialize the technology with the support of other glass makers.

        The Company is currently engaged in discussions with Asahi to resolve the dispute. The Company believes that the resolution of the dispute, whether favorable or unfavorable, would not have a significant financial impact on the Company's financial results.

ITEM 2. Changes in Securities

        Not Applicable.

ITEM 3. Defaults Upon Senior Securities

        On June 30, 2001, the $201.7 million principal amount of the Company's senior bank debt became due. As of August 7, 2001, this amount, as well as accrued interest of $3.5 million from June 1, 2001, has not been repaid. As a result, under the terms of the loan restructure agreement for the senior bank debt and the subordination provisions of the indenture for the $230 million of convertible junior notes, the Company did not pay interest of $6.6 million on outstanding convertible junior notes when it became due on July 15, 2001. The Company is now in interest payment default under the convertible junior notes. As of August 7, 2001, accrued interest on the convertible junior notes is $7.6 million. In addition, the company's failure to pay the bank debt when due caused a default under the convertible junior notes as of July 30, 2001, and, as a result, the holders can accelerate the outstanding principal.

ITEM 4. Submission of Matters to a Vote of Security Holders

        (a) The Annual Meeting of Stockholders was held May 15, 2001.

The meeting included the election of the Board of Directors, submitted as Item No. 1, whose names are as follows:

Donald Beadle
Chris A. Eyre
George A. Neil
Ronald L. Schauer
Anthony Sun
Thian Hoo Tan
Harry Van Wickle

Each of the individuals elected is a continuing member of the Board.

        (b) Other matters voted upon at the stockholders meeting were: Item No. 2 - approve an amendment to our 1988 Employee Stock Purchase Plan to increase the number of shares reserved for issuance under the plan by 2,100,000 shares; Item No. 3 - approve our 2001 Employee Stock Purchase Plan; Item No. 4 - approve an amendment to our 1987 Restated Stock Option Plan to increase the number of shares reserved for issuance under the plan by 3,000,000 and extend the term of the plan to January 31, 2005; and Item No. 5 - Ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2001.

      (c)Shares of Common Stock voted were as follows:

                                          TOTAL VOTE FOR    TOTAL VOTE WITHHELD
                                           EACH DIRECTOR     FROM EACH DIRECTOR
Item No. 1
(Election of Board of Directors)
Donald Beadle                                98,284,404               1,542,735
Chris A. Eyre                                85,461,626              14,365,513
George A. Neil                               98,280,663               1,546,476
Ronald L. Schauer                            97,790,741               2,036,398
Anthony Sun                                  98,295,833               1,531,306
Thian Hoo Tan                                85,495,054              14,332,085
Harry Van Wickle                             98,291,992               1,535,147

                                               FOR        AGAINST       ABSTAIN     BROKER NON-VOTE
Item No. 2
(Approve amendment to the 1988 Employee     40,748,394   2,447,356      924,493     67,540,300
Stock Purchase Plan to increase the number
of shares reserved for issuance under the
plan by 2,100,000 shares)

Item No. 3
(Approve 2001 Employee Stock Purchase       27,230,746  16,036,750      852,747     67,540,300
Plan)

Item No. 4
(Approve an amendment to 1987 Restated      26,258,393   16,942,906     918,944     67,540,300
Stock Option Plan to increase the number
of shares reserved for issuance under
the plan by 3,000,000 and extend the term
of the plan to January 31, 2005)

Item No. 5
(Ratification of independent auditors)      99,074,681      641,958     110,500     11,833,404

ITEM 5. Other Information

        On April 25, 2001, the Company received a letter from the Office of Nasdaq Qualifications indicating that if the Company did not comply with the minimum bid price rule by July 24, 2001, Nasdaq intended to delist the Company's stock. In order to gain compliance, the Company's common stock was required to trade at or above $1.00 for a minimum of 10 consecutive trading days. The Company has failed to comply with this test. On July 25, 2001 the Company received an additional letter from Nasdaq indicating that the Company's stock would be delisted as of August 2, 2001, unless the Company requested a hearing to consider the merits of continuing the listing the Company's stock. The Company has requested a hearing to appeal Nasdaq's delisting determination, and the Company's stock will continue to be listed pending the outcome of the hearing.

ITEM 6. Exhibits and Reports on Form 8-K

        Not Applicable

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     KOMAG, INCORPORATED
                                     (Registrant)




DATE:  August 7, 2001                BY:  /s/ Thian Hoo Tan
                                          --------------------------------
                                          Thian Hoo Tan
                                          Chief Executive Officer

DATE:  August 7, 2001                BY:  /s/ Edward H. Siegler
                                          --------------------------------
                                          Edward H. Siegler
                                          Vice President,
                                          Chief Financial Officer

DATE:  August 7, 2001                BY:  /s/ Kathleen A. Bayless
                                          --------------------------------
                                          Kathleen A. Bayless
                                          Vice President,
                                          Corporate Controller