Form 10-Q
period 2001-09-30
KOMAG INC /DE/
filed 2001-11-20
CIK 813347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001
                         Commission File Number 0-16852

                               KOMAG, INCORPORATED
                  (Debtor-in-Possession as of August 24, 2001)
                                  (Registrant)

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

                    Yes    X                No       .
                         ------                 -----

        On September 30, 2001, 111,924,983 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX

                               KOMAG, INCORPORATED

                                                                                Page No.
     PART I.   FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements (Unaudited)

               Consolidated statements of operations - Three and nine
               months ended September 30, 2001 and October 1, 2000                   3

               Consolidated balance sheets - September 30, 2001
               and December 31, 2000                                                 4

               Consolidated statements of cash flows - Nine
               months ended September 30, 2001 and October 1, 2000                   5

               Notes to consolidated financial statements -
               September 30, 2001                                                 6-18

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                     19-38

     PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                                    39

     Item 2.   Changes in Securities                                                39

     Item 3.   Defaults Upon Senior Securities                                      39

     Item 4.   Submission of Matters to a Vote of Security Holders                  39

     Item 5.   Other Information                                                    40

     Item 6.   Exhibits and Reports on Form 8-K                                     40

     SIGNATURES                                                                     41

PART I.   FINANCIAL INFORMATION

                               KOMAG, INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                       Three Months Ended             Nine Months Ended
                                                                    --------------------------    --------------------------
                                                                      SEPT 30        Oct 1           SEPT 30         Oct 1
                                                                       2001           2000            2001           2000
                                                                    -----------    -----------    -----------    -----------
Net sales to unrelated parties                                      $    18,380    $    39,684    $   107,888    $   105,396
Net sales to related parties                                             41,011         44,485        116,710        141,874
                                                                    -----------    -----------    -----------    -----------
          NET SALES                                                      59,391         84,169        224,598        247,270

Cost of sales                                                            58,246         74,396        230,927        214,725
                                                                    -----------    -----------    -----------    -----------
          GROSS PROFIT (LOSS)                                             1,145          9,773         (6,329)        32,545

Operating expenses:
     Research, development, and engineering                               9,690          8,276         30,184         25,168
     Selling, general, and administrative                                 4,704          2,985         16,776         10,399
     Amortization of intangibles                                          6,505          2,555         20,575          7,665
     Impairment/restructuring charges (credits)                            --             --           43,020         (2,661)
                                                                    -----------    -----------    -----------    -----------
                                                                         20,899         13,816        110,555         40,571
                                                                    -----------    -----------    -----------    -----------
          OPERATING LOSS                                                (19,754)        (4,043)      (116,884)        (8,026)

Other income (expense):
     Interest income                                                        181            734          1,437          2,884
     Interest expense (contractual interest
     was $115.0 million and $158.7 million
     for the three- and nine-month periods
     ended September 30, 2001)                                         (111,464)        (8,906)      (155,192)       (22,814)
     Other, net                                                           2,458           (285)         4,092            286
                                                                    -----------    -----------    -----------    -----------
                                                                       (108,825)        (8,457)      (149,663)       (19,644)
                                                                    -----------    -----------    -----------    -----------
Loss before reorganization costs, income taxes, minority
 interest, equity in unconsolidated company loss,
 and extraordinary gain                                                (128,579)       (12,500)      (266,547)       (27,670)
Reorganization costs, net                                                 2,837           --            2,837           --
Provision for (benefit from) income taxes                               (10,519)           366         (9,738)         1,192
                                                                    -----------    -----------    -----------    -----------
Loss before minority interest, equity in unconsolidated
   company loss, and extraordinary gain                                (120,897)       (12,866)      (259,646)       (28,862)
Minority interest in net income (loss) of consolidated subsidiary           396           (291)           (41)          (747)
Equity in net loss of unconsolidated company                                999           --            2,664           --
                                                                    -----------    -----------    -----------    -----------
          LOSS BEFORE EXTRAORDINARY GAIN                               (122,292)       (12,575)      (262,269)       (28,115)
Extraordinary gain                                                         --             --             --            3,772
                                                                    -----------    -----------    -----------    -----------
          NET LOSS                                                  $  (122,292)   $   (12,575)   $  (262,269)   $   (24,343)
                                                                    ===========    ===========    ===========    ===========

Basic and diluted loss before extraordinary gain per share          $     (1.09)   $     (0.19)   $     (2.35)   $     (0.42)
Basic and diluted extraordinary gain per share                             --             --             --             0.06
                                                                    -----------    -----------    -----------    -----------
Basic and diluted net loss per share                                $     (1.09)   $     (0.19)   $     (2.35)   $     (0.36)
                                                                    ===========    ===========    ===========    ===========

Number of shares used in basic and diluted computations                 111,925         66,792        111,800         66,236
                                                                    ===========    ===========    ===========    ===========


                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                   SEPT 30         Dec 31
                                                                    2001            2000
                                                                ------------    ------------
                                                                 (UNAUDITED)       (note)
ASSETS
Current assets
       Cash and cash equivalents                                $     10,813    $     71,067
       Short-term investments                                          1,323           9,597
       Accounts receivable (including $25,737 and $19,498 due
         from related parties in 2001 and 2000, respectively)
         less allowances of $2,287 in 2001 and $5,348 in 2000         32,386          40,243
       Inventories:
            Raw materials                                              6,402           8,883
            Work-in-process                                            2,394           5,778
            Finished goods                                             3,333           6,781
                                                                ------------    ------------
                  Total inventories                                   12,129          21,442
       Prepaid expenses and deposits                                   3,308           6,299
                                                                ------------    ------------
                  Total current assets                                59,959         148,648
Investment in unconsolidated company                                   5,336          12,000
Property, plant and equipment
       Land                                                            7,785           7,785
       Buildings                                                     163,238         136,149
       Equipment                                                     480,159         497,233
       Furniture                                                       7,549           7,517
       Leasehold improvements                                         30,478          31,931
                                                                ------------    ------------
                                                                     689,209         680,615
       Less allowances for depreciation and amortization            (438,577)       (396,097)
                                                                ------------    ------------
                  Net property, plant and equipment                  250,632         284,518
       Land and buildings held for sale                               35,000          70,355

Goodwill and other net intangible assets (see Note 5)                 95,556         116,131
Deposits and other assets                                              1,372           1,409
                                                                ------------    ------------
                                                                $    447,855    $    633,061
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

       Current portion of long-term debt                        $       --      $    216,740
       Trade accounts payable                                         10,148          29,014
       Accounts payable to related parties                             9,096           2,487
       Accrued compensation and benefits                              12,189          13,866
       Other liabilities                                                 589          18,704
       Other liabilities to related party                              6,756          12,000
       Accrued costs to exit certain business activities                 807          17,927
       Income taxes payable                                               25               6
       Restructuring liabilities                                       1,191          14,277
                                                                ------------    ------------
                  Total current liabilities                           40,801         325,021
Note payable to related party                                           --            25,649
Convertible subordinated debt                                           --           111,896
Deferred income taxes                                                  1,006          11,813
Other long-term liabilities                                              910           5,441
                                                                ------------    ------------
            Total liabilities not subject to compromise               42,717         479,820

Liabilities subject to compromise (Note 3)                           514,612            --
Minority interest in consolidated subsidiary                           1,339           1,380

Stockholders' equity (deficit)
       Preferred stock                                                  --              --
       Common stock                                                    1,119           1,116
       Additional paid-in capital                                    586,304         586,133
       Accumulated deficit                                          (698,236)       (435,967)
       Accumulated other comprehensive income                           --               579
                                                                ------------    ------------
            Total stockholders' equity (deficit)                    (110,813)        151,861
                                                                ------------    ------------
                                                                $    447,855    $    633,061
                                                                ============    ============

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

                 See notes to consolidated financial statements.

                            KOMAG, INCORPORATED
                          (DEBTOR-IN-POSSESSION)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                                                      Nine Months Ended
                                                                              ------------------------------
                                                                                SEPT 30             Oct 1
                                                                                  2001              2000
                                                                              ------------      ------------
OPERATING ACTIVITIES
      Net loss                                                                $   (262,269)     $    (24,343)
      Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities, excluding
           reorganization items:
            Impairment charge related to property, plant, and equipment             43,020              --
            Depreciation and amortization                                           53,339            56,644
            Amortization of intangibles                                             20,575             7,665
            Extraordinary gain                                                        --              (3,772)
            Provision for losses on accounts receivable                               (312)              200
            Interest accrual on note payable to related party                        3,196             3,190
            Accretion and amortization of interest on debt                         130,861             2,302
            Equity in net loss of unconsolidated company                             2,664              --
            Realized gain on cumulative translation adjustment                        (579)             --
            Loss on disposal of property, plant and equipment                          145               248
            Deferred income taxes                                                  (10,807)             --
            Deferred rent                                                             --                 147
            Minority interest in net loss of consolidated subsidiary                   (41)             (747)
            Changes in operating assets and liabilities:
                  Accounts receivable                                               14,408            (8,946)
                  Accounts receivable from related parties                          (6,239)            8,144
                  Inventories                                                        9,313               274
                  Prepaid expenses and deposits                                         22            (4,252)
                  Trade accounts payable                                            (6,456)            4,646
                  Accounts payable to related parties                                 (147)            1,516
                  Accrued compensation and benefits                                 (1,677)               15
                  Other liabilities                                                  6,002           (10,718)
                  Other liabilities to related party                                (7,827)             --
                  Income taxes refundable                                               27               629
                  Costs to exit certain business activities                        (14,080)             --
                  Restructuring liabilities                                         (5,320)          (16,793)
                                                                              ------------      ------------
                                                                                   (32,182)           16,049
          Reorganization items:
                   Accretion of discount on note payable to related party            2,270              --
                   Professional fees                                                   600              --
                                                                              ------------      ------------
                      Net cash provided by (used in) operating activities          (29,312)           16,049

INVESTING ACTIVITIES

      Acquisition of property, plant and equipment                                 (24,947)          (13,875)
      Purchases of short-term investments                                           (5,133)           (5,382)
      Proceeds from short-term investments at maturity                              13,407             7,091
      Proceeds from disposal of property, plant and equipment                          520             1,233
      Deposits and other assets                                                         37             2,307
                                                                              ------------      ------------
                         Net cash used in investing activities                     (16,116)           (8,626)

FINANCING ACTIVITIES

      Repayment of debt                                                            (15,000)          (22,500)
      Sale of common stock, net of issuance costs                                      174             1,776
                                                                              ------------      ------------
                         Net cash used in financing activities                     (14,826)          (20,724)

                      Decrease in cash and cash equivalents                        (60,254)          (13,301)

      Cash and cash equivalents at beginning of year                                71,067            65,116
                                                                              ------------      ------------

                      Cash and cash equivalents at end of period              $     10,813      $     51,815
                                                                              ============      ============


                See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2001

NOTE 1 - BASIS OF PRESENTATION AND POLICY

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented, have been included. Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 30, 2001.

         The accompanying condensed consolidated financial statements as of September 30, 2001 and the related condensed consolidated statements of operations and cash flows for the three- and nine-month periods ended September 30, 2001 have not been reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 71 as required by the Securities and Exchange Commission Rules and Regulations. On November 19, 2001, the Company engaged an independent public accountant to perform a review of said condensed consolidated financial statements. The Company intends to file an amended 10-Q with the Securities and Exchange Commission after completion of such review.

         As discussed in Note 2, Komag, Incorporated (KUS) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on August 24, 2001 (the "Petition Date"). The petition was filed with the United States Bankruptcy Court for the Northern District of California. The case has been assigned to the Honorable James R. Grube under case number 01-54143-JRG. The petition affects only the Company's U.S. corporate parent, KUS, and does not include any of its subsidiaries, including Komag Material Technology (KMT), or Komag USA (Malaysia) Sdn (KMS). The Company is operating its business as a debtor-in-possession.

         The financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As a result of the Company's recurring losses, as well as the Chapter 11 Bankruptcy and related circumstances (including the Company's substantial debt and current economic conditions), realization of assets and liquidation of liabilities are subject to significant uncertainty. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern depends on, among other things, the ability to: 1) develop a Plan of Reorganization acceptable to the Bankruptcy Court; 2) achieve satisfactory levels of future profitable operations; 3) maintain adequate financing; and 4) generate adequate cash from operations to meet future obligations.

        In connection with the Chapter 11 Bankruptcy, the Company is required to prepare its financial statements as of September 30, 2001 in accordance with Statement of Position 90-7, "Financial Reporting by Entities in

Reorganization Under the Bankruptcy Code," issued by the American Institute of Certified Public Accountants (SOP 90-7). In accordance with SOP 90-7, all of the Company's pre-petition liabilities that are subject to compromise under the proposed Plan of Reorganization (as defined in Note 2) are segregated in the Company's consolidated balance sheet as liabilities subject to compromise. These liabilities are recorded at the amounts expected to be allowed as claims in the Chapter 11 case rather than as estimates of the amounts for which those allowed claims may be settled as a result of the approved Plan of Reorganization. As of the effective date of the Plan of Reorganization, the Company expects to adopt "fresh start" reporting as defined in SOP 90-7. In accordance with "fresh start" reporting, the reorganization value of the Company will be allocated to the emerging entity's specific tangible and identified intangible assets. Excess reorganization value, if any, will be reported as "reorganization value in excess of amounts allocable to identifiable assets." As a result of the adoption of such "fresh start" reporting, the Company's post-emergence financial statements ("successor") will not be comparable with its pre-emergence financial statements ("predecessor"), including the historical financial statements included in this quarterly report.

         The accompanying statements of operations reflect certain reorganization costs, including professional fees and accretion to full value of the note payable to a related party. Interest expense on the Company's senior bank debt, subordinated convertible notes, subordinated unsecured convertible debt, and note payable has been recorded to the petition date. Such interest expense was not recorded subsequent to that date because it will not be paid during the bankruptcy case (except from distributions otherwise allocable to subordinated creditors) and will not be an allowed claim under the Plan of Reorganization. The difference between recorded interest expense and stated contractual interest expense is approximately $3.5 million for the period from August 25 to September 30, 2001.

         In accordance with SOP 90-7, a significant portion of the Company's outstanding debt, related accrued interest, and pre-petition accounts payable is classified as "liabilities subject to compromise" at September 30, 2001. Comparable items in the prior year have not been reclassified to the presentation required by SOP 90-7. See Note 3 for a complete description of liabilities subject to compromise.

         The accompanying consolidated financial statements include the consolidated financial position and results of operations of all of the Company's entities, including KUS. The following condensed financial statements reflect the financial position and results of operations of KUS only, using the equity method of accounting for reporting the results of operations of all subsidiaries of the Company which are not debtors in the Chapter 11 case.

Komag, Incorporated (KUS)
Debtor-In-Possession
Condensed Statement of Operations (Unaudited)
(In Thousands)

                                                                   Three Months Ended                  Nine Months Ended
                                                             ------------------------------      ------------------------------
                                                                Sept 30           Oct 1            Sept 30            Oct 1
                                                                 2001              2000              2001              2000
                                                             ------------      ------------      ------------      ------------
Net sales                                                    $      1,776      $      7,901      $     30,848      $     18,439
Cost of sales                                                      (6,935)          (13,411)          (65,535)          (34,672)
                                                             ------------      ------------      ------------      ------------
      Gross loss                                                   (5,159)           (5,510)          (34,687)          (16,233)

Research, development, and engineering expenses                     7,779             6,664            19,957            20,312
Selling, general, and administrative expenses                       3,468             1,956            12,965             7,425
Amortization of intangible assets                                   3,950                --            12,910                --
Impairment/restructuring charges (credits)                             --                --            43,020            (2,661)
                                                             ------------      ------------      ------------      ------------
      Operating loss                                              (20,356)          (14,130)         (123,539)          (41,309)

Interest income                                                        89               667             1,158             2,686
Interest expense                                                 (111,464)           (8,902)         (155,192)          (22,807)
Intercompany income, net                                           17,329            16,338            70,606            38,539
Other income, net                                                   2,769               369             3,541             1,759
Equity in net income (loss) of non-debtor subsidiaries            (17,974)           (6,567)          (52,244)           (8,133)
                                                             ------------      ------------      ------------      ------------
Loss before reorganization costs, income taxes, minority
   interest and equity in unconsolidated company loss            (129,607)          (12,225)         (255,670)          (29,265)
Reorganization costs, net                                           2,837                --             2,837                --
Provision for (benefit from) income taxes                         (10,152)              350            (9,436)            1,150
                                                             ------------      ------------      ------------      ------------
     Loss before extraordinary gain                              (122,292)          (12,575)         (262,269)          (28,115)
Extraordinary gain                                                     --                --                --             3,772
                                                             ------------      ------------      ------------      ------------
     Net loss                                                $   (122,292)     $    (12,575)     $   (262,269)     $    (24,343)
                                                             ============      ============      ============      ============

Komag, Incorporated (KUS)
Debtor-In-Possession

Condensed Balance Sheet (Unaudited)
(In Thousands)

                                                               SEPTEMBER 30,
                                                                   2001
                                                               ------------

ASSETS

Current Assets

               Cash and cash equivalents                       $      3,551
               Accounts receivable, net                               2,707
               Intercompany receivables with companies
                 not debtors in bankruptcy                           13,851
               Inventories, net                                         726
               Prepaid expenses and deposits                          1,736
                                                               ------------
                               Total current assets                  22,571

Investment in subsidiaries not debtors in bankruptcy                258,325
Investment in unconsolidated company                                  5,336
Net property, plant and equipment                                    63,006
Goodwill and other net intangible assets                             90,445
Deposits and other assets                                             1,299
Long-term intercompany receivables with companies
   not debtors in bankruptcy                                        195,572
                                                               ------------
                                 Total assets                  $    636,553
                                                               ============

Liabilities and Stockholders' Equity
Current liabilities

               Trade accounts payable                          $      1,348
               Intercompany payables with companies not
                  debtors in bankruptcy                                 454
               Accrued compensation and benefits                      7,092
               Other liabilities                                         97
               Other liabilities to related parties                   6,756
               Costs to exit certain business activities                807
               Restructuring liabilities
                                                               ------------
                               Total current liabilities             16,554

Deferred income taxes                                                 1,006
Other long-term liabilities                                             910
Minority interest in consolidated subsidiary                              0
                                                               ------------
                               Total liabilities not
                                  subject to compromise              18,470

Liabilities subject to compromise                                   514,612

Stockholders' equity

               Common stock                                           1,119
               Additional paid-in capital                           586,205
               Accumulated deficit                                 (483,853)
                                                               ------------
                               Total stockholders' equity           103,471
                                                               ------------
                               Total liabilities and
                                  stockholders' equity         $    636,553
                                                               ============


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

        Long-lived assets and certain identifiable intangible assets are generally evaluated for impairment on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets may be impaired or the estimated useful lives are no longer appropriate. The Company considers the primary indicators of impairment to include significant decreases in unit volumes, unit prices or significant increases in production costs. Periodically, the Company reviews its long-lived assets and certain identifiable intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values utilizing discounted cash flows. The discount rate that will be used will be based on the estimated incremental borrowing rate at the date of the event that triggered the impairment.

NOTE 2 -- REORGANIZATION UNDER CHAPTER 11

        On August 24, 2001, Komag, Incorporated filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Company has continued operations since the petition date, and expects to continue its operations during the Chapter 11 process.

        The Company filed a proposed Plan of Reorganization on September 21, 2001, which it amended on November 9, 2001, and by which it intends to satisfy and discharge the claims underlying the liabilities discussed in Note 3 below. As amended, the proposed Plan of Reorganization, which must be confirmed by the Bankruptcy Court, currently has the support of creditors holding more than one-half, or $260 million, of the Company's estimated outstanding debt.

        On November 9, 2001, the Bankruptcy Court held a hearing regarding the adequacy of information in the amended Disclosure Statement that was previously filed with respect to the amended Plan of Reorganization. The Court preliminarily approved the amended Disclosure Statement, subject to some changes which are not substantive. After the Company makes the necessary modifications, it will send the Disclosure Statement and the proposed Plan of Reorganization to all of its creditors and shareholders shortly.

        The proposed Plan of Reorganization may be modified materially before it is confirmed.

NOTE 3 -- LIABILITIES SUBJECT TO COMPROMISE

        Liabilities included in the accompanying consolidated balance sheet at September 30, 2001, which are subject to compromise under the terms of the Plan of Reorganization, are summarized as follows (in thousands):


Priority Tax Claims                              $      1,861
Loan Restructure Agreement Claims                     206,140
Western Digital Note Claim                             33,783
Western Digital Rejection Claims                        9,087
Convertible Notes Claims                               10,193
Subordinated Notes Claims                             238,258
General Unsecured Claims                               15,290
                                                 ------------
     Total liabilities subject to compromise     $    514,612
                                                 ============

        The above balance sheet amounts may differ from the estimates included in the amended Disclosure Statement filed on November 9, 2001. The estimates in the amended Disclosure Statement reflect the Company's best estimate as of November 9, 2001, as to the claims that will be allowed in the bankruptcy case.

Priority Tax Claims

        This reflects the liability for property, sales, and income taxes that were unpaid as of August 24, 2001.

Loan Restructure Agreement Claims

        This reflects the outstanding $201.7 million principal balance of the senior unsecured bank debt. In June 2000, the Company entered into a senior unsecured loan restructure agreement with its senior lenders. Under the loan restructure agreement, the bank debt became due and payable on June 30, 2001. The amount includes accrued interest of $4.4 million through August 24, 2001.

Western Digital Note Claim

        This reflects a note to Western Digital in the principal amount of $30.1 million in connection with the purchase of the assets of Western Digital's media operation in April 1999. The note is subordinate to the Company's senior bank debt. The note was originally due in April 2002 and was subordinated to the Company's senior bank debt. The amount includes $3.7 million in accrued interest through August 24, 2001.

Western Digital Rejection Claims

        This reflects the liability for all unused equipment leases in connection with the closure of the media operation acquired from Western Digital in April 1999.

Convertible Notes Claims

        This reflects the outstanding $9.3 million of subordinated unsecured convertible debt that was scheduled to mature in 2005. This convertible debt was issued in June 2000 as part of the restructuring of the senior bank debt. The convertible debt lenders have the right to purchase additional convertible notes in an aggregate principal amount of up to $35.7 million. The original $9.3 million in convertible notes is convertible into shares of the Company's common stock, at the lenders' option, at any time on or after the issuance date of the convertible notes, at a conversion price of $2.53. The convertible notes bear interest of 8%, payable on the maturity date of the convertible notes. At the Company's option, the convertible notes are convertible into the Company's common stock, with no forced conversion for two years, on any date on which the closing sale price of the common stock has been, for seven of ten consecutive trading days, greater than 200% of the conversion price in effect on the issuance date of the applicable convertible notes. This amount includes $0.9 million in accrued interest through August 24, 2001.

Subordinated Notes Claims

        This reflects the outstanding $230.0 million in subordinated convertible notes assumed in the merger with HMT Technology. The HMT notes originally bore interest at 5 3/4% payable semiannually on January 15 and July 15, were convertible into shares of common stock of the Company at a conversion price of $26.12, and were scheduled to mature in January 2004. The Company has not paid the interest on the HMT notes that was due on July 15, 2001. This amount includes $8.3 million in accrued interest through August 24, 2001.

General Unsecured Claims

        This reflects the liability for: 1) all materials and services that were received by KUS but not yet paid as of August 24, 2001; 2) remaining lease payments for unused equipment leased by HMT Technology; and 3) unpaid severance costs as of August 24, 2001.

NOTE 4  - INVESTMENT IN DEBT SECURITIES

        The Company invests its excess cash in high-quality, short-term debt instruments. None of the Company's investments in debt securities have maturities greater than one year. The following is a summary of the Company's investments by major security type at amortized cost, which approximates fair value:

                                                         (in thousands)
                                                  SEPTEMBER 30,     December 31,
                                                      2001             2000
                                                  ------------     ------------

Municipal auction rate certificates               $         --     $     28,500
Corporate debt securities                                3,149           17,153
Mortgage-backed securities                                --             13,991
Government-backed securities                             3,157            8,045
                                                  ------------     ------------
                                                  $      6,306     $     67,689
                                                  ============     ============

Amounts included in cash and cash equivalents     $      4,983     $     58,092
Amounts included in short-term investments               1,323            9,597
                                                  ------------     ------------
                                                  $      6,306     $     67,689
                                                  ============     ============


The Company utilizes zero-balance accounts and other cash management tools to invest all available funds including bank balances in excess of book balances.

NOTE 5 - GOODWILL AND OTHER NET INTANGIBLE ASSETS


        The following table presents the details of the goodwill and other net intangible assets:

                                                       (in thousands)
                                                  SEPT 30          Dec 31
                                                    2001             2000
                                                ------------     ------------
Goodwill associated with purchase of assets
      and volume purchase agreement from
      Western Digital, net                      $      5,111     $     12,776

Goodwill associated with HMT merger, net              84,917           95,532

Other intangibles associated with HMT
      merger, net:

      Current technology                               3,198            3,996
      Patents                                          2,330            2,768
      Other                                               --            1,059
                                                ------------     ------------
                                                      90,445          103,355
                                                ------------     ------------
Net goodwill and other intangible assets        $     95,556     $    116,131
                                                ============     ============

        The remaining goodwill will be amortized using the straight-line method through December 30, 2001. The other intangibles are being amortized using the straight-line method. Subsequent to December 30, 2001, the Company will follow the guidance prescribed by FAS 142. See Note 16.

NOTE 6 - INCOME TAXES

        The Company derived income tax benefits of $10.5 million and $9.7 million for the three- and nine-month periods ended September 30, 2001, primarily related to the expiration of a statutory period to audit the Company's state tax returns, net of foreign withholding taxes on royalty and interest payments, and foreign taxes of subsidiaries.

        The Company's income tax provisions for the three- and nine-month periods ended October 1, 2000, were $0.4 and $1.2 million, respectively, and represented foreign withholding taxes on royalty and interest payments, and foreign taxes of subsidiaries.

        The Company's wholly-owned thin-film media operation, KMS, received a five-year extension of its initial tax holiday through June 2003, for its first plant site in Malaysia. KMS has also been granted an additional eight-year and ten-year tax holiday through December 2006 and 2008 for its second and third plant sites in Malaysia, respectively, based on achieving certain investment criteria.

NOTE 7 - COMPREHENSIVE LOSS

        Comprehensive loss for the three- and nine-month periods ended September 30, 2001, and October 1, 2000, in the accompanying Consolidated Statements of Operations is the same as the Company's net loss.

        Accumulated other comprehensive income at December 31, 2000, in the accompanying Consolidated Balance Sheets consists entirely of accumulated foreign currency translation adjustments. These accumulated foreign currency translation adjustments were realized as a gain due to the liquidation of the Company's joint venture in Japan in the three-month period ended April 1, 2001, resulting in a zero balance in accumulated other comprehensive income at September 30, 2001.

NOTE 8 - RESTRUCTURING CHARGES

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

        The following table summarizes these 1999 restructuring activities during the first nine months of 2001:

                                   Liabilities
                                      Under
                                  Non-Cancelable
                                    Equipment
(in millions)                         Leases              Total
                                  --------------      --------------
Balance at December 31, 2000      $          6.3      $          6.3
Charged to Reserve                          (2.4)               (2.4)
Reclassifications                           (3.9)               (3.9)
                                  --------------      --------------
Balance at September 30, 2001     $          0.0      $          0.0
                                  ==============      ==============

        In the third quarter of 2001, the remaining reserve balance of $3.9 million associated with certain Western Digital unused equipment leases was reclassified to Liabilities Subject to Compromise (see Note 3). In 2001, 2000, and 1999, the Company made cash payments totaling $39.2 million.

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

        In December 2000, the Company implemented a restructuring plan related to KMT's U.S. manufacturing operations in May 2001. This restructuring action resulted in a charge of $8.0 million, and included $2.6 million of severance pay associated with eliminating approximately 160 positions, primarily in manufacturing, $4.5 million associated with the write-down of equipment and leasehold improvements, and $0.9 million associated with related facility closing costs. Through the first nine months of 2001, charges to the reserve of $6.8 million had been made. The balance of the restructuring costs is expected to be paid through 2004, the remaining lease term of the facility.

        The following table summarizes these 2000 restructuring activities:

                                 Writedown Net
                                 Book Value of
                                 Equipment and        Facility
                                   Leasehold           Closure          Severance
(in millions)                     Improvements          Costs            Costs             Total
                                 -------------      ------------      ------------      ------------
Balance at December 31, 2000     $         4.5      $        0.9      $        2.6      $        8.0
Charged to Reserve                        (4.5)             (0.1)             (2.2)             (6.8)
                                 -------------      ------------      ------------      ------------
Balance at September 30, 2001    $          --      $        0.8      $        0.4      $        1.2
                                 =============      ============      ============      ============

NOTE 9 -- IMPAIRMENT CHARGES

        In the second quarter of 2001, the Company recorded impairment charges of $43.0 million. A charge of $35.4 million reflected the write-down of land and buildings held for sale in Eugene, Oregon, and Fremont, California. The write-down reflected currently depressed market conditions for commercial real estate and was based on estimated fair market value quotes received from local realtors, less estimated selling expenses. The remaining $7.6 million charge primarily reflected the recognition of lease obligations for equipment no longer in service due to the general slowdown in the economy and the related weak media market.

NOTE 10 - LOSS PER SHARE

        The net loss per share was computed using only the weighted average number of shares of common stock outstanding during the period.

        Incremental common shares attributable to the exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) of 84,672 and 120,559 for the three months ended September 30, 2001 and October 1, 2000, respectively, and 300,850 and 227,656 for the nine months ended September 30, 2001 and October 1, 2000, respectively, were not included in the net loss per share computation because the effect would be antidilutive.

        Incremental common shares attributable to the exercise of outstanding warrants (assuming proceeds would be used to purchase treasury stock) of zero and 200,693 for the three months ended September 30, 2001 and October 1, 2000, and of zero and 87,635 for the nine months ended September 30, 2001 and October 1, 2000, respectively, were not included in the net loss per share computation because the effect would be antidilutive.

        Incremental common shares attributable to convertible debt of 12,474,181 and 3,668,668 for the three months ended September 30, 2001, and October 1, 2000, respectively, and of 12,474,181 and 2,479,375 for the nine months ended September 30, 2001, and October 1, 2000, respectively, were not included in the net loss per share computation because the effect would be antidilutive.

NOTE 11 - USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 12 -- LIABILITIES ASSOCIATED WITH PURCHASE OF ASSETS

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

        During 1999, 2000 and the first nine months of 2001, liabilities arising from this transaction were reduced by $32.4 million, including equipment lease obligations ($23.3 million), rent ($1.9 million) and other liabilities ($7.1 million). In the third quarter of 2001, the remaining liability of $4.4 million, representing unused equipment lease payments, was reclassified to Liabilities subject to Compromise (see Note 3).

NOTE 13 -- LIABILITIES ASSOCIATED WITH MERGER

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

        Under purchase accounting rules, the Company recorded liabilities that included $12.2 million for estimated severance pay associated with the termination of approximately 980 employees and $5.7 million for estimated facility closure costs for the closure of certain former HMT U.S. manufacturing operations. Payments against these liabilities are expected to be paid by the fourth quarter of 2001. In 2000 and the first nine months of 2001, $15.5 million of payments were made against these liabilities. Certain of the remaining liabilities for severance and prior years' property taxes were reclassified to Liabilities Subject to Compromise (see Note 3).

NOTE 14 -- EQUITY IN UNCONSOLIDATED COMPANY

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

        The Company recorded an investment in Chahaya for $12.0 million in the fourth quarter of 2000. The investment included $4.0 million for future cash payments and $8.0 million for facilities, facility services, and equipment. In June 2001, the Company's investment was reduced by $4.0 million due to cancellation of the shares related to the future $4 million cash contribution. This reduced the Company's ownership percentage to 35%. As of September 30, 2001, the Company's remaining liability for facilities and facility services is $6.8 million.

        In the third quarter and first nine months of 2001, the Company recorded losses of $1.0 million and $2.7 million as its 35% equity share of Chahaya's net loss. The Company uses the equity method to account for its investment in Chahaya.

NOTE 15 -- LEGAL PROCEEDINGS

        Komag, Incorporated (KUS) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on August 24, 2001 (the "Petition Date"). The petition was filed with the United States Bankruptcy Court for the Northern District of California. The case has been assigned to the Honorable James R. Grube under case number 01-54143-JRG. The petition affects only the Company's U.S. corporate parent, KUS, and does not include any of its subsidiaries, including Komag Material Technology (KMT), or Komag USA (Malaysia) Sdn (KMS). The Company is operating its business as a debtor-in-possession. See Notes 1, 2, and 3 for additional information.

        Asahi Glass Company, Ltd. (Asahi) has asserted that a technology cooperation agreement (the agreement) between the Company and Asahi gives Asahi exclusive rights, even as to Komag, to certain low-cost glass substrate-related intellectual property developed by the Company. In connection with the Chapter 11 Bankruptcy filing, the Bankruptcy Court, on October 19, 2001, ordered that the agreement be rejected, effective as of the petition date. The Company suspended the development of its low-cost glass substrate program on October 17, 2001. The Company currently has entered into a settlement Stipulation with Asahi to resolve the dispute regarding ownership of intellectual property and "know-how" developed by the Company prior to June 29, 2001, the agreed date of termination of the agreement. As part of that Stipulation, Asahi waived claims against the Company relating to the agreement. The Company believes that the resolution of the dispute will not have a significant financial impact on the Company's financial results.

NOTE 16  -- NEW ACCOUNTING PRONOUNCEMENTS

        On June 29, 2001, the Financial Accounting Standards Board (FASB) approved the final standards resulting from its deliberations on the business combinations project. The FASB issued two statements in July 2001, Statement of Financial Accounting Standards No. 141, or FAS 141, on Business Combinations and FAS 142 on Goodwill and Other Intangible Assets. FAS 141 is effective for any business combinations initiated after June 30, 2001, and also includes the criteria for the recognition of intangible assets separately from goodwill. FAS 142 is effective for fiscal years beginning after December 15, 2001, and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly.

        In June 2001, the FASB issued SFAS 143 "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. As used in this Statement, a legal obligation results from existing law, statute, ordinance, written or oral contract, or by legal construction of a contract under the doctrine of promissory estoppel. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS 143 to have a material impact on our financial position or results of operations.

        In October 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is in the process of determining the impact of this new accounting standard.

NOTE 17 -- NASDAQ DELISTINGS

        On September 17, 2001, the Company withdrew its appeal to the Nasdaq Listing Qualifications Panel, and voluntarily delisted its common stock from the Nasdaq National Market. The Company's stock is currently trading on the OTC Bulletin Board under the symbol KMAGQ.

        On October 19, 2001, Nasdaq delisted the 5 3/4% subordinated convertible bonds due in January, 2004, that were originally issued by HMT Technology Corporation.

                               KOMAG, INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans," and similar expressions. Komag's business is subject to a number of risks and uncertainties. While this discussion represents our current judgment on the future direction of our business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Some of the important factors that may influence possible differences are continued competitive factors, pricing pressures, changes in customer demand, developments in and the outcome of the Chapter 11 proceedings described below, and general economic conditions.

OVERVIEW

        Our business is characterized by high fixed costs, and is therefore volume-sensitive, making it imperative that we plan for the efficient use of capacity. The key factors in determining our profitability are physical capacity, utilization of this physical capacity, yields, input material costs, and average unit sales price. If we fix capacity and product price at a given level, and demand is sufficient to support a higher level of output, then the increased output achieved by improved utilization rates and higher manufacturing yields will directly increase sales and improve gross margins. Alternatively, if demand decreases, falling average selling prices and lower capacity utilization will adversely affect our operating results.

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

 Net Sales

        Net sales decreased to $59.4 million in the third quarter of 2001, down 29.4% compared to $84.2 million in the third quarter of 2000. The year-over-year decrease was primarily due to the net effect of a 20.5% decrease in unit sales volume (from 12.2 million disks in the third quarter of 2000 to 9.7 million disks in the third quarter of 2001), and an 8.1% decrease in the finished disk average selling price (from $6.53 in the third quarter of 2000 to $6.00 in the third quarter of 2001).

        Net sales in the first nine months of 2001 decreased by $22.7 million to $224.6 million, a 9.2% decrease from $247.3 million in the first nine months of 2000. Unit sales volume decreased by 4.0%, to 33.4 million units from 34.8 million units. Additionally, the finished disk average selling price declined by 6.2% during this period, to $6.25 from $6.66.

        Net sales of substrate and single-sided disks were $1.0 million in the third quarter of 2001, and $4.6 million in the third quarter of 2000. Net sales of substrate and single-sided disks in the first nine months of 2001 were $16.2 million, and $15.7 million in the first nine months of 2000.

        The moderate year-over-year price decline is an indication that pricing has somewhat stabilized, compared to the trend over the past few years. Also, because industry capacity decreased during the last year, pricing pressure is moderating, and we expect average selling prices to remain flat during the remainder of 2001.

        During the third quarter of 2001, 69% of our consolidated net sales were to Western Digital and 24% were to Maxtor Corporation. Net sales to each of our other customers were less than 10% during the third quarter of 2001. We expect that we will continue to derive more than 90% of our sales from Western Digital and Maxtor. The distribution of sales among customers may vary from quarter to quarter based on the relative success of customer programs for which we are qualified and shipping. However, as a result of the April 1999, acquisition of Western Digital's media operation and related volume purchase agreement, we expect our sales to remain highly dependent on Western Digital's performance in the disk drive industry.

Gross Margin

        Our overall gross profit percentage of 1.9% in the third quarter of 2001 declined from a gross margin percentage of 11.6% in the third quarter of 2000, an overall decline of 9.7 percentage points. The reduction in the finished disk average selling price accounted for 7.8 percentage points of the decline. Higher per-unit costs resulting from lower production volume (9.2 million units in the third quarter of 2001 versus 11.4 million units in the third quarter of 2000) accounted for the remaining 1.9 percentage points of the decline. The decrease in unit production corresponds with the decreased sales volume compared to the same quarter in the prior year.

        For the first nine months of 2001, we sustained a gross loss percentage of 2.8%, compared to a gross margin percentage of 13.2% for the first nine months of 2000. The overall 16.0 point decrease was the result of a lower finished disk average selling price (5.7 percentage points) and higher per unit fixed costs associated with lower unit production and production at our U.S. production facilities prior to their closure (10.3 points).

Operating Expenses

        Research, development, and engineering (R&D) expenses increased to $9.7 million in the third quarter of 2001 from $8.3 million in the third quarter of 2000, and increased to $30.2 million in the first nine months of 2001 from $25.2 million in the first nine months of 2000. The increases were the result of increased U.S. R&D headcount subsequent to the HMT merger. The combined R&D team has increased its focus on advanced technologies and new production processes for the multiple manufacturing equipment types of the combined company.

        Selling, general and administrative (SG&A) expenses increased to $4.7 million in the third quarter of 2001, from $3.0 million in the third quarter of 2000, and increased to $16.8 million in the first nine months of 2001 from $10.4 million in the first nine months of 2000. The year-over-year quarterly increase was primarily due to higher payroll and related expenses due to increased U.S. headcount from the HMT merger. The year-over-year nine-month increase was primarily due to higher payroll and related expenses due to increased U.S. headcount from the HMT merger, as well as higher discretionary bonus expenses and higher professional fees associated with the withdrawn financial restructuring plan.

        Amortization of intangible assets increased to $6.5 million in the third quarter of 2001 from $2.6 million in the third quarter of 2000, and increased to $20.6 million in the first nine months of 2001 from $7.7 million in the first nine months of 2000. The increases reflect amortization of goodwill associated with the HMT merger.

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

        The following table summarizes these 1999 restructuring activities during the first nine months of 2001:

                                   Liabilities
                                      Under
                                  Non-Cancelable
                                    Equipment
(in millions)                         Leases              Total
                                  --------------      --------------
Balance at December 31, 2000      $          6.3      $          6.3
Charged to Reserve                          (2.4)               (2.4)
Reclassifications                           (3.9)               (3.9)
                                  --------------      --------------
Balance at September 30, 2001     $          0.0      $          0.0
                                  ==============      ==============

        In the third quarter of 2001, the remaining reserve balance of $3.9 million associated with certain Western Digital unused equipment leases was reclassified to Liabilities Subject to Compromise (see Note 3). In 2001, 2000, and 1999, the Company made cash payments totaling $39.2 million.

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

        In December 2000, the Company implemented a restructuring plan related to KMT's U.S. manufacturing operations in May 2001. This restructuring action resulted in a charge of $8.0 million, and included $2.6 million of severance pay associated with eliminating approximately 160 positions, primarily in manufacturing, $4.5 million associated with the write-down of equipment and leasehold improvements, and $0.9 million associated with related facility closing costs. Through the first nine months of 2001, charges to the reserve of $6.8 million had been made. The balance of the restructuring costs is expected to be paid through 2004, the remaining lease term of the facility.

        The following table summarizes these 2000 restructuring activities:

2000 Restructuring Reserve

                                 Writedown Net
                                 Book Value of
                                 Equipment and        Facility
                                   Leasehold           Closure          Severance
(in millions)                     Improvements          Costs            Costs             Total
                                 -------------      ------------      ------------      ------------
Balance at December 31, 2000     $         4.5      $        0.9      $        2.6      $        8.0
Charged to Reserve                        (4.5)             (0.1)             (2.2)             (6.8)
                                 -------------      ------------      ------------      ------------
Balance at September 30, 2001    $          --      $        0.8      $        0.4      $        1.2
                                 =============      ============      ============      ============

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

        We review and evaluate our long-lived assets and certain identifiable intangible assets for impairment on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets may be impaired or the estimated useful lives are no longer appropriate. We consider the primary indicators of impairment to include significant decreases in unit volumes, unit prices, or significant increases in production costs. Periodically, we review our long-lived assets and certain identifiable intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values utilizing discounted cash flows.

        At September 30, 2001, we had approximately $95.6 million of goodwill and other net intangible assets which were primarily related to the merger in October 2000. During 2001, we have periodically reviewed our long-lived assets as described in Note 1. Due to the continuing market weakness for products, we expect to perform further impairment review of our long-lived assets prior to the end of the fiscal year. If, as a result of this analysis, we determine that there has been an impairment of our goodwill, intangible assets, and/or property and equipment, asset impairment charges will be recognized. Asset impairment charges of this nature could be large, and could have a material adverse effect on our financial position and results of operations.

Interest and Other Income/Expense

        Interest income decreased by $0.6 million and $1.4 million in the three and nine-month periods ended September 30, 2001, versus the same periods ended October 1, 2000 due to lower average cash and short-term investment balances.

        Interest expense increased by $102.6 million and $132.4 million in the three and nine-month periods ended September 30, 2001, versus the same periods ended October 1, 2000. The increases primarily reflect accretion on the value of the subordinated convertible notes to face value of $230 million in the third quarter of 2001 (due to the default on such notes prior to the application for bankruptcy), interest on the subordinated convertible notes, and amortization of loan fees and warrant expense associated with the completion of the loan restructure agreement with our senior lenders in the second quarter of 2000.

        Other income increased by $2.7 million and $3.8 million in the three and nine-month periods ended September 30, 2001, versus the same periods ended October 1, 2000. The quarter-over-quarter increase resulted primarily from a one-time $1.8 million refund for certain R&D manufacturing equipment work which was not completed by a vendor. The year-over-year increase also included $0.6 million in realized gain on cumulative translation adjustments.

Income Taxes

        We derived income tax benefits of $10.5 million and $9.7 million for the three- and nine-month periods ended September 30, 2001, primarily related to the expiration of a statutory period to audit our state tax returns, net of foreign withholding taxes on royalty and interest payments, and foreign taxes of subsidiaries.

        Our income tax provisions for the three- and nine-month periods ended October 1, 2000, were $0.4 and $1.2 million, respectively, and represented foreign withholding taxes on royalty and interest payments, and foreign taxes of subsidiaries.

        Our wholly-owned thin-film media operation, KMS, received a five-year extension of its initial tax holiday through June, 2003, for its first plant site. KMS has also been granted an additional eight-year and ten-year tax holiday through December 2006 and 2008 for its second and third plant sites in Malaysia, respectively, based on achieving certain investment criteria.

Minority Interest in KMT

        The minority interest in the net income (loss) of consolidated subsidiary represented Kobe Steel USA Holdings Inc.'s (Kobe USA) 20% share of KMT's net income (loss). KMT recorded net income of $2.0 and a $0.2 million net loss for the three- and nine-month periods ended September 30, 2001, compared to net losses of $1.5 million and $3.7 million for the same periods ended October 1, 2000.

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

        We recorded an investment in Chahaya for $12.0 million in the fourth quarter of 2000. The investment included $4.0 million for future cash payments and $8.0 million for facilities, facility services, and equipment. In June 2001, our investment was reduced by $4.0 million due to cancellation of the shares related to the future $4 million cash contribution. This reduced our ownership percentage to 35%. As of September 30, 2001, our remaining liability for facilities and facility services is $6.8 million.

        In the third quarter and first nine months of 2001, we recorded losses of $1.0 million and $2.7 million as our 35% equity share of Chahaya's net loss. We use the equity method to account for our investment in Chahaya.

Reorganization Costs

        In connection with the Chapter 11 filing, we recorded reorganization costs of $2.8 million in the third quarter of 2001. This included $0.6 million in professional fees, and $2.3 million in accretion to bring the note payable to Western Digital to its face value of $30.1 million, offset by interest received on accumulated cash due to the Chapter 11 proceeding.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and short-term investments of $12.1 million at the end of the third quarter of 2001 decreased by $68.5 million from the end of the previous fiscal year. Based on current operating forecasts, the Company estimates that the cash balance is adequate to support its continuing operations. Additionally, the Company is currently in negotiations to complete a debtor-in-possession financing agreement for up to $20 million.

        Working capital increased by $195.5 million compared to the end of the previous fiscal year, which resulted primarily from the reclassification of the senior unsecured bank debt to Liabilities Subject to Compromise.

        Consolidated operating activities used $29.3 million in cash during the first nine months of 2001. The components of this change include the following:

        - The year-to-date 2001 net loss of $262.3 million, net of non-cash depreciation and amortization of $73.9 million, impairment charges of $43.0 million, accretion and amortization of interest on debt of $134.1 million, other non-cash charges of $1.9 million, and a $10.8 million non-cash deferred income tax credit used $20.2 million in cash.

        - Lower accounts receivable, a direct consequence of the revenue declines over the last three quarters, generated $8.2 million in cash.

        - Lower inventories, reflecting the revenue declines over the last three quarters, as well as anticipated flat shipments throughout the remainder of 2001, generated $9.3 million in cash.

        - Lower accounts payable, reflecting reduced manufacturing operations as well as a reclassification to Liabilities Subject to Compromise, used $6.6 million.

        - Lower other liabilities, reflecting payments for severance and building exit costs, continuing payments on equipment leases, and a reclassification to Liabilities Subject to Compromise, used $22.9 million.

        We spent $24.9 million on fixed assets during the first nine months of 2001. Net short-term investment activity provided $8.3 million in cash, while other net investing activities provided $0.6 million in cash. Repayment of debt used $15.0 million in cash, while sales of common stock generated $0.2 million.

        Current noncancellable capital commitments as of September 30, 2001 totaled $1.9 million. Year-to-date capital expenditures were $24.9 million, and primarily included costs for facilities and installation costs for certain production equipment transferred from the closed U.S. HMT manufacturing plants to Malaysia. For the remainder of 2001, we plan to spend less than $5 million on property, plant, and equipment.

        In June 2000, we replaced our credit facilities with a senior unsecured loan restructure agreement with our lenders, and a separate subordinated unsecured convertible debt agreement with other creditors. As a result, we have $201.7 million in senior unsecured bank debt outstanding that matured on June 30, 2001, and $9.3 million of convertible debt that was originally scheduled to mature in 2005. In addition, we have a note payable to Western Digital with a principal balance of $30.1 million which was originally scheduled to mature in April, 2002. Upon completion of the HMT merger in the fourth quarter of 2000, our debt increased with HMT's convertible debt which was originally scheduled to mature in 2004. The principal amount of these notes is $230.0 million. As a result, under the terms of the loan restructure agreement for the senior bank debt and the subordination provisions for the HMT convertible notes, we did not pay interest on the HMT subordinated notes when it became due on July 15, 2001. In addition, our failure to pay our senior bank debt when due caused a default under the HMT subordinated notes as of July 30, 2001.

        As of August 24, 2001 (the petition date for reorganization under Chapter 11) and currently, we have $201.7 million in senior unsecured bank debt outstanding that matured on June 30, 2001, and $9.3 million of convertible debt that was originally scheduled to mature in 2005. Also, we have a note payable to Western Digital with a principal balance of $30.1 million which was originally scheduled to mature in April, 2002. In addition, we have $230 million of HMT subordinated convertible debt which was originally scheduled to mature in 2004. The repayment of all of this indebtedness is subject to the Plan of Reorganization. Through the Chapter 11 Bankruptcy petition date of August 24, 2001, unpaid accrued interest on the aforementioned debt was $17.3 million. Additionally, contractual interest expense for the period from August 25, 2001, to September 30, 2001, was $3.5 million.

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

RISKS RELATED TO OUR FINANCIAL POSITION AND OUR COMMON STOCK

ON AUGUST 24, 2001, WE FILED A VOLUNTARY PETITION FOR REORGANIZATION UNDER CHAPTER 11 OF THE UNITED STATES BANKRUPTCY CODE, WHICH WILL NEGATIVELY IMPACT OUR OPERATING RESULTS.

        Chapter 11 permits us to remain in control of our business, protected by a stay of all creditor action, while we attempt to negotiate and confirm a Plan of Reorganization with our creditors. Due to our Chapter 11 case, our deteriorating financial condition and our inability to date to restructure our existing debt, we believe our stakeholders are concerned about our bankruptcy proceedings. Some of our customers, suppliers and employees have expressed this apprehension, which may have an adverse effect on our ability to continue to run our operations at the level at which they currently operate.

THERE IS A SIGNIFICANT LIKELIHOOD THAT HOLDERS OF EQUITY IN OUR COMPANY WILL NOT RECEIVE ANY DISTRIBUTIONS UNDER OUR PLAN OF REORGANIZATION.

        The Plan of Reorganization contemplates a complete change of equity ownership in our company as it exists today, with existing shares cancelled and current shareholders receiving only a small fraction of ownership in the reorganized company. Moreover, in a bankruptcy case, in the absence of the consent of all classes of impaired claims, all creditors generally would have to be paid prior to our stockholders receiving any distribution. As a result, it is possible -- if not likely - that equity holders in our company ultimately will have their shares cancelled and will not receive any distributions at all under the Plan of Reorganization.

        We may be unsuccessful in our attempts to confirm a Plan of Reorganization with our creditors. Many Chapter 11 cases are unsuccessful, and virtually all involve substantial expense and damage to the business. If we are unsuccessful in obtaining confirmation of a Plan of Reorganization, our assets would be liquidated. In addition, the fact that our assets are located in Malaysia may make it more difficult to distribute our assets on liquidation. In a liquidation, all other creditors would be paid prior to our shareholders.

THE VALUATION OF NEWLY-ISSUED SECURITIES SUCH AS NEW COMMON STOCK IS SUBJECT TO ADDITIONAL UNCERTAINTIES AND CONTINGENCIES, ALL OF WHICH ARE DIFFICULT TO PREDICT.

        Under a Plan of Reorganization, we may issue new common stock. Actual market prices of such securities at issuance will depend upon, among other things, prevailing interest rates, conditions in the financial markets, the anticipated initial holdings of pre-petition creditors, some of which may prefer to liquidate their investment rather than hold it on a long-term basis, and other factors which generally influence the prices of securities. It should be noted that there is presently no trading market for new common stock and there can be no assurance that a trading market will develop. Further, there is a significant likelihood that the existing holders of our common stock will not receive any newly-issued securities under the Plan of Reorganization.

UPON CONSUMMATION OF A PLAN OF REORGANIZATION, CERTAIN HOLDERS OF CLAIMS MAY RECEIVE A MAJORITY OF SHARES OF NEW COMMON STOCK WHICH WOULD PUT THEM IN A POSITION TO CONTROL THE OUTCOME OF ACTIONS REQUIRING STOCKHOLDER APPROVAL.

        If holders of significant numbers of shares of new common stock were to act as a group, such holders may be in a position to control the outcome of actions requiring stockholder approval, including the election of directors and approval of significant corporate transactions, as well as to influence the management and affairs of the reorganized company. This concentration of ownership could also facilitate or hinder a negotiated change of control of the reorganized debtor and, consequently, impact upon the value of the new common stock.

        Further, the possibility that one or more of the holders of significant numbers of shares of new common stock may determine to sell all or a large portion of their shares of new common stock in a short period of time may adversely affect the market price of the new common stock

THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN DEPRESSED, AND MAY DECLINE
FURTHER.

        The market price of our common stock has been depressed in response to actual and anticipated events, including:

        -      our filing under Chapter 11;

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

        We expect this volatility to continue in the future. In addition, any shortfall or changes in our revenue, gross margins, earnings, or other financial results, could cause the price of our common stock to fluctuate significantly. In recent years, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market price of many technology companies, and which may be unrelated to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of our common stock. Volatility in the price of stocks of companies in the hard disk drive industry has been particularly high. From the second quarter of 1997 through October 31, 2001, the price of our stock fell to a low of $0.01 from a high of $35.13.

        The market price of our common stock may decline further if we continue to be unable to reorganize our existing debt.

OUR SECURITIES HAVE BEEN DELISTED FROM NASDAQ FOR FAILURE TO COMPLY WITH NASDAQ'S MINIMUM BID REQUIREMENT, WHICH WILL HARM THE TRADING MARKET AND PRICE OF OUR SECURITIES.

        The trading of our common stock on the Nasdaq National Market System depended on our meeting certain asset, revenue, and stock price tests. We were out of compliance with Nasdaq's minimum bid requirement because our stock has traded below $1.00 per share for more than 30 consecutive trading days. Our stock was delisted from Nasdaq on September 17, 2001 and is now trading on the OTC Bulletin Board. In addition, low-priced stocks are subject to additional risks, including additional state regulatory requirements and the potential loss of effective trading markets. After the Plan of Reorganization is confirmed by the Bankruptcy Court, we will attempt to list our common stock for trading on the Nasdaq National Market System. However, it is possible that we will not be able to meet the Nasdaq listing requirements

RISKS RELATED TO OUR BUSINESS

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

        Trend Focus estimates that 74% of the disks consumed during 2000 were incorporated into disk drives for the desktop personal computer market. Because of this concentration in a single market, our business is tightly linked to the success of the personal computer market. Historically, demand for personal computers has been seasonal and cyclical. During the first nine months of 2001, personal computer manufacturers generally announced lower expectations for sales. Due to the high fixed costs of our business, fluctuations in demand resulting from this seasonality and cyclicality can lead to disproportionate changes in the results of our operations. If cancellations or reductions in demand for our products occur in the future, our business, financial condition, and results of operations could be seriously harmed.

DELAYS AND CANCELLATIONS OF OUR CUSTOMER ORDERS MAY CAUSE US TO UNDERUTILIZE OUR PRODUCTION CAPACITY, WHICH COULD SIGNIFICANTLY REDUCE OUR GROSS MARGINS AND RESULT IN SIGNIFICANT LOSSES.

        Our business has a large amount of fixed costs. If there is a decrease in demand for our products, our production capacity could be underutilized, and, as a result, we may experience:

        -      equipment write-offs;

        -      restructuring charges;

        -      reduced average selling prices;

        -      increased unit costs; and

        -      employee layoffs.

IF WE ARE NOT ABLE TO ATTRACT AND RETAIN KEY PERSONNEL, OUR OPERATIONS COULD BE HARMED.


        Our future success depends on the continued service of our executive officers, our highly-skilled research, development, and engineering team, our manufacturing team, and our key administrative, sales, and marketing and support personnel. Competition for skilled personnel is intense. In particular, our bankruptcy filing and our financial performance have increased the difficulty of attracting and retaining skilled scientists and other knowledgeable workers. Recently, we have experienced higher rates of turnover in the last year than at other times in our history, and we may not be able to attract, assimilate, or retain highly-qualified personnel to maintain the capabilities that are necessary to compete effectively. If we are unable to retain existing or hire key personnel, our business, financial condition, and operating results could be harmed.

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

        During the third quarter of 2001, 69% of our sales were to Western Digital and 24% were to Maxtor Corporation. In fiscal 2000, 50% of our sales were to Western Digital, 28% were to Maxtor Corporation, and 17% were to Seagate Technology. If our customers reduce their media requirements or develop capacity to produce thin-film disks for internal use, our sales will be reduced. As a result, our business, financial condition and operating results could suffer.

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

        Disk drive manufacturers such as Seagate Technology and IBM have large internal media manufacturing operations. We compete with these internal operations directly, when we market our products to these disk drive companies, and indirectly, when we sell our disks to customers who must compete with vertically-integrated disk drive manufacturers. Vertically-integrated companies have the ability to keep their disk-making operations fully utilized, thus lowering their costs of production. This cost advantage contributes to the pressure on us and other independent media manufacturers to sell disks at prices so low that we are unprofitable, and we cannot be sure when, if ever, we can achieve a low enough cost structure to return to profitability. Vertically-integrated companies are also able to achieve a large scale that supports the development resources necessary to advance technology rapidly. As a result, we may not have sufficient resources to be able to compete effectively with these companies. Therefore, our business, financial condition, and operations could suffer.

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

        In 2000 and the first nine months of 2001, as in 1999, media supply exceeded media demand. As independent suppliers struggled to utilize their capacity, the excess media supply caused average selling prices for disk products to decline. Pricing pressure on component suppliers has also been compounded by high consumer demand for sub-$1,000 personal computers. Further, structural change in the disk media industry, including combinations, failures, and joint venture arrangements, may be required before media supply and demand are in balance. However, structural changes would intensify the competition in the industry.

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

DOWNTURNS IN THE DISK DRIVE MANUFACTURING MARKET AND RELATED MARKETS MAY DECREASE OUR REVENUES AND MARGINS.

        The market for our products depends on economic conditions affecting the disk drive manufacturing and related markets. Downturns in these markets may cause disk drive manufacturers to delay or cancel projects, reduce their production or reduce or cancel orders for our products. In this environment, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, many of our customers and potential customers have experienced declines in their revenues and operations. In addition, the terrorist acts of September 11, 2001 and subsequent terrorist activities have created an uncertain economic environment and we cannot predict the impact of these events, or of any related military action, on our customers or business. We believe that, in light of these events, some businesses may curtail or eliminate spending on technology related to our products.

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

ADDITIONAL ASSET IMPAIRMENTS COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        As a result of recently issued financial accounting standards, in 2002 we will be required to evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria for recognition apart from goodwill. We will also be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations. These changes could have a material adverse affect on our accounting for goodwill and other intangible assets and could adversely affect our financial condition and results of operations.

        Other risk factors that may affect our financial performance are listed in our various SEC filings, including our Form 10-K for the fiscal year ended December 31, 2000, which was filed on March 26, 2001 and our Form 10-Qs for the fiscal quarter ended April 1, 2001, which was filed on May 15, 2001, and July 1, 2001, which was filed on August 7, 2001. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        Komag, Incorporated (KUS) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on August 24, 2001 (the "Petition Date"). The petition was filed with the United States Bankruptcy Court for the Northern District of California. The case has been assigned to the Honorable James R. Grube under case number 01-54143-JRG. The petition affects only the Company's U.S. corporate parent, KUS, and does not include any of its subsidiaries, including Komag Material Technology (KMT), or Komag USA (Malaysia) Sdn (KMS). The Company is operating its business as a debtor-in-possession. See Notes 1, 2, and 3 for additional information.

        Asahi Glass Company, Ltd. (Asahi) has asserted that a technology cooperation agreement (the agreement) between the Company and Asahi gives Asahi exclusive rights, even as to Komag, to certain low-cost glass substrate-related intellectual property developed by the Company. In connection with the Chapter 11 Bankruptcy filing, the Bankruptcy Court, on October 19, 2001, ordered that the agreement be rejected, effective as of the petition date. The Company suspended the development of its low-cost glass substrate program on October 17, 2001. The Company currently has entered into a settlement Stipulation with Asahi to resolve the dispute regarding ownership of intellectual property and "know-how" developed by the Company prior to June 29, 2001, the agreed date of termination of the agreement. As part of that Stipulation, Asahi waived claims against the Company relating to the agreement. The Company believes that the resolution of the dispute will not have a significant financial impact on the Company's financial results.

ITEM 2. Changes in Securities

        Not Applicable.

ITEM 3. Defaults Upon  Senior Securities

        On June 30, 2001, the $201.7 million principal amount of the Company's senior bank debt became due. As of November 12, 2001, this amount, as well as accrued interest of $4.4 million from June 1, 2001 through August 24, 2001, has not been repaid. As a result, under the terms of the loan restructure agreement for the senior bank debt and the subordination provisions for the $230 million of HMT subordinated convertible notes, the Company did not pay interest of $6.6 million on the outstanding HMT subordinated convertible notes when it became due on July 15, 2001. The Company then became in interest payment default under the HMT subordinated convertible notes. As of November 7, 2001, accrued interest on the HMT subordinated convertible notes is $8.3 million. In addition, the Company's failure to pay the bank debt when due caused a default under the HMT subordinated convertible notes as of July 30, 2001. This indebtedness and all of the Company's other indebtedness and obligations are now the subject of our bankruptcy proceedings, and will be restructured in accordance with the Company's Plan of Reorganization.


ITEM 4. Submission of Matters to a Vote of Security Holders

        Not Applicable.

ITEM 5. Other Information

        On September 17, 2001, the Company withdrew its appeal to the Nasdaq Listing Qualifications Panel, and voluntarily delisted its common stock from the Nasdaq National Market. The Company's stock is currently trading on the OTC Bulletin Board under the symbol KMAGQ.

        On October 19, 2001, Nasdaq delisted the 5 3/4% subordinated convertible bonds due in January, 2004, that were originally issued by HMT Technology Corporation.

ITEM 6. Exhibits and Reports on Form 8-K

        a) Exhibits

        Exhibit 10.1 - Amendment Number 1 to Volume Purchase Agreement with Western Digital Corporation dated October 5, 2001.

        b) Reports on Form 8-K

        On August 30, 2001, the Company filed Form 8-K, announcing that it had filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Court.

        On September 27, 2001, the Company filed Form 8-K, relating to its September 17, 2001, press release announcing its withdrawal of its appeal to the Nasdaq Listing Qualifications Panel, and its September 21, 2001, press release announcing its intent to file a Plan of Reorganization with the Bankruptcy Court in connection with its Chapter 11 Bankruptcy filing.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               KOMAG, INCORPORATED

                                  (Registrant)

DATE:  November 20, 2001           BY:  /s/   Thian  Hoo Tan
                                        ----------------------------------------
                                              Thian Hoo Tan
                                              Chief Executive Officer


DATE:  November 20, 2001           BY:   /s/  Edward H. Siegler
                                        ----------------------------------------
                                              Edward H. Siegler
                                              Vice President,
                                              Chief Financial Officer


DATE:  November 20, 2001           BY:  /s/  Kathleen A. Bayless
                                        ----------------------------------------
                                             Kathleen A. Bayless
                                             Vice President,
                                             Corporate Controller

                                  Exhibit Index


  Exhibit
  Number
------------
Exhibit 10.1 - Amendment Number 1 to Volume Purchase Agreement with Western
               Digital Corporation dated October 5, 2001.