Form 10-Q/A
period 2001-09-30
KOMAG INC /DE/
filed 2001-12-21
CIK 813347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             Amendment Number 1 to

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

                                      INDEX

                               KOMAG, INCORPORATED


                                                                                              Page No.
                                                                                              --------
PART I.      FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements (Unaudited)

             Consolidated statements of operations -Three and nine months
             ended September 30, 2001 and October 1, 2000 ...............................           3

             Consolidated balance sheets - September 30, 2001
             and December 31, 2000 ......................................................           4

             Consolidated statements of cash flows - Nine
             months ended September 30, 2001 and October 1, 2000 ........................           5

             Notes to consolidated financial statements - September 30, 2001 ............        6-18

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations ..............................       19-38

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings ..........................................................          38

Item 2.      Changes in Securities ......................................................          38

Item 3.      Defaults Upon Senior Securities ............................................          38

Item 4.      Submission of Matters to a Vote of Security Holders. .......................          39

Item 5.      Other Information ..........................................................          39

Item 6.      Exhibits and Reports on Form 8-K ...........................................          39

SIGNATURES ..............................................................................          40

PART I.   FINANCIAL INFORMATION


                               KOMAG, INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                Three Months Ended                Nine Months Ended
                                                            --------------------------        --------------------------
                                                             SEPT 30           Oct 1           SEPT 30           Oct 1
                                                               2001            2000              2001            2000
                                                            ---------        ---------        ---------        ---------
Net sales to unrelated parties                              $  18,380        $  39,684        $ 107,888        $ 105,396
Net sales to related parties                                   41,011           44,485          116,710          141,874
                                                            ---------        ---------        ---------        ---------
          NET SALES                                            59,391           84,169          224,598          247,270

Cost of sales                                                  58,246           74,396          230,927          214,725
                                                            ---------        ---------        ---------        ---------
          GROSS PROFIT (LOSS)                                   1,145            9,773           (6,329)          32,545

Operating expenses:
     Research, development, and engineering                     9,690            8,276           30,184           25,168
     Selling, general, and administrative                       4,704            2,985           16,776           10,399
     Amortization of intangibles                                6,505            2,555           20,575            7,665
     Impairment/restructuring charges (credits)                    --               --           43,020           (2,661)
                                                            ---------        ---------        ---------        ---------
                                                               20,899           13,816          110,555           40,571
                                                            ---------        ---------        ---------        ---------
          OPERATING LOSS                                      (19,754)          (4,043)        (116,884)          (8,026)

Other income (expense):
     Interest income                                              181              734            1,437            2,884
     Interest expense (contractual interest was
     $115.0 million and $158.7 million for the three-
     and nine-month periods ended September 30, 2001)        (111,464)          (8,906)        (155,192)         (22,814)
     Other, net                                                 2,458             (285)           4,092              286
                                                            ---------        ---------        ---------        ---------
                                                             (108,825)          (8,457)        (149,663)         (19,644)
                                                            ---------        ---------        ---------        ---------
Loss before reorganization costs, income taxes,
   minority interest, equity in unconsolidated
   company loss, and extraordinary gain                      (128,579)         (12,500)        (266,547)         (27,670)
Reorganization costs, net                                       2,837               --            2,837               --
Provision for (benefit from) income taxes                     (10,519)             366           (9,738)           1,192
                                                            ---------        ---------        ---------        ---------
Loss before minority interest, equity in
   unconsolidated company loss, and
   extraordinary gain                                        (120,897)         (12,866)        (259,646)         (28,862)
Minority interest in net income (loss)
  of consolidated subsidiary                                      396             (291)             (41)            (747)
Equity in net loss of unconsolidated company                      999               --            2,664               --
                                                            ---------        ---------        ---------        ---------
          LOSS BEFORE EXTRAORDINARY GAIN                     (122,292)         (12,575)        (262,269)         (28,115)
Extraordinary gain                                                 --               --               --            3,772
                                                            ---------        ---------        ---------        ---------
          NET LOSS                                          $(122,292)       $ (12,575)       $(262,269)       $ (24,343)
                                                            =========        =========        =========        =========

Basic and diluted loss before extraordinary
  gain per share                                            $   (1.09)       $   (0.19)       $   (2.35)       $   (0.42)
Basic and diluted extraordinary
  gain per share                                                   --               --               --             0.06
                                                            ---------        ---------        ---------        ---------
Basic and diluted net loss per share                        $   (1.09)       $   (0.19)       $   (2.35)       $   (0.36)
                                                            =========        =========        =========        =========

Number of shares used in basic and
  diluted computations                                        111,925           66,792          111,800           66,236
                                                            =========        =========        =========        =========


                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                                       SEPT 30            Dec 31
                                                                         2001              2000
                                                                      ---------          ---------
                                                                     (UNAUDITED)          (note)
ASSETS
Current assets
       Cash and cash equivalents                                      $  10,813          $  71,067
       Short-term investments                                             1,323              9,597
       Accounts receivable (including $25,737 and $19,498 due
         from related parties in 2001and 2000, respectively)
         less allowances of $2,287 in 2001 and $5,348 in 2000            32,386             40,243
       Inventories:
            Raw materials                                                 6,402              8,883
            Work-in-process                                               2,394              5,778
            Finished goods                                                3,333              6,781
                                                                      ---------          ---------
                  Total inventories                                      12,129             21,442
       Prepaid expenses and deposits                                      3,308              6,299
                                                                      ---------          ---------
                  Total current assets                                   59,959            148,648
Investment in unconsolidated company                                      5,336             12,000
Property, plant and equipment
       Land                                                               7,785              7,785
       Buildings                                                        163,238            136,149
       Equipment                                                        480,159            497,233
       Furniture                                                          7,549              7,517
       Leasehold improvements                                            30,478             31,931
                                                                      ---------          ---------
                                                                        689,209            680,615
       Less allowances for depreciation and amortization               (438,577)          (396,097)
                                                                      ---------          ---------
                  Net property, plant and equipment                     250,632            284,518
       Land and buildings held for sale                                  35,000             70,355

Goodwill and other net intangible assets (see Note 5)                    95,556            116,131
Deposits and other assets                                                 1,372              1,409
                                                                      ---------          ---------
                                                                      $ 447,855          $ 633,061
                                                                      =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

       Current portion of long-term debt                              $      --          $ 216,740
       Trade accounts payable                                            10,148             29,014
       Accounts payable to related parties                                9,096              2,487
       Accrued compensation and benefits                                 12,189             13,866
       Other liabilities                                                    589             18,704
       Other liabilities to related party                                 6,756             12,000
       Accrued costs to exit certain business activities                    807             17,927
       Income taxes payable                                                  25                  6
       Restructuring liabilities                                          1,191             14,277
                                                                      ---------          ---------
                  Total current liabilities                              40,801            325,021
Note payable to related party                                                --             25,649
Convertible subordinated debt                                                --            111,896
Deferred income taxes                                                     1,006             11,813
Other long-term liabilities                                                 910              5,441
                                                                      ---------          ---------
                  Total liabilities not subject to compromise            42,717            479,820

Liabilities subject to compromise (Note 3)                              514,612                 --
Minority interest in consolidated subsidiary                              1,339              1,380

Stockholders' equity (deficit)
       Preferred stock                                                       --                 --
       Common stock                                                       1,119              1,116
       Additional paid-in capital                                       586,304            586,133
       Accumulated deficit                                             (698,236)          (435,967)
       Accumulated other comprehensive income                                --                579
                                                                      ---------          ---------
                  Total stockholders' equity (deficit)                 (110,813)           151,861
                                                                      ---------          ---------
                                                                      $ 447,855          $ 633,061
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

                               KOMAG, INCORPORATED
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                          Nine Months Ended
                                                                                      ----------------------------
                                                                                       SEPT 30              Oct 1
                                                                                         2001                2000
                                                                                      ---------          ---------
OPERATING ACTIVITIES
      Net loss                                                                        $(262,269)         $ (24,343)
      Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities, excluding
           reorganization items:
            Impairment charge related to property, plant, and equipment                  43,020                 --
            Depreciation and amortization                                                53,339             56,644
            Amortization of intangibles                                                  20,575              7,665
            Extraordinary gain                                                               --             (3,772)
            Provision for losses on accounts receivable                                    (312)               200
            Interest accrual on note payable to related party                             3,196              3,190
            Accretion and amortization of interest on debt                              130,861              2,302
            Equity in net loss of unconsolidated company                                  2,664                 --
            Realized gain on cumulative translation adjustment                             (579)                --
            Loss on disposal of property, plant and equipment                               145                248
            Deferred income taxes                                                       (10,807)                --
            Deferred rent                                                                    --                147
            Minority interest in net loss of consolidated subsidiary                        (41)              (747)
            Changes in operating assets and liabilities:
                  Accounts receivable                                                    14,408             (8,946)
                  Accounts receivable from related parties                               (6,239)             8,144
                  Inventories                                                             9,313                274
                  Prepaid expenses and deposits                                              22             (4,252)
                  Trade accounts payable                                                 (6,456)             4,646
                  Accounts payable to related parties                                      (147)             1,516
                  Accrued compensation and benefits                                      (1,677)                15
                  Other liabilities                                                       6,002            (10,718)
                  Other liabilities to related party                                     (7,827)                --
                  Income taxes refundable                                                    27                629
                  Accrued costs to exit certain business activities                     (14,080)                --
                  Restructuring liabilities                                              (5,320)           (16,793)
                                                                                      ---------          ---------
                                                                                        (32,182)            16,049
          Reorganization items:
                   Accretion of discount on note payable to related party                 2,270                 --
                   Professional fees                                                        600                 --
                                                                                      ---------          ---------
                          Net cash provided by (used in) operating activities           (29,312)            16,049

INVESTING ACTIVITIES
      Acquisition of property, plant and equipment                                      (24,947)           (13,875)
      Purchases of short-term investments                                                (5,133)            (5,382)
      Proceeds from short-term investments at maturity                                   13,407              7,091
      Proceeds from disposal of property, plant and equipment                               520              1,233
      Deposits and other assets                                                              37              2,307
                                                                                      ---------          ---------
                         Net cash used in investing activities                          (16,116)            (8,626)

FINANCING ACTIVITIES
      Repayment of debt                                                                 (15,000)           (22,500)
      Sale of common stock, net of issuance costs                                           174              1,776
                                                                                      ---------          ---------
                         Net cash used in financing activities                          (14,826)           (20,724)

                      Decrease in cash and cash equivalents                             (60,254)           (13,301)

      Cash and cash equivalents at beginning of year                                     71,067             65,116
                                                                                      ---------          ---------

                      Cash and cash equivalents at end of period                      $  10,813          $  51,815
                                                                                      =========          =========


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


Komag, Incorporated (KUS)
Debtor-In-Possession
Condensed Statement of Operations (Unaudited)
(In Thousands)


                                                                   Three               Nine
                                                                   Months             Months
                                                                   Ended              Ended
                                                                 ---------          ---------
                                                                  Sept 30            Sept 30
                                                                    2001               2001
                                                                 ---------          ---------
Net sales                                                        $   1,776          $  30,848
Cost of sales                                                       (6,935)           (65,535)
                                                                 ---------          ---------
      Gross loss                                                    (5,159)           (34,687)

Research, development, and engineering expenses                      7,779             19,957
Selling, general, and administrative expenses                        3,468             12,965
Amortization of intangible assets                                    3,950             12,910
Impairment/restructuring charges (credits)                              --             43,020
                                                                 ---------          ---------
      Operating loss                                               (20,356)          (123,539)

Interest income                                                         89              1,158
Interest expense                                                  (111,464)          (155,192)
Intercompany income from non-debtor subsidiaries, net               17,329             70,606
Other income, net                                                    2,769              3,541
Equity in net income (loss) of non-debtor subsidiaries             (17,974)           (52,244)
                                                                 ---------          ---------
Loss before reorganization costs, income taxes, minority
   interest and equity in unconsolidated company loss             (129,607)          (255,670)
Reorganization costs, net                                            2,837              2,837
Provision for (benefit from) income taxes                          (10,152)            (9,436)
                                                                 ---------          ---------
     Loss before extraordinary gain                               (122,292)          (262,269)
Extraordinary gain                                                      --                 --
                                                                 ---------          ---------
     Net loss                                                    $(122,292)         $(262,269)
                                                                 =========          =========

Komag, Incorporated (KUS)
Debtor-In-Possession
Condensed Balance Sheet (Unaudited)
(In Thousands)


                                                                September 30,
                                                                   2001
                                                               -------------
ASSETS

Current Assets
     Cash and cash equivalents                                    $   3,551
     Accounts receivable, net                                         2,707
     Intercompany receivables with companies not
          debtors in bankruptcy                                      13,851
     Inventories, net                                                   726
     Prepaid expenses and deposits                                    1,736
                                                                  ---------
              Total current assets                                   22,571

Investment in subsidiaries not debtors in bankruptcy                258,325
Investment in unconsolidated company                                  5,336
Net property, plant and equipment                                    63,006
Goodwill and other net intangible assets                             90,445
Deposits and other assets                                             1,299
Long-term intercompany receivables with companies
   not debtors in bankruptcy                                        195,572
                                                                  ---------
              Total assets                                        $ 636,553
                                                                  =========

Liabilities and Stockholders' Equity
Current liabilities

     Trade accounts payable                                       $   1,348
     Intercompany payables with companies not
          debtors in bankruptcy                                         454
     Accrued compensation and benefits                                7,092
     Other liabilities                                                   97
     Other liabilities to related parties                             6,756
     Costs to exit certain business activities                          807
     Restructuring liabilities
                                                                  ---------
              Total current liabilities                              16,554

Deferred income taxes                                                 1,006
Other long-term liabilities                                             910
Minority interest in consolidated subsidiary                              0
                                                                  ---------
              Total liabilities not subject to compromise            18,470

Liabilities subject to compromise                                   514,612

Stockholders' equity
     Common stock                                                     1,119
     Additional paid-in capital                                     586,205
     Accumulated deficit                                           (483,853)
                                                                  ---------
              Total stockholders' equity                            103,471
                                                                  ---------
              Total liabilities and stockholders' equity          $ 636,553
                                                                  =========

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

NOTE 2 - REORGANIZATION UNDER CHAPTER 11

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

        On November 9, 2001, the Bankruptcy Court held a hearing regarding the adequacy of information in the amended Disclosure Statement that was previously filed with respect to the amended Plan of Reorganization. The Court preliminarily approved the amended Disclosure Statement, subject to some changes which are not substantive. The Company made the necessary modifications, and sent the Disclosure Statement and the proposed Plan of Reorganization to all of its creditors and shareholders on November 14, 2001.

        The proposed Plan of Reorganization may be modified materially before it is confirmed.

NOTE 3 - LIABILITIES SUBJECT TO COMPROMISE

        Liabilities included in the accompanying consolidated balance sheet at September 30, 2001, which are subject to compromise under the terms of the Plan of Reorganization, are summarized as follows (in thousands):


Priority Tax Claims                                       $  1,861
Loan Restructure Agreement Claims                          206,140
Western Digital Note Claim                                  33,783
Western Digital Rejection Claims                             9,087
Convertible Notes Claims                                    10,193
Subordinated Notes Claims                                  238,258
General Unsecured Claims                                    15,290
                                                          --------
          Total liabilities subject to compromise         $514,612
                                                          ========

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

NOTE 4 - INVESTMENT IN DEBT SECURITIES

        The Company invests its excess cash in high-quality, short-term debt instruments. None of the Company's investments in debt securities have maturities greater than one year. The following is a summary of the Company's investments by major security type at amortized cost, which approximates fair value:

                                                         SEPTEMBER 30,         December 31,
                                                             2001                  2000
                                                         -------------         ------------
                                                                   (in thousands)
Municipal auction rate certificates                         $    --               $28,500
Corporate debt securities                                     3,149                17,153
Mortgage-backed securities                                       --                13,991
Government-backed securities                                  3,157                 8,045
                                                            -------               -------
                                                            $ 6,306               $67,689
                                                            =======               =======

Amounts included in cash and cash equivalents               $ 4,983               $58,092
Amounts included in short-term investments                    1,323                 9,597
                                                            -------               -------
                                                            $ 6,306               $67,689
                                                            =======               =======

The Company utilizes zero-balance accounts and other cash management tools to invest all available funds including bank balances in excess of book balances.

NOTE 5 - GOODWILL AND OTHER NET INTANGIBLE ASSETS

The following table presents the details of the goodwill and other net intangible assets:

                                                            SEPT 30          Dec 31
                                                             2001             2000
                                                           --------         --------
                                                                (in thousands)
Goodwill associated with purchase of assets
      and volume purchase agreement from
      Western Digital, net                                 $  5,111         $ 12,776

Goodwill associated with HMT merger, net                     84,917           95,532
Other intangibles associated with HMT merger, net:
      Current technology                                      3,198            3,996
      Patents                                                 2,330            2,768
      Other                                                      --            1,059
                                                           --------         --------
                                                             90,445          103,355
                                                           --------         --------
Net goodwill and other intangible assets                   $ 95,556         $116,131
                                                           ========         ========

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

        The following table summarizes these 1999 restructuring activities during the first nine months of 2001:


                                     Liabilities Under
                                       Non-Cancelable
                                         Equipment
(in millions)                              Leases              Total
                                     -----------------         ------
Balance at December 31, 2000               $ 6.3               $ 6.3
Charged to Reserve                          (2.4)               (2.4)
Reclassifications                           (3.9)               (3.9)
                                           -----               -----
Balance at September 30, 2001              $ 0.0               $ 0.0
                                           =====               =====

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

        The following table summarizes these 2000 restructuring activities:

2000 Restructuring Reserve


                                     Writedown Net Book
                                     Value of Equipment     Facility
                                        and Leasehold        Closure        Severance
(in millions)                           Improvements          Costs           Costs          Total
                                     ------------------     --------        ---------        ------
Balance at December 31, 2000               $ 4.5              $ 0.9           $ 2.6          $ 8.0
Charged to Reserve                          (4.5)              (0.1)           (2.2)          (6.8)
                                           -----              -----           -----          -----
Balance at September 30, 2001              $  --              $ 0.8           $ 0.4          $ 1.2
                                           =====              =====           =====          =====

NOTE 9 - IMPAIRMENT/RESTRUCTURING CHARGES

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

NOTE 12 - LIABILITIES ASSOCIATED WITH PURCHASE OF ASSETS

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

NOTE 13 - LIABILITIES ASSOCIATED WITH MERGER

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

NOTE 14 - EQUITY IN UNCONSOLIDATED COMPANY

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

NOTE 15 - LEGAL PROCEEDINGS

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

NOTE 16 - NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, or SFAS 141, on Business Combinations and SFAS 142 on Goodwill and Other Intangible Assets. SFAS 141 is effective for any business combinations initiated after June 30, 2001, and also includes the criteria for the recognition of intangible assets separately from goodwill. SFAS 142 is effective for fiscal years beginning after December 15, 2001, and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. Upon the adoption of SFAS 142, the Company will be required to perform a transitional impairment analysis of its goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations. At the date of adoption of SFAS 142, the Company expects to have unamortized goodwill and other intangibles in the amount of $89 million which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill and other intangibles was $16.4 million, $17.3 million, and zero for the fiscal years ended December 2000, 1999, and 1998, respectively. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adoption on the Company's financial statements at the date of this report, including the amount of any transitional impairment losses; however, such transitional impairment losses may be significant and may have a material adverse effect on the Company's financial position and results of operations.

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

NOTE 17 - NASDAQ DELISTINGS

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

        The following table summarizes these 1999 restructuring activities during the first nine months of 2001:

                                                      Liabilities Under
                                                        Non-Cancelable
                                                          Equipment
                 (in millions)                              Leases              Total
                                                      -----------------         ------
                 Balance at December 31, 2000               $ 6.3               $ 6.3
                 Charged to Reserve                          (2.4)               (2.4)
                 Reclassifications                           (3.9)               (3.9)
                                                            -----               -----
                 Balance at September 30, 2001              $ 0.0               $ 0.0
                                                            =====               =====

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

        The following table summarizes these 2000 restructuring activities:

                                     Writedown Net Book
                                     Value of Equipment     Facility
                                        and Leasehold        Closure        Severance
(in millions)                           Improvements          Costs           Costs          Total
                                     ------------------     --------        ---------        ------
Balance at December 31, 2000               $ 4.5              $ 0.9           $ 2.6          $ 8.0
Charged to Reserve                          (4.5)              (0.1)           (2.2)          (6.8)
                                           -----              -----           -----          -----
Balance at September 30, 2001              $  --              $ 0.8           $ 0.4          $ 1.2
                                           =====              =====           =====          =====

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

        At September 30, 2001, we had approximately $95.6 million of goodwill and other net intangible assets which were primarily related to the merger in October 2000. During 2001, we have periodically reviewed our long-lived assets as described in Note 1. Due to the continuing market weakness for products, we expect to perform further impairment review of our long-lived assets prior to the end of the fiscal year. Further, as discussed in Note 16, the Company has not determined its transitional impairment losses upon adoption of FAS 142; however, such transitional impairment losses may be significant and may have a material adverse effect on the Company's financial position and results of operations.

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

        In June 2000, we replaced our credit facilities with a senior unsecured loan restructure agreement with our lenders, and a separate subordinated unsecured convertible debt agreement with other creditors. As a result, we have

$201.7 million in senior unsecured bank debt outstanding that matured on June 30, 2001, and $9.3 million of convertible debt that was originally scheduled to mature in 2005. In addition, we have a note payable to Western Digital with a principal balance of $30.1 million which was originally scheduled to mature in April, 2002. Upon completion of the HMT merger in the fourth quarter of 2000, our debt increased with HMT's convertible debt which was originally scheduled to mature in 2004. The principal amount of these notes is $230.0 million. As a result, under the terms of the loan restructure agreement for the senior bank debt and the subordination provisions for the HMTconvertible notes, we did not pay interest on the HMT subordinated notes when it became due on July 15, 2001. In addition, our failure to pay our senior bank debt when due caused a default under the HMT subordinated notes as of July 30, 2001.

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

THERE IS A SIGNIFICANT LIKELIHOOD THAT HOLDERS OF EQUITY IN OUR COMPANY WILL NOT RECEIVE ANY DISTRIBUTIONS UNDER OUR PLAN OF REORGANIZATION.

        The Plan of Reorganization contemplates a complete change of equity ownership in our company as it exists today, with existing shares cancelled and current shareholders receiving only a small fraction of ownership in the reorganized company. Moreover, in a bankruptcy case, in the absence of the consent of all classes of impaired claims, all creditors generally would have to be paid prior to our stockholders receiving any distribution. As a result, it is possible - if not likely - that equity holders in our company ultimately will have their shares cancelled and will not receive any distributions at all under the Plan of Reorganization.

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

        We expect this volatility to continue in the future. In addition, any shortfall or changes in our revenue, gross margins, earnings, or other financial results, could cause the price of our common stock to fluctuate significantly. In recent years, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market price of many technology companies, and which may be unrelated to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of our common stock. Volatility in the price of stocks of companies in the hard disk drive industry has been particularly high. From the second quarter of 1997 through December 19, 2001, the price of our stock fell to a low of $0.01 from a high of $35.13.

        The market price of our common stock may decline further if we continue to be unable to reorganize our existing debt.

OUR SECURITIES HAVE BEEN DELISTED FROM NASDAQ FOR FAILURE TO COMPLY WITH NASDAQ'S MINIMUM BID REQUIREMENT, WHICH WILL HARM THE TRADING MARKET AND PRICE OF OUR SECURITIES.

        The trading of our common stock on the Nasdaq National Market System depended on our meeting certain asset, revenue, and stock price tests. We were out of compliance with Nasdaq's minimum bid requirement because our stock has traded below $1.00 per share for more than 30 consecutive trading days. Our stock was delisted from Nasdaq on September 17, 2001 and is now trading on the OTC Bulletin Board. In addition, low-priced stocks are subject to additional risks, including additional state regulatory requirements and the potential loss of effective trading markets. After the Plan of Reorganization is confirmed by the Bankruptcy Court, we will attempt to list our common stock for trading on the Nasdaq National Market System. However, it is possible that we will not be able to meet the Nasdaq listing requirements.

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

OUR FUTURE EARNINGS MAY BE REDUCED BECAUSE OF THE MERGER WITH HMT.

        The merger has been treated as a purchase for accounting purposes. This creates expenses in our future statement of operations that we would not have otherwise incurred, which could have a material adverse effect on the market price of our common stock. We incurred direct transaction costs of $9.0 million in connection with the merger. Under current purchase accounting rules, we have recorded intangible assets totaling $109.6 million related to patents, existing technology, assembled workforce, and goodwill in connection with the merger. These amounts will continue to be amortized through December 31, 2001, and will be subject to potential amortization and/or impairment charges thereafter. Further, as discussed in Note 16, the Company has not determined its transitional impairment losses upon adoption of FAS 142; however, such transitional impairment losses may be significant and may have a material adverse effect on the Company's financial position and results of operations.

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

        Other risk factors that may affect our financial performance are listed in our various SEC filings, including our Form 10-K for the fiscal year ended December 31, 2000, which was filed on March 26, 2001 and our Form 10-Qs for the fiscal quarter ended April 1, 2001, which was filed on May 15, 2001, July 1, 2001, which was filed on August 7, 2001, and September 30, 2001, which was filed on November 20, 2001. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

        On October 19, 2001, the Company filed Form 8-K, relating to its October 8, 2001, press release announcing that Western Digital has agreed to extend its Volume Purchase Agreement with the Company for an additional three-year term.

        On November 26, 2001, the Company filed Form 8-K, relating to its November 19, 2001, press release announcing that its auditors, Ernst & Young LLP, resigned after a 14-year period of engagement, and that it has engaged KPMG LLP as its principal accountants effective as of November 19, 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           KOMAG, INCORPORATED

                                           (Registrant)



DATE: December 20, 2000                    BY: /s/ Thian  Hoo Tan
      --------------------                     --------------------------------
                                               Thian Hoo Tan
                                               Chief Executive Officer

DATE: December 20, 2001                    BY: /s/  Edward H. Siegler
      --------------------                     --------------------------------
                                               Edward H. Siegler
                                               Vice President,
                                               Chief Financial Officer

DATE: December 20, 2001                    BY: /s/  Kathleen A. Bayless
      --------------------                     --------------------------------
                                               Kathleen A. Bayless
                                               Vice President,
                                               Corporate Controller

                                 EXHIBIT INDEX


Exhibit 10.1 - Amendment Number 1 to Volume Purchase Agreement with Western Digital Corporation dated October 5, 2001.