Form 10-K
period 2001-12-30
KOMAG INC /DE/
filed 2002-03-27
CIK 813347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-16852

KOMAG, INCORPORATED

(Debtor-in-Possession as of August 24, 2001)
(Exact name of registrant as specified in its charter)

Delaware	94-2914864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1710 Automation Parkway, San Jose, California 95131

(Address of Principal Executive Offices, including Zip Code)
Registrant’s telephone number, including area code: (408) 576-2000
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment of this Form 10-K.  [   ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 15, 2002, was approximately $2,427,562 based on the closing sale price for shares of the Registrant’s Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On December 30, 2001, 111,924,983 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

Documents Incorporated by Reference

     None.

KOMAG, INCORPORATED
(DEBTOR-IN-POSSESSION)
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

PART I

     This Annual Report on Form 10-K contains forward-looking statements. In some cases, these forward-looking statements may be identified by the usage of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such words and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause Komag, Incorporated’s or its industry’s results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Legal Proceedings.” Forward-looking statements not specifically described above also may be found in these and other sections of this report.

ITEM 1. BUSINESS

General

     Komag, Incorporated (we, our, or us) designs, manufactures and markets thin-film media, or disks, that are incorporated into disk drives, the primary storage devices for digital data. We believe we are the world’s largest independent manufacturer of thin-film media and are well positioned as a broad-based strategic supplier for the industry’s leading disk drive manufacturers. Our business strategy relies on the combination of advanced technology, low cost and manufacturing excellence. Disk drives incorporating thin-film disks are used wherever large amounts of data are stored, including applications such as the Internet, enterprise databases, communications systems, personal computers and consumer appliances such as peer-to-peer servers, digital video recorders, and game boxes. The cost per unit of storage has declined dramatically on an annual basis throughout the history of the disk drive industry. We believe that as the cost per unit of storage declines, new applications for disk drives will emerge, presenting growth opportunities for our industry and our company. We were organized in 1983 and are incorporated in the State of Delaware.

Reorganization Under Chapter 11

     Our company, Komag, Incorporated (KUS), filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on August 24, 2001 (the Petition Date). The petition was filed with the United States Bankruptcy Court for the Northern District of California. The petition relates only to our U.S. corporate parent, KUS, and does not include any of our subsidiaries, including Komag Material Technology (KMT), or Komag USA (Malaysia) Sdn (KMS). We are operating our business as a debtor-in-possession, subject to the supervision and orders of the Bankruptcy Court. Accordingly, the existing directors and executive officers continue to operate and manage our affairs under court supervision.

     The Chapter 11 bankruptcy petition was directly related to the convergence of four factors: 1) a continuing decline in units shipped, resulting from rapidly deteriorating economic conditions in fiscal 2001; 2) a continuing decline in average unit selling prices, resulting from excess industry disk production capacity; 3) high costs associated with carrying, and ultimately closing down, excess capacity assumed through the merger with HMT Technology, Inc. (HMT) after a transition of manufacturing operations to overseas locations; and 4) reaching the maturity date of the Company’s $201.7 million senior debt facility.

     The first three factors contributed to significant operating losses and decreased liquidity in fiscal 2001. As a consequence, we were unable to repay or refinance the $201.7 million in senior debt when the debt matured on June 30, 2001. Additionally, we did not pay accrued interest of $1.4 million on this debt as of June 30, 2001, or the $6.6 million in bond interest that became due on July 15, 2001.

     In accordance with an agreement we reached with creditors holding more than one-half, or approximately $275 million, of our debt, we filed a proposed Plan of Reorganization (the Plan) on September 21, 2001, which was amended on November 7, 2001. The Plan was accepted by seven of the nine classes voting on the Plan. The Plan was rejected by the Subordinated Notes Claims and Stockholder classes. A hearing regarding confirmation of the Plan will be held in mid-2002.

     If the Plan is confirmed and becomes effective, we will issue new debt securities and new shares of common stock to our creditors. The existing common stock will be canceled and existing stockholders will not receive a distribution.

     At this time, we cannot predict the outcome of the bankruptcy proceedings, or its effect on our business. See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Footnote 1 to the audited consolidated financial statements and the report of independent auditors, all of which indicate substantial doubt about our ability to continue as a going concern.

     If we emerge from bankruptcy, we expect to adopt “fresh-start” reporting, and create a new reporting entity. Under “fresh-start” reporting, the reorganization value of the Company will be allocated to the emerging entity’s specific tangible and identified intangible net assets based on their fair value. Excess reorganization value, if any, will be reported as “reorganization value in excess of amounts allocable to identifiable net assets.” As a result of the adoption of such “fresh-start” reporting, our post-emergence (“successor”) financial statements will not be comparable with our pre-emergence (“predecessor”) financial statements, including the historical financial statements included in this annual report.

     On September 17, 2001, we voluntarily delisted our common stock from the Nasdaq National Market (Nasdaq). Our stock is currently trading on the OTC Bulletin Board under the symbol KMAGQ.

     On October 19, 2001, the Nasdaq delisted the 5 3/4% subordinated convertible bonds due in January 2004, that were originally issued by HMT.

     See also “Item 6 — Selected Consolidated Financial Data,” for additional financial information.

Industry Background

     Increasing demand for digital data storage and low-cost, high-performance hard disk drives has resulted in growing demand for thin-film disks. International Data Corporation estimates that worldwide disk drive unit shipments in 2002 through 2005 will grow at a 14.0% compounded annual growth rate. Greater processing power, more sophisticated operating systems and application software, high-resolution graphics, larger databases, the Internet, and emerging demand for consumer appliances are among the developments that have required and benefited from ever higher disk drive performance at ever lower cost. For example, the first 5 1/4-inch hard disk drive, introduced in 1980, offered a capacity of five megabytes (one million bytes is a megabyte or MB) with an areal density of less than two megabits (one million bits is a megabit; eight bits is one byte) per square inch. Current-generation 3 1/2-inch drives typically have capacities of 20 to 120 gigabytes (one billion bytes is a gigabyte or GB). Today’s areal densities allow for approximately 40 GB of storage per 3 1/2-inch disk platter. By the end of 2002, we expect that increases in areal densities will allow for approximately 80 GB of storage per 3 1/2-inch disk. We believe that our technical advances, along with those of other component suppliers, have improved the performance and storage capacity of disk drives and dramatically lowered the cost per bit stored.

     From 1990 through approximately 1996, the disk industry struggled to keep up with rapidly increasing demand. As a result, most companies in our industry undertook aggressive expansion plans beginning in 1995 and 1996. The lead-time to expand disk capacity is generally one to two years, including the time necessary to construct facilities and to purchase and install equipment. Therefore, significant new capacity became available to the industry in 1997.

     Also in 1997, the disk drive industry widely adopted magneto-resistive, or MR, head technology. MR heads, and subsequent product generations incorporating giant MR, or GMR, technology, are more sensitive than prior technology, allowing heads to read smaller bits of data packed more tightly together on the surface of a disk. The result of widespread adoption of MR heads was that the industry was able to advance the rate of improvement in data storage density from 30% to 40% per year to 100% or more per year. The increased rate of improvement in storage density allowed disk drive manufacturers to meet consumer demand for higher capacity disk drives with drives incorporating fewer heads and disks. Because of this lower disk-per-drive ratio, demand for disks was relatively flat during the period from 1997 through 2000, resulting in substantial excess capacity for producing disks. The impact of excess capacity fell disproportionately on the independent disk manufacturers, because disk drive manufacturers, such as Seagate Technology, Maxtor Corporation (Maxtor), and IBM, chose to fill their internal disk production capacity before buying from independent disk manufacturers. We estimate that these captive disk operations have increased their market share from approximately one-third of the market before 1997 to over 50% in each of the last three years.

     We believe that the imbalance between supply and demand has been largely responsible for falling disk selling prices. Current prices are sharply lower than industry pricing in 1997. As a result of lower demand and lower prices, the industry has undergone substantial consolidation. We estimate that over 45% of the disk manufacturing capacity that was in place at the end of 1997 is either no longer capable of producing current generation disks or is no longer available.

Merger with HMT

     On October 2, 2000, we completed a merger with HMT. We expected to benefit from the merger by leveraging the combined technology and manufacturing expertise of both companies. By merging, we believe we brought together the best of the technology from each company and developed the scale necessary to achieve the lowest cost structure in the industry.

     During fiscal 2001, we closed HMT’s U.S. manufacturing facilities and consolidated all of our manufacturing activities in Malaysia, where we can achieve significantly lower costs. As a result, we lowered our fixed manufacturing costs by approximately $27 million per quarter in the fourth quarter of 2001 compared to the fourth quarter of 2000. Also, comparing the fourth quarter of 2001 to 2000, we have combined technologies, lowered variable costs, and improved manufacturing yields substantially, which resulted in significantly lower manufacturing costs and considerably stronger operating performance by the end of fiscal 2001.

     Because of very weak industry market conditions and continuing excess industry capacity during 2001, net sales decreased by 48% from $111.2 million in the fourth quarter of 2000 to $58.0 million in the fourth quarter of 2001. But as a result of the consolidation of our manufacturing operations and the significant reduction of manufacturing costs discussed above, our gross margin, operating loss, and operating loss without restructuring/impairment charges improved in the fourth quarter of 2001 compared to the fourth quarter of 2000.

Strategy

     We are focused on meeting the needs of disk drive manufacturers with a proven record for technological leadership because we believe that these customers have the greatest ability to exploit fully the value of technologically superior disks. By working with these high-end customers and their head vendors, we aim to influence disk drive designs and earn a strong position as a supplier of disks for their products.

     The key elements of our strategy are as follows:

•	Establish and Maintain Leadership in High-End Product Technology. We focus our research and development resources principally on performance improvements for disks sold to the high-end, high-capacity segment of the disk drive industry. In order to improve product performance characteristics, including magnetics, glide height, durability and stiction, we continually enhance our proprietary technologies and processes.

•	Commit to Advanced Technology. We have dedicated part of our research and development team to working on advanced technology. This group is responsible for investigating the elements of technology required more than two years into the future, as well as application of our technological skills to alternative businesses.

•	Strengthen Collaborative Relationships with Leading Head and Disk Drive Manufacturers. We work closely with head manufacturers developing new technologies, including Giant MR, Proximity MR and “pad slider” head compatible disks. This collaboration enables the parties to develop compatible products that can be effectively incorporated together into high-performance disk drives. These efforts include demonstrations of advanced technology required sufficiently far into the future so that we can plan our development efforts to stay at the forefront of the industry. We also seek to establish strong relationships with our customers, enabling us to participate in establishing technological and design requirements for new products. We believe that close technical collaboration with our customers and their other component suppliers during the design phase of the new disk drives, facilitates integration of our products into new disk drives, improves our ability to reach cost-effective high-volume manufacturing rapidly, and enhances the likelihood that we will remain a primary supplier of thin-film disks for high performance disk drive products.

•	Improve Advanced Manufacturing Processes to Drive Volume Production. We develop our advanced processes on a full scale, production-capable, pilot line located in our research and development facility in San Jose, California. By performing our development activities in a production-like environment, we can quickly and efficiently transition to high- volume commercial production of new products in our Malaysian factories. Our ability to implement new processes quickly also helps us meet our customers’ increasingly rapid time-to-market demands, advancing our goal of having our products designed into our customers’ disk drives.

•	Continue to Improve Yields and Reduce Cost Through Quality and Process Improvement. We believe that strict attention to quality control is critical to our customer relationships. To this end, we have consistently maintained our ISO 9002 certification. Our objective is to be the supplier of choice in our customers’ factories. Attention to quality has the dual benefit of producing high-performance disks and lowering our cost of production through improved yield and more consistent output.

•	Further Reduce Our Cost Structure By Fully Utilizing Malaysian Operations. We believe that demand for disk drives is elastic and that low disk drive prices are necessary to continue growth in demand. We contribute to our customers’ success by maintaining low prices. In order to attain a healthy business model in a low price environment, low manufacturing costs are necessary. We believe we can achieve lower costs than other disk manufacturers by fully utilizing our Malaysian factories. This cost reduction is a critical element in our strategy.

Technology

     We have capitalized on our technological strength in thin-film processes and our manufacturing capabilities to achieve and maintain our position as a leading independent supplier to the thin-film media market. Our technological strength stems from the depth of our understanding of materials science and the interplay between disks, heads, and other disk drive components. Our manufacturing expertise in thin-film media is evidenced by our long, uninterrupted history of delivering reliable products in high volume. We manufacture thin-film media primarily in Malaysia, where we have a significant cost advantage compared to our U.S. and Japan-based competitors.

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

     Primary factors governing the density of storage achievable on a disk’s surface are:

•	the minimum distance at which read/write heads can reliably pass over the surface of the disk to detect a change in magnetic polarity when reading from the disk, which is called glide height (measured in microinches, or millionths of an inch);

•	the strength of the magnetic field required to change the polarity of a bit of data on the magnetic layer of a disk when writing, which is called coercivity; and

•	the ability of the head to discriminate a signal from background media noise, which is called the signal-to-noise ratio.

     As glide height is reduced, the head can read smaller bits. The higher the coercivity of the media, the smaller the width of the bit that can be stored. The signal-to-noise ratio is determined by the choice of magnetic materials and the method for depositing those materials on the disk’s surface.

     Our plating, polishing and texturing processes produce a uniform disk surface that is smooth at an atomic level. This smoothness permits the read/write heads to fly over the disk surface at glide heights of 0.4 to 0.7 microinches. Disks must be made in a clean environment to limit surface defects. Even a handful of defects, a fraction of a micron in diameter, could cause the disk to fail. The magnetic alloys deposited on the surfaces of our disks have high coercivity, low noise, and other desirable magnetic characteristics.

     Finally, a protective layer of diamond-hard carbon and a layer of lubricant, each of which is controlled to a tolerance of a few angstroms, is applied to the disk surface to prevent wear. The continued improvement in these and other factors has resulted in rapid advancement in the amount of data a disk is capable of storing.

     Significant increases in areal densities continued in 2001. We believe that the number of gigabits per square inch on a typical disk increased by over 100% during the year. In 2001, nearly all of our sales were based on GMR technology. A GMR disk is optimized for use with GMR heads that use separate read and write elements. The write element is made from conventional inductive materials but the read element is made of a material whose electrical resistance changes when subjected to changes in a magnetic field. GMR heads are more sensitive to magnetic fields than prior inductive technology. This increased sensitivity enables GMR heads to read more densely packed, smaller-sized bits.

Research, Development and Engineering

     Historically, our R&D efforts emphasized key technology advancements in disk functionality, reliability and quality. During the past three years, we also increased our focus on improving yields and reducing costs, which we believe are critical to improving our overall operating results. Most recently, aided by our merger with HMT, we have also strengthened our efforts in advanced technology, which is technology aimed at disk designs needed two to five years from now.

     Our ultra-super polished substrates, in conjunction with our automatic optical inspection systems and the latest disk buff process, currently result in historically high yields. At the same time, we have optimized our polishing, texturing, final test, and packaging technology to achieve record low costs for the materials and operating supplies needed to make a disk. Finally our multi-layer sputter process, with nanometer-thin structures, provides magnetic stability, mechanical durability and corrosion resistance, which we believe are at the forefront of our industry. To improve durability and corrosion resistance we have developed and qualified advanced diamond-like carbon films specifically for each of our sputter tools. Each method enables production of carbon films as thin as one-tenth microinch thick with extraordinary hardness and durability.

     Our advanced technology efforts have in part focused on partnering with other disk drive component makers in key areas like magnetic recording heads and data channels. We believe our most advanced longitudinal disks, that will feature antiferromagnetically coupled layers to enhance thermal stability, will support a recording density of 120GB per disk, approximately three times higher than the most advanced disk in production today. We expect these advancements will be achieved with straightforward extensions of our current production equipment, which suggests a limited need to replace equipment to keep pace with technology improvement during the next four to five years.

     Our expenditures (and percentage of net sales) on research, development, and engineering activities, were $39.5 million (14.0%) in fiscal 2001, $35.3 million (9.9%) in fiscal 2000, and $44.3 million (13.3%) in fiscal 1999.

Products, Customers, and Marketing

     We sell primarily GMR media for 3 1/2-inch disk drives. Our products offer a range of coercivities, glide height capabilities and other parameters to meet specific customer requirements. Unit sales of 3 1/2-inch disks capable of storing at least 20 GB per platter accounted for all of our unit sales in the fourth quarter of 2001, compared to the fourth quarter of 2000 when over 80% of our unit sales were greater than 10 GB. Storage density has roughly doubled in each of the last three years. We expect this trend to continue in the foreseeable future. In addition to finished disks, at various times we have sold material volumes of nickel plated and polished substrates. By selling these unfinished products, we more fully utilize our factories and reduce our overall cost.

     In the last several years, certain media manufacturers have idled capacity and restructured or ceased their operations, which coupled with increased disk storage capacity, has resulted in reduced demand for our products. We believe that the longer-term success of the thin-film media industry depends on growth in demand for disks. We believe that improvements in enabling technologies, such as increased bandwidth capability that will speed data transfers over the Internet and promote use of other storage-intensive applications such as multimedia, will increase demand for storage capacity.

     We sell our media products primarily to independent OEM disk drive manufacturers for incorporation into hard disk drives. Disk drives, in turn, are sold to computer or consumer appliance manufacturers that incorporate the disk drives into their systems, or are sold directly to consumers. We work closely with our customers as they design new high-performance disk drives, and generally customize our products according to their specifications.

     Three customers accounted for 93% of our net sales in 2001. Net sales to major customers were as follows: Western Digital 59%, Maxtor 27%, and Seagate Technology 7%. Sales are generally concentrated in a small number of customers due to the high volume requirements of the dominant disk drive manufacturers and their tendency to rely on a few suppliers because of the close interrelationship between media and other disk drive components. Given the relatively small number of high-performance disk drive manufacturers, we expect that we will continue our dependence on a limited number of customers. In April 1999, we acquired the assets of Western Digital’s media operation and also entered into a volume purchase agreement (VPA) with Western Digital. In October 2001, the term of the VPA subsequently was extended through April 2005. As a result of the acquisition and related VPA, we expect Western Digital to remain a significant customer.

     Our 2001 sales were made directly to disk drive manufacturers worldwide from our U.S. and Malaysian operations. Media sales to Asia from our U.S. and Malaysian operations represented 95% of our net sales in 2001, 93% of our net sales in 2000, and 95% of our net sales in 1999. Our customers assemble a substantial portion of their disk drives in Asia, and subsequently sell these products throughout the world. Therefore, our high concentration of Asian sales does not accurately reflect the eventual point of consumption of the assembled disk drives. All foreign sales are subject to certain risks common to all export activities, such as government regulation and the risk of imposition of tariffs or other trade barriers. Foreign sales must also be licensed by the Office of Export Administration of the U.S. Department of Commerce.

     We generally make sales pursuant to purchase orders rather than long-term contracts. At December 30, 2001, our backlog of purchase orders scheduled for delivery within 90 days totaled $42.0 million, compared to $38.2 million at December 31, 2000. These purchase orders may be changed or canceled by customers on short notice without significant penalty. Accordingly, the backlog should not be relied upon as indicative of sales for any future period.

Competition

     The competitive mix in the industry has changed substantially in the last several years. Before 1997, the industry was divided roughly into thirds, with U.S. independent disk manufacturers, Japanese independent manufacturers, and captive operations of disk drive manufacturers, each holding equal shares. Due to the combination of several factors, particularly the rapid improvement in storage density outstripping the rate of growth in consumption of storage, and the rapid increase in the industry’s capacity to produce disks, disk manufacturers operated by disk drive manufacturers have increased their share of the market. We estimate that these captive disk manufacturers have shipped more than half of the media consumed in each of the last three years. As a result, competition among independent manufacturers has been heightened, prices have fallen rapidly, and there has been considerable consolidation in the industry. This significant pricing pressure during the last few years has adversely affected the financial results of independent suppliers, including ours. We believe that we are currently the largest independent manufacturer of disks. Other independent manufacturers include several Japanese firms, including Mitsubishi Chemical Corporation, Fuji Electric, Showa Denko and Hoya, and Trace Storage in Taiwan.

Manufacturing

     We believe our manufacturing expertise in thin-film media is evidenced by our history of delivering reliable products in high volume. By using proprietary processes and techniques, we have produced advanced disk products that generally exhibit uniform performance characteristics. These uniform performance characteristics enhance the reliability of the drive products manufactured by our customers. In addition, these characteristics can raise production yields on our customers’ manufacturing lines, which is an important cost consideration. Manufacturing costs are highly dependent on our ability to effectively use our installed physical capacity to produce large volumes of products at acceptable yields. To improve yields and capacity utilization, we have adopted formal continuous improvement programs at each of our worldwide manufacturing operations.

     The manufacture of our thin-film sputtered disks is a complex, multi-step process that converts aluminum substrates into finished data storage media ready for use in a hard disk drive. The process requires the deposition of extremely thin, uniform layers of metallic film onto a disk substrate. To achieve this, we use a vacuum deposition, or sputtering, method similar to that used to coat semiconductor wafers. The basic process consists of many interrelated steps that can be grouped into five major categories:

1.	Sizing and Grinding of the Substrate: A raw aluminum blank substrate is sized by precisely cutting the inner and outer diameter of the blank. A mechanical grinding process is then utilized to provide a relatively flat surface on the substrate prior to nickel alloy plating.

2.	Nickel Alloy Plating and Polishing of the Substrate: Through a series of chemical baths, aluminum substrates are plated with a uniform nickel phosphorus layer in order to provide support for the magnetic layer. Next, this layer is polished to achieve flatness and smoothness at an atomic level.

3.	Texturing and Cleaning: During these process steps, a precisely controlled, fine texture is applied to the polished disk surface to allow the read/write heads of the disk drives to fly at low and constant levels and then the disks are cleaned in preparation for the sputtering process.

4.	Sputtering and Lube: By a technically demanding vacuum deposition process, magnetic layers are successively deposited on the disk and a hard protective overcoat is applied. After sputtering, a microscopic layer of lubrication is applied to the disk’s surfaces to improve durability and reduce surface friction.

5.	Glide Test and Certification: In robotically-controlled test cells, disks are first tested for surface defects optically, then for a specified glide height and finally certified for magnetic properties. Based on these test results, disks are graded against customers’ specific performance requirements.

     Most of the critical process steps are conducted in Class 100 or better clean room environments. Throughout the process, disks are handled by highly automated equipment to reduce contamination and enhance process precision. Minute impurities in materials, particulate contamination or other production problems can reduce production yields and, in extreme cases, cause production to be suspended for prolonged periods.

     Achieving low product cost is critical to our ability to achieve profitability. The cost of our products is sensitive to many factors, including production volume, yield, materials and operating supplies consumed, and manufacturing location. Our processes have required substantial investment in equipment and factory buildings. This investment leads to a high fixed cost structure, making our costs sensitive to changes in production volume. Over the last several years, we have improved our yields while advancing storage density at a rate of 100% per year. At the same time, the cost of materials and operating supplies has been reduced. We have chosen to consolidate our manufacturing activities in Malaysia in order to reduce the cost of labor and services. We believe that our future production volume, yield, and the low cost of our Malaysian location will give us the benefit of one of the lowest cost structures in the industry.

Strategic Alliances

     In 1987, we established a joint venture with Asahi Glass Co., Ltd. The joint venture, which was known as Asahi Komag Co., Ltd. (AKCL), was located in Japan. Because of difficult industry conditions, AKCL was dissolved in June 2001.

     Another joint venture, which we established in 1989 with Kobe Steel, Ltd., is known as KMT. We own 80% of KMT. KMT, which is located in Santa Rosa, California, ended manufacturing operations and became a substrate research and development center in May 2001.

     In November 2000, we formed Chahaya Optronics, Inc. (Chahaya) with two venture capital firms, Storm Ventures and Summit Partners. We invested equipment, provided most of Chahaya’s workforce, and have agreed to provide a certain amount of facilities and facilities services to Chahaya through December 2002. We currently own approximately 34% of Chahaya’s outstanding stock. Chahaya plans to become a contract manufacturer for the photonics industry, taking advantage of a technically trained workforce in both the U.S. and Malaysia, material handling capabilities, and robust communication capabilities to transfer technology in a timely manner worldwide.

Environmental Regulation

     We are subject to a variety of environmental and other regulations in connection with our operations and believe that we have obtained all necessary permits for our operations. We use various industrial hazardous materials, including metal-plating solutions, in our manufacturing processes. Wastes from our manufacturing processes are either stored in areas with secondary containment before removal to a disposal site, or processed on-site and discharged to the industrial sewer system.

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

Patents and Proprietary Information

     We hold, and have applied for, U.S. and foreign patents and have entered into cross-licenses with certain of our customers. While these patents could present obstacles to the introduction of new products by competitors and possibly result in royalty-bearing licenses from third parties, we believe that our success does not generally depend on the ownership of intellectual property rights but rather on our innovative skills, technical competence, manufacturing execution, and marketing abilities. Accordingly, the patents that we hold or apply for will not constitute any assurance of our future success.

     We regard elements of our equipment designs and processes as proprietary and confidential and rely upon employee and vendor nondisclosure agreements and a system of internal safeguards for protection. In spite of these steps for protecting proprietary and confidential information, there is a risk that competitors may obtain and use such information. Further, the laws of certain foreign countries in which we do business may provide a lesser degree of protection to our proprietary and confidential information than that provided by the laws of the U.S. Moreover, from time to time we receive proprietary and confidential information from vendors, customers, and partners, the use and disclosure of which are governed by nondisclosure agreements. Through internal communication and the monitoring of use and disclosure of such information, we comply with our obligations regarding use and nondisclosure.

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

Employees

     As of December 30, 2001, on a worldwide basis, we had 3,789 employees. Of the total: a) 3,749 were regular employees and 40 were employed on a temporary basis; b) 3,437 were employed in manufacturing, 244 in research, development, and engineering, and 108 in sales, administrative, and management positions; and c) 456 were employed in the U.S., and 3,333 at offshore facilities. We believe that our future success will depend in large part upon our ability to continue to attract, retain, and motivate highly skilled and dedicated employees. We have no employees who are represented by a labor union, and we have never experienced a work stoppage.

RISK FACTORS

     You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing Komag. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business options. To the extent the following risks negatively impact our business, our financial condition, results of operations and/or cash flows could be adversely affected. In those cases, the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR FINANCIAL POSITION AND OUR COMMON STOCK

Our pending Chapter 11 bankruptcy has had, and will continue to have, a negative impact on our business and operating results.

     On August 24, 2001, our company, Komag, Incorporated (KUS), filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. Chapter 11 permits us to remain in control of our business, protected by a stay of all creditor action, while we attempt to negotiate and confirm a Plan of Reorganization with our creditors. Due to our pending Chapter 11 case and our financial condition, we believe our stakeholders continue to be concerned about our bankruptcy proceedings and the prospect of emergence from such proceedings. Some of our customers, suppliers and employees have continued to express this apprehension, which may have an adverse effect on our ability to continue to run our operations without impairment.

     In addition, although we are authorized to operate our businesses and manage our properties as debtor-in-possession, we may not engage in transactions outside of the ordinary course of business without complying with applicable notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval. An official committee of unsecured creditors has been formed by the United States Trustee. This committee and various other parties-in-interest, including creditors holding claims, such as the pre-petition senior bank lenders and bondholders, have the right to appear and be heard on any of our applications relating to certain business transactions. We are required to pay certain expenses of the committee, including legal fees, to the extent allowed by the Bankruptcy Court.

     Although we are currently continuing business operations as a debtor-in-possession under the jurisdiction of the Court, the continuation of our business as a going concern is contingent upon, among other things, our ability to obtain confirmation of our Plan of Reorganization dated November 7, 2001, or to formulate an alternative Plan if necessary for confirmation by the Court, and our ability to generate sufficient cash from operations and financing sources to meet obligations as they become due.

     A hearing regarding confirmation of our proposed Plan of Reorganization is likely to occur in mid-2002. The Plan faces significant objections from holders of our Subordinated Notes and other parties. We cannot assure you that the Bankruptcy Court ultimately will overrule those objections and confirm the Plan.

     If we are unable to receive confirmation of the Plan of Reorganization or an alternative Plan, we will not be able to operate our company as a viable business, and may have to liquidate our assets. In addition, our operating results and financial condition could be detrimentally affected due to any of the following:

•	our customer relationships and orders with our customers could deteriorate;

•	suppliers could reduce their willingness to extend credit; and/or

•	employee attrition could increase.

We may not be able to confirm our Plan of Reorganization. In that event, unless we are able to confirm an alternative plan, our assets likely would be liquidated or sold as a going concern.

     We may be unsuccessful in our attempts to confirm a Plan of Reorganization with our creditors. Many Chapter 11 cases are unsuccessful, and virtually all involve substantial expense and damage to the business. We have incurred, and will continue to incur, professional fees and other cash demands typically incurred in bankruptcy. If we are unsuccessful in obtaining confirmation of the Plan of Reorganization, creditors or equity security holders may seek other alternatives for the company, which may include soliciting bids for the company through an auction process or possible liquidation of our assets. In a liquidation, all other creditors would be paid prior to our stockholders.

Existing holders of equity in our company will not receive any distributions under our plan of reorganization.

     Our proposed Plan of Reorganization contemplates a complete change of equity ownership in our company as it exists today, with existing shares being cancelled. Because the proposed Plan of Reorganization was not approved by our current stockholders, our equity holders ultimately will have their shares cancelled and will not receive any distributions under the Plan of Reorganization with respect to those shares.

Upon consummation of the Plan of Reorganization, certain holders of claims may receive a significant amount of shares of new common stock, which could put them in a position to control the outcome of actions requiring stockholder approval if they were to act together.

     If holders of significant numbers of shares of our new common stock were to act as a group, such holders may be in a position to control the outcome of actions requiring stockholder approval, including the election of directors and approval of significant corporate transactions, as well as to influence the management and affairs of the reorganized company. This concentration of ownership could also facilitate or hinder a negotiated change of control of the reorganized company and, consequently, impact upon the value of the new common stock.

     Further, the possibility that one or more of the holders of significant numbers of shares of new common stock may determine to sell all or a large portion of their shares of new common stock within a short period of time may adversely affect the market price of the new common stock.

Our securities have been delisted from Nasdaq for failure to comply with Nasdaq’s minimum bid requirement, which has harmed the trading market and price of our securities.

     The trading of our common stock on the Nasdaq National Market depended on our meeting certain asset, revenue, and stock price tests. We were out of compliance with Nasdaq’s minimum bid requirement because our stock had traded below $1.00 per share for more than 30 consecutive trading days. Our stock was delisted from Nasdaq on September 17, 2001 and is now trading on the OTC Bulletin Board. The delisting, in addition to our Chapter 11 filing, has had a material negative impact on the trading market and price of our stock. Low-priced stocks are subject to additional risks, including certain state regulatory requirements and the potential loss of effective trading markets. Upon confirmation of our Plan of Reorganization, all existing shares of our common stock will be cancelled.

The market price of our common stock has been depressed.

     Since our filing under Chapter 11 and the delisting of our common stock from the Nasdaq, the trading price of our stock has been further depressed to a minimal level. Recent prices of our common stock reflect that not all impaired classes of creditors approved our Plan of Reorganization, meaning that our stockholders will not receive any distribution at all. From the second quarter of 1997 through March 22, 2002, the price of our stock fell to a low of $0.02 from a high of $35.13. Even prior to our filing under Chapter 11, the market price of our common stock had been depressed in response to actual and anticipated events, including our operational results, decreased demand for computers and data storage, perceived weaknesses of the disk drive industry, and variations in macroeconomic conditions.

The market price and valuation of new securities of the reorganized company will be subject to uncertainties and contingencies, all of which are difficult to predict.

     If the Plan of Reorganization is approved, we will issue new common stock upon our emergence from bankruptcy. At issuance, there will be no immediate trading market for the new common stock and there can be no assurance that a trading market will develop. We will attempt to list our new common stock for trading on the Nasdaq National Market System. However, it is possible that we will not be able to meet the Nasdaq listing requirements. Actual market prices of such securities at issuance will depend upon, among other things, prevailing interest rates, conditions in the financial markets, the anticipated initial holdings of pre-petition creditors, some of which may prefer to liquidate their investment rather than hold it on a long-term basis, and other factors which generally influence the prices of securities.

     Even if the new common stock is listed on the Nasdaq National Market System, the market price for the stock will be affected by many factors, including the following:

•	variations in our operating results;

•	variations in macroeconomic conditions;

•	changes in demand for computers and data storage;

•	perceptions of the disk drive industry’s relative strength or weakness;

•	developments in our relationships with our customers and/or suppliers;

•	announcements of alliances, mergers or other relationships by or between our competitors and/or customers;

•	announcements of technological innovations or new products by us or our competitors;

•	the success or failure of new product qualifications in programs with certain manufacturers; and

•	developments related to patents or other intellectual property rights.

     We expect volatility in our stock price to continue. In addition, any shortfall or changes in our revenue, gross margins, earnings, or other financial results could cause the price of our new common stock to fluctuate significantly. Even if we emerge from bankruptcy, we cannot assure you that our financial condition or results of operations will improve. Moreover, in recent years, the stock market in general has experienced extreme price and volume fluctuations, which have particularly affected the market price of many technology companies, and which may be unrelated to the operating performance of those companies. These broad market fluctuations may adversely affect the market price of our common stock. Volatility in the price of stocks of companies in the hard disk drive industry has been particularly high.

RISKS RELATED TO OUR BUSINESS

Concerns about the going-concern explanatory paragraph in our audit report could detrimentally affect our operating results and financial condition.

     Our independent auditors have included a going-concern explanatory paragraph in their audit report on the consolidated financial statements for our fiscal year ended December 31, 2001. This paragraph represents our auditors’ conclusion that there is substantial doubt as to our ability to continue as a going-concern for a reasonable time. If we are unable to obtain confirmation of our Plan of Reorganization and fund our business with cash generated by operations or raise future capital, our auditors may not remove the explanatory paragraph from their subsequent opinions, and any of the following may occur:

•	our custom relations and order with our customers could deteriorate;

•	suppliers could reduce their willingness to extend credit; or

•	employee attrition could increase.

Demand for disk drives is largely tied to demand for personal computers and fluctuations in and reduced demand for personal computers may result in cancellations or reductions in demand for our product.

     Trend Focus estimates that 75% of the disks consumed during 2001 were incorporated into disk drives for the desktop personal computer market. Because of this concentration in a single market, our business is tightly linked to the success of the personal computer market. Historically, demand for personal computers has been seasonal and cyclical. During the first quarter of 2002, personal computer manufacturers generally announced expectations of generally flat sales for 2002. Due to the high fixed costs of our business, fluctuations in demand resulting from this seasonality and cyclicality can lead to disproportionate changes in the results of our operations. If cancellations or reductions in demand for our products continue to occur in the future, our business, financial condition, and results of operations could be seriously harmed.

Delays and cancellations of our customer orders may cause us to underutilize our production capacity, which could significantly reduce our gross margins and result in significant losses.

     Our business has a large amount of fixed costs. If there is a decrease in demand for our products, our production capacity could be underutilized, and, as a result, we may experience:

•	equipment write-offs;

•	restructuring charges;

•	reduced average selling prices;

•	increased unit costs; and

•	employee layoffs.

If we are not able to attract and retain key personnel, our operations could be harmed.

     Our future success depends on the continued service of our executive officers, our highly-skilled research, development, and engineering team, our manufacturing team, and our key administrative, sales, and marketing and support personnel. Competition for skilled personnel is intense. In particular, our bankruptcy filing and our financial performance have increased the difficulty of attracting and retaining skilled engineers and other knowledgeable workers. We may not be able to attract, assimilate, or retain highly-

qualified personnel to maintain the capabilities that are necessary to compete effectively. If we are unable to retain existing or hire key personnel, our business, financial condition, and operating results could be harmed.

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

     Our customers consist of disk drive manufacturers. Given the relatively small number of disk drive manufacturers, we expect that we will continue to depend on a limited number of customers. This high customer concentration is due to the following factors:

•	the high-volume requirements of the dominant disk drive manufacturers;

•	a tendency to rely on a few suppliers because of the close interrelationship between media performance and disk drive performance;

•	the complexity of integrating components from a variety of suppliers; and

•	the increases in storage densities which have led to decreases in the platter count per drive. With lower platter counts, disk drive manufacturers with captive disk manufacturing operations have excess capacity and they rely less on independent sources of media.

     During fiscal 2001, 59% of our sales were to Western Digital and 27% were to Maxtor. In fiscal 2000, 50% of our sales were to Western Digital, 28% were to Maxtor, and 17% were to Seagate Technology. If our customers reduce their media requirements or develop capacity to produce thin-film disks for internal use, our sales will be reduced. As a result, our business, financial condition and operating results could suffer.

If we are unable to successfully compete in the highly competitive thin-film media industry, we may not be able to gain additional market share or we may lose our existing market share, and our operating results would be harmed. The imbalance between demand and supply has further intensified competition in the industry.

     The market for our products is highly competitive, and we expect competition to continue in the future. Competitors in the thin-film disk industry fall into two groups: Asian-based manufacturers and U.S. captive manufacturers. Our Asian-based competitors include Fuji Electric, Mitsubishi Chemical Corporation, Trace Storage, Showa Denko, and Hoya. The U.S. captive manufacturers include the disk media operations of Seagate Technology, IBM and Maxtor. Many of these competitors have greater financial resources than we have. If we are not able to compete successfully in the future, we would not be able to gain additional market share for our products, or we may lose our existing market share, and our operating results could be harmed.

     In 2001, as in 2000, media supply exceeded media demand. As independent suppliers struggled to utilize their capacity, the excess media supply caused average selling prices for disk products to decline. Pricing pressure on component suppliers has also been compounded by high consumer demand for sub-$1,000 personal computers. Further, structural change in the disk media industry, including business combinations, failures, and joint venture arrangements, may be required before media supply and demand are in balance. However, structural changes would intensify the competition in the industry.

Price competition may force us to lower our prices and our revenues and gross margins will suffer.

     We face fierce price competition in the disk media industry. Continued high levels of competition have continued to put downward pressure on prices per unit. We may be forced to lower our prices or add new products and features at lower prices to remain competitive, and we may otherwise be unable to introduce new products at higher prices. We cannot assure you that we will be able to compete successfully in this kind of price competitive environment. Lower prices would reduce our ability to generate revenue, and our gross margin will suffer. Failure by us to mitigate the effect of these pressures through cost reduction of our products or changes in our product mix could have a material adverse effect on our business, financial condition and results of operations.

If we are not able to fund our business with cash generated by operations or raise future capital we may be forced to reduce or suspend operations.

     The disk media business has historically been capital-intensive, and we believe that in order to remain competitive, we will likely have to make continued investments over the next several years for capital expenditures, working capital and research and development. If the Plan of Reorganization is approved, we will issue new debt instruments to some of our pre-petition creditors. If we do not meet our projections for expense and cost reduction we may be unable to service the debt and if we cannot raise additional funds required by our business, we may be forced to reduce or suspend operations.

Because our products require a lengthy sales cycle with no assurance of a sale or high volume production, we may expend financial and other resources without making a sale.

     With short product life cycles and rapid technological change, we must qualify new products frequently, and we must also achieve high volume production rapidly. Hard disk drive programs have increasingly become “bimodal” in that a few programs are high-volume and the remaining programs are relatively small in terms of volume. Supply and demand balance can change quickly from customer to customer and from program to program. Further, qualifying thin-film disks for incorporation into a new disk drive product requires us to work extensively with the customer and the customer’s other suppliers to meet product specifications. Therefore, customers often require a significant number of product presentations and demonstrations, as well as substantial interaction with our senior management, before making a purchasing decision. Accordingly, our products typically have a lengthy sales cycle, which can range from 6 to 12 months. During this time we may expend substantial financial resources and management time and effort, while not being sure that a sale will result, or that our share of the program ultimately will result in high-volume production.

If our customers cancel orders, they may not be required to pay any penalties, and our sales could suffer.

     Our sales are generally made pursuant to purchase orders that are subject to cancellation, modification, or rescheduling without significant penalties. As a result, if a customer cancels, modifies, or reschedules an order, we may make expenditures that are not recoverable, and our profitability will suffer. Furthermore, if our current customers do not continue to place orders with us, if orders by existing customers do not recover to the levels of earlier periods, or if we are unable to obtain orders from new customers, our sales and operating results will suffer.

Our customers’ internal disk operations may limit our ability to sell our product.

     During 2001, IBM and Seagate Technology produced more than 90% of their media requirements internally, and MMC Technology supplied approximately half of Maxtor’s requirement for media. Recently, Maxtor purchased MMC Technology. To date, the captive media operations of IBM, Maxtor and Seagate Technology have sold minimal quantities of disks in the merchant market.

     Disk drive manufacturers such as Seagate Technology and IBM have large internal media manufacturing operations. We compete with these internal operations directly, when we market our products to these disk drive companies, and indirectly, when we sell our disks to customers who must compete with vertically-integrated disk drive manufacturers. Vertically-integrated companies have the ability to keep their disk-making operations fully utilized, thus lowering their costs of production. This cost advantage contributes to the pressure on us and other independent media manufacturers to sell disks at prices so low that we have been unprofitable, and we cannot be sure when, if ever, we can achieve a low enough cost structure to return to profitability. Vertically-integrated companies are also able to achieve a large scale that supports the development resources necessary to advance technology rapidly. We may not have sufficient resources to be able to compete effectively with these companies. Therefore, our business, financial condition, and operations could suffer.

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

Disk drive program life cycles are short, and disk drive programs are highly customized. If we fail to respond to our customers’ demanding requirements, we will not be able to compete effectively.

     Our industry experiences rapid technological change, and inability to timely anticipate and develop products and production technologies could harm our competitive position. In general, the life cycles of recent disk drive programs have been shortening. Additionally, media must be more customized to each disk drive program. Short program life cycles and customization have increased the risk of product obsolescence, and as a result, supply chain management, including just-in-time delivery, has become a standard industry practice. In order to sustain customer relationships and achieve profitability, we must be able to develop new products and technologies in a timely fashion that can help customers reduce their time-to-market performance, and continue to maintain operational excellence that supports high-volume manufacturing ramps and tight inventory management throughout the supply chain. If we cannot respond to this rapidly changing environment or fail to meet our customers’ demanding product and qualification requirements, we will not be able to compete effectively. As a result, we would not be able to maximize the use of our production facilities and minimize our inventory losses.

If we do not keep pace with rapid technological change and continue to improve the quality of our manufacturing processes, we will not be able to compete effectively and our operating results would suffer.

     Our thin-film disk products primarily serve the 3 1/2-inch hard disk drive market, where product performance, consistent quality, price, and availability are of great competitive importance. To succeed in an industry characterized by rapid technological developments, we must continuously advance our thin-film technology at a pace consistent with, or faster than, our competitors’.

     Advances in hard disk drive technology demand continually lower glide heights and higher storage densities. Over the last several years, storage density has roughly doubled each year, requiring significant improvement in every aspect of disk design. These advances require substantial on-going process and technology development. New process technologies must support cost-effective, high-volume production of thin-film disks that meet these ever-advancing customer requirements for enhanced magnetic recording performance. We may not be able to develop and implement such technologies in a timely manner in order to compete effectively against our competitors’ products and/or entirely new data storage technologies. In addition, we must transfer our technology from our U.S. research and development center to our Malaysian manufacturing operations. If we cannot advance our process technologies or do not successfully implement those advanced technologies in our Malaysian operations, or if technologies that we have chosen not to develop prove to be viable competitive alternatives, we would not be able to compete effectively. As a result, we would lose our market share and face increased price competition from other manufacturers, and our operating results would suffer.

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

We may face intellectual property infringement claims which are costly to resolve, and which may divert our management’s attention.

     We have occasionally received, and may receive in the future, communications from third parties which assert violation of intellectual rights alleged to cover certain of our products or manufacturing processes or equipment. We evaluate whether it would be necessary to defend against the claims or to seek licenses to the rights referred to in such communications. In those cases, we may not be able to negotiate necessary licenses on commercially reasonable terms. Also, if we have to defend those claims, we could incur significant expenses and our management’s attention could be diverted from our other business. Any litigation resulting from such claims could have a material adverse effect on our business and financial results.

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

     Our operating results historically have fluctuated significantly on both a quarterly and annual basis. As a result, our operating results in any quarter may not reflect our future performance. We believe that our future operating results will continue to be subject to quarterly variations based on a wide variety of factors, including:

•	timing of significant orders, order cancellations,

•	changes in our product mix and average selling prices;

•	modified, adjusted or rescheduled shipments;

•	availability of media versus demand for media;

•	the cyclical nature of the hard disk drive industry;

•	our ability to develop and implement new manufacturing process technologies;

•	increases in our production and engineering costs associated with initial design and production of new product programs;

•	the extensibility of our process equipment to meet more stringent future product requirements;

•	our ability to introduce new products that achieve cost-effective high-volume production in a timely manner, timing of product announcements, and market acceptance of new products;

•	the availability of our production capacity, and the extent to which we can use that capacity;

•	changes in our manufacturing efficiencies, in particular product yields and input costs for direct materials, operating supplies and other running costs;

•	prolonged disruptions of operations at any of our facilities for any reason;

•	changes in the cost of or limitations on availability of labor; and

•	structural changes within the disk media industry, including combinations, failures, and joint venture arrangements.

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

Our dependence on our Malaysian operations exposes us to unavoidable risks in transmitting technology from U.S. facilities to Malaysian facilities, which could adversely impact our results of operations.

     During the third quarter of 1999, we announced that all media production would be consolidated into our Malaysian factories. In the fourth quarter of 2000, we decided to end the manufacture of aluminum substrates in Santa Rosa, California. Currently, all aluminum substrates are manufactured by our Malaysian factory and a Malaysian vendor. In addition, we ended production of polished disks in HMT’s Eugene, Oregon, facility in the second quarter of 2001. All polished disks are manufactured by our Malaysian factories. Further, in the second quarter of 2001, we transferred the manufacturing capacity of HMT’s Fremont, California, facility to Malaysia, and closed all of our U.S. media manufacturing operations, leaving us fully dependent on our Malaysian manufacturing operations.

     Technology developed at our U.S. research and development center must now be first implemented at our Malaysian facilities without the benefit of being implemented at a U.S. factory. Therefore, we rely heavily on electronic communications between our U.S. facilities and Malaysia to transfer technology, diagnose operational issues, and meet customer requirements. If our operations in Malaysia or overseas communications are disrupted for a prolonged period for any reason, including a failure in electronic communications with our U.S. operations, the manufacture and shipment of our products would be delayed, and our results of operations would suffer.

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

     We are subject to these risks to a greater extent than most companies because, in addition to selling our products outside the U.S., our Malaysian operations accounted for substantially all of our sales in 2001. Accordingly, our operating results are subject to the risks inherent with international operations, including, but not limited to:

•	compliance with changing legal and regulatory requirements of foreign jurisdictions;

•	fluctuations in tariffs or other trade barriers;

•	foreign currency exchange rate fluctuations since certain costs of our foreign manufacturing and marketing operations are incurred in foreign currency, including purchase of certain operating supplies and production equipment from Japanese suppliers in yen-denominated transactions;

•	difficulties in staffing and managing foreign operations;

•	political, social and economic instability;

•	exposure to taxes in multiple jurisdictions;

•	local infrastructure problems or failures including but not limited to loss of power and water supply; and

•	transportation delays and interruptions.

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

If we are unable to control contamination in our manufacturing processes, we may have to suspend or reduce our manufacturing operations, and our operations would suffer.

     It is possible that we will experience manufacturing problems from contamination or other causes in the future. For example, if our disks are contaminated by microscopic particles, they might not be fit for use by our customers. If contamination problems arise, we would have to suspend or reduce our manufacturing operations and our operations would suffer.

The nature of our operations makes us susceptible to material environmental liabilities, which could result in significant clean-up expenses and adversely affect our financial condition.

     We are subject to a variety of federal, state, local, and foreign regulations relating to:

•	the use, storage, discharge, and disposal of hazardous materials used during our manufacturing process;

•	the treatment of water used in our manufacturing process; and

•	air quality management.

We are required to obtain necessary permits for expanding our facilities. We must also comply with new regulations on our existing operations. Public attention has increasingly been focused on the environmental impact of manufacturing operations that use hazardous materials. If we fail to comply with environmental regulations or fail to obtain the necessary permits:

•	we could be subject to significant penalties;

•	our ability to expand or operate in California or Malaysia could be restricted;

•	our ability to establish additional operations in other locations could be restricted; or

•	we could be required to obtain costly equipment or incur significant expenses to comply with environmental regulations.

     Any accidental hazardous discharge could result in significant liability and clean-up expenses, which could harm our business, financial condition, and results of operations.

Downturns in the disk drive manufacturing market and related markets may decrease our revenues and margins.

     The market for our products depends on economic conditions affecting the disk drive manufacturing and related markets. Downturns in these markets may cause disk drive manufacturers to delay or cancel projects, reduce their production or reduce or cancel orders for our products. In the event of such a downturn, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, many of our customers and potential customers have experienced declines in their revenues and operations. In addition, the terrorist acts of September 11, 2001 and subsequent terrorist activities have created an uncertain economic environment and we cannot predict the impact of these events, or of any related military action, on our customers or business. We believe that, in light of these events, some businesses may curtail or eliminate spending on technology related to our products.

We rely on a continuous power supply to conduct our business, and an energy crisis in California could disrupt our operations and increase our expenses.

     From time to time in the past, California has experienced energy shortages. An energy crisis could disrupt our research and development activities and increase our expenses. In the event of an acute power shortage, which occurs when power reserves for the State of California fall below 1.5%, California has, on occasion, implemented, and may in the future continue to implement, rolling blackouts throughout the state. We currently do not have back-up generators or alternate sources of power in the event of a blackout, and our insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our California-based facilities. This could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

     Furthermore, the regulatory changes affecting the energy industry instituted in 1996 by the California government have caused power prices to increase. Under the revised regulatory scheme, utilities were encouraged to sell their plants, which had traditionally produced most of California’s power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices increased dramatically over the past year. If wholesale prices continue to increase, our operating expenses will likely increase, as our headquarters and certain facilities are in California.

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

     As a result of recently issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), in 2002 we are required to evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary adjustments in order to conform with the new criteria for classifications of goodwill and other intangible assets. We are also required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations. These changes are expected to have a material affect on our accounting for goodwill and other intangible assets and will adversely affect our results of operations as of the transition date.

     At the beginning of fiscal 2002, the Company had unamortized goodwill and other intangibles in the amount of $90.2 million, of which $83.5 million pertains to goodwill. The Company is in the process of having an independent appraisal performed as a basis for determining the value of goodwill and other intangible assets. As a result of the new accounting rules and the appraisal, the Company expects to record a transitional impairment loss in the range of approximately $60 million to $84 million in the first half of 2002. However, the other intangibles are expected to be amortized over remaining lives of three to five years. Amortization expense related to goodwill was $22.8 million, $12.2 million and $16.1 million for the fiscal years ended 2001, 2000, and 1999, respectively. After adoption of SFAS 142, any remaining goodwill balance will not be amortized.

     In addition, if we emerge from Chapter 11, we will be required to adopt “fresh start” reporting in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” issued by the American Institute of Certified Public Accountants. Under “fresh start” reporting, the reorganization value of the Company will be allocated to the emerging entity’s specific tangible and identifiable intangible assets based on their fair values. Excess reorganization value, if any, will be reported as “reorganization value in excess of amounts allocable to identifiable assets.” This asset will be reviewed periodically for impairment in accordance with newly issued financial accounting standards. As a result of the adoption of such “fresh start” reporting, the Company’s post emergence (“successor”) financial statements will not be comparable with its pre-emergence (“predecessor”) financial statements and could adversely affect our financial condition and results of operations.

ITEM 2. PROPERTIES

     The following table summarizes the size, location, and current status of our facilities:

		Current Lease	Renewal
Location	Description	Term Expires	Options	Square Feet

Leased Facilities
San Jose, California	Headquarters and R&D Center	Jan. 2007	20 Years	188,000
San Jose, California	Subleased to another company	April 2007	20 Years	82,000
Hayward, California	Warehouse	March 2004	—	30,000
Santa Rosa, California	Manufacturing and R&D	April 2004	2 5-year options	44,000
Owned Facilities
Fremont, California	Manufacturing; held for sale	—	—	182,000
Eugene, Oregon	Manufacturing; held for sale	—	—	106,000
Penang, Malaysia	Manufacturing	—	—	615,000
Sarawak, Malaysia	Manufacturing	—	—	275,000

ITEM 3. LEGAL PROCEEDINGS

     We filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on August 24, 2001 (the “Petition Date”). The petition was filed with the United States Bankruptcy Court for the Northern District of California. The petition affects only our U.S. corporate parent, KUS, and does not include any of our subsidiaries, including KMT and KMS. We are operating our business as a debtor-in-possession, and as such, continue to manage and operate our business pending confirmation of the Plan of Reorganization, and subject to supervision and orders of the Bankruptcy court. Any transactions not in the ordinary course of business must be engaged in compliance with applicable notice and procedural provisions of the Bankruptcy law and approval of the Bankruptcy court.

     Asahi Glass Company, Ltd. (Asahi) asserted that a technology cooperation agreement (the agreement) between us and Asahi gave Asahi exclusive rights, even as to Komag, to certain low-cost glass substrate-related intellectual property developed by us. In connection with the Chapter 11 Bankruptcy filing, the Bankruptcy Court, on October 19, 2001, ordered that the agreement be rejected, effective as of the petition date of August 24, 2001. We suspended the development of our low-cost glass substrate program on October 17, 2001. We entered into a settlement Stipulation with Asahi that resolves the dispute regarding ownership of intellectual property and “know-how” developed by us prior to June 29, 2001, the agreed date of termination of the agreement. As part of that Stipulation, Asahi waived claims against us relating to the agreement. The dispute has been resolved with no financial impact on our consolidated results of operations.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to our stockholders during our fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On September 17, 2001, we voluntarily delisted our common stock from the Nasdaq National Market. Our stock is currently trading on the OTC Bulletin Board under the symbol KMAGQ. The following table sets forth the range of high and low closing sales prices, as reported on the Nasdaq National Market through September 17, 2001, and as reported on the OTC Bulletin Board from September 18, 2001, through December 30, 2001.

     As of February 15, 2002, we had 571 holders of record of our Common Stock and 111,924,983 shares outstanding.

		Price Range of
		Common Stock

		High	Low

2000
	First Quarter	$4.81	$2.22
	Second Quarter	4.00	1.75
	Third Quarter	4.03	1.16
	Fourth Quarter	3.38	0.63
2001
	First Quarter	1.72	0.56
	Second Quarter	0.89	0.26
	Third Quarter (through September 17)	0.26	0.12
	Third Quarter (September 18 through September 30)	0.16	0.02
	Fourth Quarter	0.08	0.03
2002
	First Quarter (through March 22, 2002)	0.05	0.02

Dividend Policy

     We have never declared cash dividends on our common stock. We presently intend to retain all cash for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the near future. Our filing under Chapter 11 prohibits the payment of dividends.

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

	Fiscal Year Ended(8)

	2001	2000	1999	1998	1997

		(in thousands, except per share amounts)
Consolidated Statements of Operations Data
Net sales	$282,613	$358,463	$331,946	$328,883	$631,082
Gross profit (loss)	(2,456)	34,988	(22,709)	(62,752)	93,546
Restructuring/impairment charges(1)(3)(5)(6)(7)	57,430	5,293	187,965	187,768	52,157
Operating loss(1)(3)(5)(6)(7)	(146,442)	(38,295)	(291,089)	(331,919)	(37,561)
Interest expense(2)	155,192	45,428	23,319	19,212	9,116
Reorganization costs	6,066	—	—	—	—
Loss before extraordinary gain(1)(2)(3)(5)(6)(7)	(296,395)	(71,830)	(283,049)	(366,336)	(22,103)
Extraordinary gain (4)	—	3,772	—	—	—
Net loss(1)(2)(3)(4)(5)(6)(7)	$(296,395)	$(68,058)	$(283,049)	$(366,336)	$(22,103)
Basic and diluted loss per share before extraordinary gain	$(2.65)	$(0.93)	$(4.54)	$(6.89)	$(0.42)
Basic and diluted extraordinary gain per share	$—	$0.05	$—	$—	$—
Basic and diluted loss per share	$(2.65)	$(0.88)	$(4.54)	$(6.89)	$(0.42)

	As Of The Fiscal Year Ended(8)

	2001	2000	1999	1998	1997

		(in thousands, except number of employees)
Consolidated Balance Sheet Data
Net property, plant and equipment, and land and buildings held for sale	$256,856	$354,873	$313,455	$470,017	$678,596
Current portion of long-term debt	—	216,740	260,000	260,000	—
Long-term debt (less current portion)	—	137,545	22,891	—	245,000
Liabilities subject to compromise	516,173	—	—	—	—
Stockholders’ equity (deficit)	(144,939)	151,861	78,713	323,807	686,184
Total assets	$407,850	$633,061	$475,871	$694,095	$1,084,664
Number of employees at year-end	3,789	5,334	3,488	4,086	4,738

(1)	Results of operations for 2001 included a $45.8 million impairment charge related to the write-down of land and buildings held for sale, a $4.4 million impairment charge related to manufacturing equipment no longer in service, and restructuring charges of $7.2 million primarily related to lease obligations on equipment no longer in service and additional facility closure costs.

(2)	Results of operations for 2001 included a $99.1 million interest expense charge related to accretion to bring the subordinated convertible notes up to their full face value of $230.0 million.

(3)	Results of operations for 2000 included a net $5.3 million restructuring charge, including an $8 million charge in connection with the ceasing of the Company’s Santa Rosa manufacturing operations, plus a net $2.7 million reversal of charges previously accrued for the 1997, 1998, and 1999 restructures.

(4)	Results of operations for 2000 included a $3.8 million extraordinary gain, net of expenses, resulting from the restructuring of the Company’s term debt.

(5)	Results of operations for 1999 included $143.7 million in restructuring charges and a $44.3 million impairment charge. The restructuring charges related primarily to the closing of the Company’s U.S. manufacturing operations. The impairment charge related to the write-down of goodwill was originally from the acquisition of Western Digital Corporation’s media operation.

(6)	Results of operations for 1998 included a $187.8 million restructuring charge that primarily related to an asset impairment charge of $175 million. Based on analysis of the Company’s production capacity and its expectations of the media market over the remaining life of the Company’s fixed assets, the Company concluded that it would not be able to recover the book value of those assets.

(7)	Results of operations for 1997 included a $52.2 million restructuring charge related to the consolidation of the Company’s U.S. manufacturing operations.

(8)	No cash dividends were declared by the Company during the five-year period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

     Our business is characterized by capital intensity and high fixed costs, making it imperative that we sell disks in high volume. Our contribution margin per disk sold varies with changes in selling price, input material costs, and production yield. As demand for our disks increases, our total contribution margin increases proportionally, improving our financial results. Currently, we are operating substantially below our estimated production capacity due to poor market conditions. If the market improves, we should achieve better financial performance, because we do not have to increase our fixed cost structure in proportion to increases in demand and resultant capacity utilization. Conversely, our financial results would deteriorate rapidly if the disk market were to worsen. Furthermore, our ability to operate as a going concern will depend on confirmation of our Plan of Reorganization and emergence from Chapter 11 Bankruptcy proceedings, but even then, there can be no assurance that there will be improvement in our financial condition.

     Adverse conditions in the thin-film media market, which began in mid-1997, continued to impact our business throughout 1999, 2000, and 2001. Demand for disk drives grew rapidly during the mid-1990s, and industry forecasts were for continued strong growth. Along with many of our competitors (both independent disk manufacturers and captive disk manufacturers owned by vertically integrated disk drive companies), in 1996 we committed to expansion programs and substantially increased media manufacturing capacity in 1997. In 1997, the rate of growth in demand for disk drives fell. Disk drive manufacturers abruptly reduced orders for media from independent suppliers and relied more heavily on internal capacity to supply a larger proportion of their media requirements. The media industry’s capacity expansion, coupled with the decrease in the rate of demand growth, resulted in excess media production capacity. Due to classic micro-economic forces, this excess industry capacity caused sharp declines in average selling prices for disk products as independent suppliers struggled to utilize their capacity.

     In addition to adversities caused by excess capacity, by the end of 1998, most disk drives were manufactured with advanced, magneto-resistive (MR) media and recording heads. This transition to MR and subsequently to giant magneto-resistive (GMR) components led to significant, unprecedented increases in areal density and, therefore, the amount of data that can be stored on a single disk platter. Increased storage capacity per disk allows drive manufacturers to offer lower-priced disk drives by incorporating fewer components into their disk drives. Because of this lower disk-per-drive ratio, demand for disks was relatively flat during the period from 1997 through 2001, resulting in substantial excess disk production capacity. The significant amount of captive capacity employed by certain disk drive manufacturers also continued to impair the market opportunities for independent disk suppliers such as our company.

     In April 1999, we purchased the assets of Western Digital’s media operation. At the time of the asset purchase, we also signed a volume purchase agreement with Western Digital under which we agreed to supply a substantial portion of Western Digital’s media needs over the following three years. In October 2001, this contract was extended for an additional three-year term, through April 2005 at a minimum.

     Due to weak unit demand, we closed the former Western Digital media operation in Santa Clara, California at the end of June 1999, nearly fifteen months ahead of our original transition plan.

     In July 1999, we announced that we would reduce the size of our U.S. operations further in response to the poor industry conditions. In August 1999, we announced that we would cease volume production of finished disks in the U.S., close two manufacturing facilities in San Jose, California, and institute staged work force reductions that would affect 980 employees by the end of 1999.

     In October 2000, we merged with HMT. The merger was accounted for under purchase accounting rules and accordingly, our financial statements include the operating results of HMT beginning in the fourth quarter of 2000.

     In December 2000, we implemented a restructuring plan to cease KMT’s manufacturing operations in Santa Rosa, California. These operations ended in May 2001. A portion of the location has been retained as a research and development center.

     During fiscal 2001, we closed HMT’s U.S. manufacturing facilities and consolidated all of our manufacturing activities in Malaysia, where we can achieve significantly lower costs. As a result, we lowered our fixed manufacturing costs by approximately $27 million per quarter in the fourth quarter of 2001 compared to the fourth quarter of 2000. Over the same period, we combined technologies, lowered variable costs, and improved manufacturing yields substantially, and ended the year with considerably stronger operating performance.

     Because of very weak industry market conditions and continuing excess industry capacity during 2001, net sales decreased by 48% from $111.2 million in the fourth quarter of 2000 to $58.0 million in the fourth quarter of 2001. But as a result of the consolidation of our manufacturing operations and the significant reduction of manufacturing costs discussed above, our gross margin, operating loss, and operating loss without restructuring/impairment charges improved in the fourth quarter of 2001 compared to the fourth quarter of 2000.

     Now that the relocation of our manufacturing operations to our Malaysian facilities has been completed, our California sites are solely focused on activities related to research, process development, and product prototyping. Our selling, general, and administrative functions also remain in California. We believe that the shift of high-volume production to our cost-advantaged Malaysian manufacturing plants has improved our overall cost structure, resulted in lower unit production costs, and improved our ability to respond to the continuing price pressures in the disk industry.

     On August 24, 2001, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The petition was filed with the United States Bankruptcy Court for the Northern District of California under case number 01-54143-JRG. The petition relates only to our U.S. corporate parent, KUS, and does not include any of our subsidiaries, including KMT and KMS. We are operating our business as a debtor-in-possession subject to supervision and orders of the Bankruptcy Court.

2001 versus 2000

Net Sales

     Net sales for 2001 were $282.6 million, a decrease of $75.9 million from net sales of $358.5 million in 2000. The overall weak economy and related personal computer market in 2001 negatively impacted our sales volume as well as our average selling price. Unit shipments in 2001 declined by 14% in 2001, to 43.2 million disks, versus 50.2 million in 2000. Our finished disk average selling price per unit fell to $6.16 in 2001 from $6.58 in 2000. Another factor contributing to the sales decline was a $15 million reduction in sales of partially completed disks (disk substrates) for fiscal 2001 compared with fiscal 2000. We expect relatively flat to slightly higher sales volume in the first half of 2002, and continuing excess media industry capacity, which we expect to lead to continuing pricing pressure with lower average selling prices.

     In 2001, Western Digital accounted for approximately 59% of net sales. Maxtor accounted for 27% of net sales, and Seagate Technology accounted for 7% of net sales. In 2000, Western Digital accounted for approximately 50% of net sales, Maxtor accounted for 28% of net sales, and Seagate Technology accounted for 17% of net sales.

     We expect to continue to derive a substantial portion of our sales from Western Digital and Maxtor, and from a small number of other customers. The distribution of sales among customers may vary from quarter to quarter based on the match of our product capabilities with specific disk customers’ drive programs, and the success of those programs in the disk drive marketplace. However, as a result of the April 1999 acquisition of Western Digital’s media operation and the related volume purchase agreement, we expect our sales to remain highly concentrated with Western Digital.

Gross Margin

     Our overall 2001 gross loss percentage was negative 0.9% compared to a gross profit percentage of 9.8% in 2000, a decline of 10.7 points. The sales volume and average selling price declines, as discussed above, accounted for 6.1 points of the decline, and higher fixed manufacturing costs resulting from the HMT merger accounted for 4.6 points of the decline. By the third quarter of 2001, when the consolidation of our manufacturing operations was complete, fixed manufacturing costs returned to approximately pre-merger levels in fiscal 2000. Variable costs per unit were flat year over year in 2000 and 2001. However, variable costs per unit decreased in each successive quarter of 2001 due to lower input material costs and higher product yields. These quarter to quarter improvements resulted from the consolidation of manufacturing operations in Malaysia and continuous improvement of our manufacturing processes while qualifying and ramping new advanced disk products. We expect to maintain our variable cost per unit at levels similar to the second half of 2001 while continuing to advance our technology. With all of our manufacturing now being performed in Malaysia, we expect our fixed cost per unit in 2002 to vary based on changes in production volumes from the fourth quarter of 2001 levels.

Operating Expenses

     Research, development, and engineering expenses were $39.5 million in 2001, a $4.2 million increase compared to $35.3 million in 2000. Increased R&D personnel and operating expenses were required in 2001 to support the additional engineering processes and equipment from the HMT merger, and to support our expanded efforts in advanced technology. We expect R&D spending in 2002 to be similar to the 2001 level.

     Selling, general, and administrative expenses were $19.9 million in 2001, a $3.6 million increase over $16.3 million in 2000. The increase primarily reflected higher payroll and payroll related expenses, and professional service expenses associated with financial restructuring activities prior to the bankruptcy filing, which was somewhat offset by lower retention bonuses. We expect 2002 expenses to be similar to 2001 levels.

     In both 2001 and 2000, we recorded $10.2 million of amortization of intangibles associated with our acquisition of Western Digital’s media operation. See Note 15 for additional information. The remaining balance of $2.6 million at December 30, 2001 will be fully amortized by the end of the first quarter of fiscal 2002.

     In 2001 we recorded $16.9 million compared to $6.2 million in 2000 of amortization of intangibles associated with our merger with HMT. The increase reflects four quarters of amortization of intangibles from the HMT merger, compared to only one quarter of amortization in 2000. The value and amortization period of goodwill and other intangibles will be reassessed in accordance with SFAS 142, “Goodwill and Other Identifiable Intangible Assets,” a recently issued new accounting pronouncement (see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other” for further discussion.)

     We recorded restructuring charges of $7.2 million in 2001 and $5.3 million in 2000. The $7.2 million charge for 2001 reflected additional costs associated with lease obligations on equipment no longer in service, and costs for closing the former HMT facilities. The $5.3 million total for 2000 included an $8.0 million charge related to the cessation of manufacturing operations at KMT, less a net $2.7 million reversal of charges previously accrued for the 1997, 1998, and 1999 restructuring plans. See Note 12.

     We recorded impairment charges of $50.2 million in 2001 and zero in 2000. Impairment charges in 2001 included a $35.4 million write-down of the former HMT land and buildings held for sale in Eugene, Oregon, and Fremont, California in the second quarter, and an additional $10.4 million write-down on the same properties in the fourth quarter. The impairment write-downs resulted from currently-depressed market conditions for commercial real estate, and was based on an independent valuation (net of estimated selling costs). We also recorded $4.4 million of impairment charges for manufacturing equipment no longer in service in 2001.

Interest Income/Expense

     Interest income declined by $2.6 million, from $4.1 million in 2000 to $1.5 million in 2001. The decrease was due to lower average cash and investment balances during 2001.

     Interest expense increased by $109.8 million in 2001, from $45.4 million in 2000 to $155.2 million in 2001. The increase was primarily the result of the accretion of the HMT debt over approximately eight months in 2001 versus three months in 2000, and the accretion of $99.1 million in 2001 to record full face value of the HMT debt upon our default on the debt agreements. No interest expense was recorded after our Chapter 11 Bankruptcy filing on August 24, 2001.

Reorganization Costs

     Reorganization costs of $6.1 million were recorded in 2001 in connection with our Chapter 11 Bankruptcy filing. These costs primarily included a $2.3 million accretion of the remaining discount on the note payable to Western Digital to its face value, $1.9 million in professional fees, and a $1.9 million adjustment to increase liabilities subject to compromise to the amount of the Western Digital equipment lease claim. See Note 2.

Income Taxes

     In 2001, we recorded an income tax benefit of $9.4 million, which was primarily related to the expiration of the statutory periods to audit our federal and state tax returns, net of foreign withholding taxes on royalty and interest payments and foreign taxes of subsidiaries. In 2000, we recorded an income tax benefit of $5.2 million, primarily related to the expiration of a statutory period to audit our state tax returns, net of foreign withholding taxes on royalty and interest payments and foreign taxes of subsidiaries.

     The Company’s wholly-owned thin-film media operation, KMS, received a five-year extension of its initial tax holiday through June 2003 for its first plant site in Malaysia. KMS has also been granted an additional eight-year and ten-year tax holiday through December 2006 and 2008 for its second and third plant sites in Malaysia, respectively. The tax holidays had no impact on the Company’s net losses in 2001. In 2000, the tax holiday reduced the Company’s net loss by approximately $8.8 million ($0.08 per share under the basic method).

Minority Interest in Consolidated Subsidiary

     The minority interest in the net income of consolidated subsidiary during 2001 represented Kobe Steel USA Holdings Inc.’s, (Kobe USA) share of KMT’s net income. KMT recorded net income of $0.1 million in 2001 and a $12.7 million net loss (including an $8.0 million restructuring charge) in 2000.

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

     We recorded an investment in Chahaya for $12.0 million in the fourth quarter of 2000. The investment included $4.0 million for expected future cash payments and $8.0 million for facilities, facility services, and equipment. In June 2001, our investment was reduced by $4.0 million due to cancellation of the shares related to the future $4 million cash contribution. This activity, as well as additional changes in Chahaya’s equity structure, reduced our ownership percentage to 34% at the end of our 2001 fiscal year. In 2001, we recorded a $3.9 million loss as our equity share of Chahaya’s net loss.

2000 versus 1999

Net Sales

     Net sales for 2000 increased to $358.5 million, up 8% from $331.9 million in 1999. The increase was due to a combination of a 26% increase in unit sales volume and a 18% decrease in the overall average selling price. Unit shipments in 2000 were 50.2 million disks, versus 39.8 million in 1999. Shipments in 2000 included 3.3 million disks sold by HMT in the fourth quarter.

     Distribution sales of product manufactured by Asahi Komag Co., Ltd. (AKCL) were $5.6 million in 2000 compared to less than $0.1 million in 1999. Because of difficult industry conditions, AKCL was dissolved in June 2001.

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

     Amortization of intangible assets was $16.4 million in 2000, down $.9 million from $17.3 million in 1999. Fiscal year 2000 charges included $10.2 million of goodwill associated with the acquisition of assets from Western Digital, and $6.2 million of goodwill amortization associated with the HMT merger. See Notes 15 and 16 for additional information.

     We recorded restructuring/impairment charges of $5.3 million in 2000, and $188.0 million in 1999. Charges in 2000 included an $8 million charge in connection with the ceasing of the Company’s Santa Rosa manufacturing operations, plus a net $2.7 million reversal of charges previously accrued for the 1997, 1998, and 1999 restructures. Charges in 1999 included $143.7 million in restructuring charges and a $44.3 million impairment charge. The restructuring charges related primarily to the closing of the Company’s U.S. manufacturing operations. The impairment charge related to the write-down of goodwill was originally from the acquisition of Western Digital Corporation’s media operation. See Notes 12 and 13 for additional information.

Interest Income/Expense

     Interest income declined by $1.1 million (21.3%) in 2000 compared to 1999, primarily due to lower average investment balances during the first three quarters of 2000.

     Interest expense increased by $22.1 million in 2000 compared to 1999 due to several factors. We recorded $10.6 million of accretion on the value of the HMT debt in the fourth quarter of 2000. As part of the purchase price allocation associated with the HMT merger, the HMT debt was valued at its fair market value, which was $138.0 million lower than the face value of the debt. The $138.0 million discount was being accreted over the remaining life of the debt of thirteen quarters. The debt was accreted up to its face value upon default of the debt in the third quarter of 2001. We also recorded $3.0 million in interest expense on the HMT debt in the fourth quarter of 2000.

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

     The Company’s wholly-owned thin-film media operation, KMS, received a five-year extension of its initial tax holiday through June 2003, for its first plant site in Malaysia. KMS has also been granted an additional eight-year and ten-year tax holiday through December 2006 and 2008 for its second and third plant sites in Malaysia, respectively, based on achieving certain investment criteria. In 2000, the tax holiday reduced the Company’s net loss by approximately $8.8 million ($0.08 per share under the basic method). The tax holidays had no impact on the Company’s net loss in 1999.

Minority Interest in Consolidated Subsidiary

     The minority interest in the net loss of consolidated subsidiary during 2000 represented Kobe Steel USA Holdings Inc.’s, (Kobe USA) share of KMT’s net loss. KMT recorded a net loss of $12.7 million (including an $8.0 million restructuring charge) in 2000 and $1.1 million in 1999.

Equity in Unconsolidated Joint Venture

     We owned a 50% interest in AKCL and record our share of AKCL’s net income (loss) as equity in net income (loss) of unconsolidated joint venture. We recorded a loss of $1.4 million as our equity in AKCL’s loss in the first quarter of 1999. This reduced our investment in AKCL to zero. During the remainder of 1999 we did not record $2.6 million in losses, and in 2000 we did not record $17.1 million in losses, as these amounts would have reduced the net book value of the investment in AKCL below zero.

Critical Accounting Policies

     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates if our assumptions are incorrect. We believe that the following discussion addresses our most critical accounting policies. Such policies are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Allowance for Sales Returns

     We estimate our allowance for sales returns based on historical data as well as current knowledge of product quality. Historically, we have not experienced material differences between our estimated reserves for sales returns and actual results. However, it is possible that the failure rate on products sold could be higher than it has historically been, which could result in significant changes in future returns. Since estimated sales returns are recorded as a reduction in revenues, any significant difference between our estimated and actual experience or changes in our estimate would be reflected in our reported revenues in the period we determine that difference.

Allowance for Doubtful Accounts

     We record an allowance for doubtful accounts based on estimates of potential uncollectability of our accounts receivables. We specifically analyze our accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The majority of our sales and resulting accounts receivable are concentrated among a few large customers. As a result of this sales concentration, at December 30, 2001 86% of our accounts receivable was with one customer for which no allowance was provided. Historically, we have not experienced material differences between our estimated allowance for doubtful accounts and actual results. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Restructuring Liabilities

     Restructuring liabilities have been estimated and accrued based on historical data on prior costs for such activities, coupled with assumptions on expected timeframes for such activities and specific actions necessary to complete such transitions. It is possible that future costs incurred to exit related business activities could vary from historical costs, assumptions on timeframes could change or different actions may be determined necessary than assumed in our original estimates, which could result in significant changes in costs to exit certain business activities. Any significant difference between our estimated restructuring liabilities and actual experience or changes in our estimate would be reflected in our reported operating expenses in the period we determine that difference. In 2001, we increased our restructuring liabilities associated with the HMT merger by $7.2 million. We accrued the remaining lease obligations for equipment no longer in use and additional building exit costs for the property held for sale due to an extension of the estimated period to sell the property. In 2000, we reduced our restructuring liabilities by $2.7 million as actual costs associated with prior years restructuring activities were less than original estimates.

Liabilities Subject to Compromise

     We have recorded amounts for liabilities subject to compromise using judgement on the estimated allowable amounts, as prescribed by Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” The estimates for allowable amounts are based on our accounting records, discussions with creditors and amounts as documented in the Plan of Reorganization, as well as discussions with outside counsel. If we obtain new information in the future, including court orders, our estimates for allowable amounts could change. Any significant change would be reflected in our reported reorganization costs in our statement of operations in the period we determine such difference. In the fourth quarter of 2001, we increased our liabilities subject to compromise by $1.9 million related to equipment lease obligations under the Western Digital rejection claims.

Long-lived Assets and Certain Identifiable Intangible Assets

     Long-lived assets and certain identifiable intangible assets are generally evaluated for impairment on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets may be impaired or the estimated useful lives are no longer appropriate. We consider the primary indicators of impairment to include significant decreases in unit volumes, unit prices or significant increases in production costs. Periodically, we review our long-lived assets and certain identifiable intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values utilizing discounted estimates of future cash flows. Land and buildings held for sale are evaluated for impairment periodically when there are significant changes in market conditions for commercial real estate and valued based on independent valuation less estimated selling costs. Any such identified writedowns are recorded as impairment charges and included in operating expenses in the period the impairment is determined. We recorded impairment charges of $50.2 million of impairment charges in 2001, including $45.8 million on land and buildings held for sale, and $4.4 million for writedowns of equipment no longer in use.

Liquidity and Capital Resources

     Cash and cash equivalents and short-term investments were $17.8 million at the end of 2001, a $62.9 million decline from $80.7 million at the end of 2000. Based on current operating forecasts, we estimate that our cash balance is adequate to support our continuing operations for at least the next twelve months. Additionally, we have commitments from certain of our lenders to provide debtor-in-possession financing, should we require it, and exit financing on our emergence from Chapter 11 in the amount of $15.0 million. Our forecasts and the exit financing agreement are contingent on our emergence from our Chapter 11 case. If we are unsuccessful in obtaining confirmation of the Plan of Reorganization, creditors or equity holders may seek other alternatives for us, which may include soliciting bids for our company through an auction process, or possible liquidation of our assets. In a liquidation, all creditors would be paid prior to any distribution to shareholders.

     Consolidated operating activities used $23.0 million in cash in 2001. The primary components of this change include the following:

•	The 2001 net loss of $296.4 million (net of non-cash depreciation and amortization of $96.0 million, non-cash accretion and amortization of interest on debt of $130.9 million, non-cash restructuring and impairment charges of $57.4 million, and other net non-cash credits of $4.6 million) resulted in a $16.7 million net use of cash.

•	Reorganization charges of $6.1 million included $2.3 million in accretion of discount on the note payable to related party, $1.9 million in accrued professional fees, and a $1.9 million adjustment to liabilities subject to compromise.

•	The accounts receivable decrease of $15.6 million was a direct result of the corresponding decline in 2001 net sales.

•	The inventory decrease of $9.7 million was due to the overall slowdown in manufacturing operations resulting from the economic downturn, and from continuing improvements in our inventory management practices.

•	The accounts payables decrease of $10.8 million primarily reflected lower raw materials purchases.

•	Restructuring liabilities associated with the HMT merger used $14.2 million, primarily for severance and notification pay, as well as payments for building exit activities. Other restructuring activity used $5.4 million for severance costs and building exit activities.

•	Other liabilities used $2.0 million, primarily for facilities and facility services paid in accordance with our agreement with Chahaya

•	Remaining operating assets and liabilities used $5.3 million in cash, reflecting lower payroll-related accruals and lower interest payable resulting from the Chapter 11 filing.

     Investing activities used $15.7 million in cash. Acquisitions of property, plant, and equipment used $25.7 million, and net proceeds from short-term investments provided $9.3 million. Other investing activities provided $0.7 million in cash.

     Financing activities used $14.8 million in cash. The payment of debt in 2001 used $15.0 million and the sale of common stock provided $0.2 million.

     Working capital increased by $199.7 million in 2001, primarily due to the reclassification of our senior debt and other liabilities to liabilities subject to compromise. Current assets (including the declines in cash, receivables, and inventories discussed above) declined by $92.0 million. However, current liabilities declined by $291.7 million during 2001. This decline primarily reflected the reclassification of $206.9 million of senior unsecured debt to liabilities subject to compromise, the decrease in accounts payable discussed above, and the restructuring-related cash payments and reclassification discussed above.

     Current noncancellable capital purchase commitments total approximately $3.1 million. Total capital expenditures for 2002 are currently planned at approximately $20.0 million. The 2002 capital spending plan includes costs primarily for projects designed to improve yield and productivity, as well as costs to improve equipment capability for the manufacture of advanced products. In addition, we plan to install additional manufacturing equipment in Malaysia from the former HMT facilities if our sales volumes increase in the second half of the year and the equipment is required.

     We lease certain research and administrative facilities under operating leases that expire at various dates between 2004 and 2007. Certain of these leases include renewal options varying from five to twenty years. At December 30, 2001, the future minimum commitments for non-cancelable operating facility leases and a sublease that we have not rejected or we do not intend to reject pursuant to the Bankruptcy Code (see Note 2), are as follows (in thousands):

	Minimum
	Lease	Sublease
	Payments	Income

2002	$3,507	$1,450
2003	3,509	1,494
2004	3,458	1,539
2005	3,308	1,585
2006	3,308	1,633
Thereafter	636	414

	$17,726	$8,115

     In June 2000, we replaced our credit facilities with a senior unsecured loan restructure agreement with our lenders, and a separate subordinated unsecured convertible debt agreement with other creditors. As a result, we have $201.7 million in senior unsecured bank debt outstanding that matured on June 30, 2001, and $9.3 million of convertible debt that was originally scheduled to mature in 2005. In addition, we have a note payable to Western Digital with a principal balance of $30.1 million that was originally scheduled to mature in April 2002. Also, we have outstanding $230.0 million of HMT’s convertible debt that was originally scheduled to mature in 2004. We did not pay interest on the HMT subordinated notes when they became due on July 15, 2001, and our failure to pay our senior bank debt when it became due caused a default under the HMT subordinated notes as of July 30, 2001.

     As of August 24, 2001 (the petition date for reorganization under Chapter 11), the aforementioned debts remained outstanding, and were reclassified to liabilities subject to compromise. The repayment of this indebtedness is subject to the Plan of Reorganization. Through August 24, 2001, unpaid accrued interest on the aforementioned debt was $17.3 million. Contractual interest expense on the indebtedness from August 25, 2001 to December 30, 2001, was $11.7 million. This expense was not recorded.

Other

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141) on “Business Combinations,” and SFAS 142 on “Goodwill and Other Intangible Assets.” SFAS 141 is effective for any business combinations initiated after June 30, 2001, and also includes the criteria for the recognition of intangible assets separately from goodwill. SFAS 142 is effective for fiscal years beginning after December 15, 2001, and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. Under the adoption of SFAS 142, the Company will be required to perform a transitional impairment analysis of its goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

     At the beginning of fiscal 2002, the date of adoption of SFAS 142, we had unamortized goodwill and other intangibles in the amount of $90.2 million ($83.5 million pertains to goodwill) which will be subject to the transition provisions of SFAS 142. We are in the process of having an independent appraisal performed as a basis for determining the value of goodwill and other intangible assets. As a result, we expect to record a transitional impairment loss in the range of $60 million to $84 million in the first half of 2002. Amortization expense related to goodwill was $22.8 million, $12.2 million and $16.1 million for the fiscal years ended 2001, 2000 and 1999, respectively. After adoption of SFAS 142, any remaining goodwill balance will not be amortized.

     In June 2001, the FASB issued SFAS 143 “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS 143 to have a material impact on its financial position or results of operations.

     In October 2001, the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 144 to have a material impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks, including foreign currency exchange rates. We currently do not utilize derivative financial instruments to hedge such risks.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $0.2 million decrease (less than 1%) in the fair value of our available-for-sale securities.

     A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, a large portion of our payroll, certain operating expenses and capital purchases are transacted in other currencies, primarily Malaysian ringgit. Since late 1998, the ringgit has been pegged at a conversion rate of 3.8 Malaysian ringgit to the U.S. dollar. If the pegging is lifted in the future, we will evaluate whether or not we will enter any hedging contracts for the Malaysian ringgit. Based on 2001 expenses that were denominated in Malaysian ringgit, an adverse change in exchange rates (defined as a 20% fluctuation in the Malaysian ringgit to U.S. dollar rate) would result in an increased loss before taxes of approximately $8.1 million.

     As of December 30, 2001, our debt is not subject to financial market risk due to our Chapter 11 Bankruptcy filing in August, 2001. The debt is included in liabilities subject to compromise on the balance sheet (see Note 2).

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KOMAG, INCORPORATED
(DEBTOR-IN-POSSESSION)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF KPMG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Komag, Incorporated

     We have audited the accompanying consolidated balance sheet of Komag, Incorporated and subsidiaries (the Company) as of December 30, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Komag, Incorporated and subsidiaries as of December 30, 2001, and the results of their operations and their cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. In addition, Komag, Incorporated filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court on August 24, 2001. Although the Company is currently operating their business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of their business as a going concern is contingent upon, among other things, the Company’s ability to gain confirmation of Komag, Incorporated’s Plan of Reorganization by the Bankruptcy Court and ultimately, to achieve profitable operations and positive cash flow. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

KPMG LLP

Mountain View, California
January 22, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Komag, Incorporated

     We have audited the accompanying consolidated balance sheet of Komag, Incorporated as of December 31, 2000 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2000. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2000 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Komag, Incorporated at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended December 31, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming that Komag, Incorporated will continue as a going concern. As more fully described in Note 1, the Company has incurred recent operating losses and has filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Ernst & Young LLP

San Jose, California
January 29, 2001

KOMAG, INCORPORATED
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended

	2001	2000	1999

Net sales to unrelated parties	$116,298	$175,957	$148,299
Net sales to related parties	166,315	182,506	183,647

Net sales	282,613	358,463	331,946
Cost of sales	285,069	323,475	354,655

Gross profit (loss)	(2,456)	34,988	(22,709)
Operating expenses:
Research, development, and engineering	39,546	35,309	44,254
Selling, general, and administrative	19,929	16,251	18,889
Amortization of intangible assets	27,081	16,430	17,272
Restructuring/impairment charges	57,430	5,293	187,965

	143,986	73,283	268,380

Operating loss	(146,442)	(38,295)	(291,089)
Other income (expense):
Interest income	1,528	4,085	5,189
Interest expense (contractual interest expense was $166,859, $45,428, and $23,319 in 2001, 2000, and 1999, respectively)	(155,192)	(45,428)	(23,319)
Other income, net	4,286	72	1,552

	(149,378)	(41,271)	(16,578)

Loss before reorganization costs, income taxes, minority interest, equity in net loss of unconsolidated company, and extraordinary gain	(295,820)	(79,566)	(307,667)
Reorganization costs, net	6,066	—	—
Benefit from income taxes	(9,433)	(5,188)	(25,808)

Loss before minority interest, equity in net loss of unconsolidated company, and extraordinary gain	(292,453)	(74,378)	(281,859)
Minority interest in net income (loss) of consolidated subsidiary	18	(2,548)	(212)
Equity in net loss of unconsolidated company	(3,924)	—	(1,402)

Loss before extraordinary gain	(296,395)	(71,830)	(283,049)
Extraordinary gain	—	3,772	—

Net loss	$(296,395)	$(68,058)	$(283,049)

Basic and diluted loss per share before extraordinary gain	$(2.65)	$(0.93)	$(4.54)

Basic and diluted extraordinary gain per share	$—	$0.05	$—

Basic and diluted net loss per share	$(2.65)	$(0.88)	$(4.54)

Number of shares used in basic and diluted per share computations	111,882	77,177	62,291

See notes to consolidated financial statements.

KOMAG, INCORPORATED
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

ASSETS

	Fiscal Year End

	2001	2000

Current assets
Cash and cash equivalents	$17,486	$71,067
Short-term investments	335	9,597
Accounts receivable (including $23,905 and $19,498 from related parties in 2001 and 2000, respectively) less allowances of $2,593 and $5,348 in 2001 and 2000, respectively	25,148	40,243
Inventories	11,766	21,442
Prepaid expenses and deposits	1,878	6,299

Total current assets	56,613	148,648
Investment in unconsolidated company	4,076	12,000
Property, plant, and equipment, net	232,256	284,518
Land and buildings held for sale	24,600	70,355
Goodwill and other intangible assets, net	90,185	117,359
Deposits and other assets	120	181

	$407,850	$633,061

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Current portion of long-term debt	$—	$216,740
Trade accounts payable	13,376	29,014
Accounts payable to related parties	1,627	2,487
Accrued compensation and benefits	7,585	13,866
Other liabilities	1,763	18,710
Other liabilities due to related party	6,583	12,000
Restructuring liabilities associated with merger	1,363	17,927
Other restructuring liabilities	1,008	14,277

Total current liabilities	33,305	325,021
Long-term note payable to related party	—	25,649
Convertible subordinated debt	—	111,896
Deferred income taxes	1,003	11,813
Other long-term liabilities	910	5,441

Total liabilities not subject to compromise	35,218	479,820
Liabilities subject to compromise	516,173	—
Minority interest in consolidated subsidiary	1,398	1,380
Commitments
Stockholders’ equity (deficit)
Preferred stock, $0.01 par value per share:
Authorized - 1,000 shares in 2001 and 2000, respectively
Common stock, $0.01 par value per share:
Authorized - 250,000 shares in 2001 and 2000, respectively
Issued and outstanding - 111,925 and 111,630 shares in 2001 and 2000, respectively	1,119	1,116
Additional paid-in capital	586,304	586,133
Accumulated deficit	(732,362)	(435,967)
Accumulated other comprehensive income	—	579

Total stockholders’ equity (deficit)	(144,939)	151,861

	$407,850	$633,061

See notes to consolidated financial statements.

KOMAG, INCORPORATED
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended

	2001	2000	1999

Operating Activities
Net loss	$(296,395)	$(68,058)	$(283,049)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization on property, plant, and equipment	68,925	75,064	92,634
Amortization of intangible assets	27,081	16,430	17,272
Extraordinary gain	—	(3,772)	—
Provision for doubtful accounts receivable	(473)	(236)	(404)
Interest accrual on long-term note payable to related party	3,196	4,312	—
Accretion and amortization of interest on debt	130,861	14,630	—
Equity in net loss of unconsolidated company	3,924	—	1,402
Realized gain on liquidation of subsidiary	(579)	—	—
Loss on disposal of equipment, net	146	3,615	424
Impairment charge related to goodwill	—	—	44,348
Restructuring/impairment charges related to property, plant, and equipment	57,430	—	98,548
Deferred income taxes	(10,810)	(6,859)	(28,403)
Deferred rent	—	147	(1,890)
Minority interest in net income (loss) of consolidated subsidiary	18	(2,548)	(212)
Changes in operating assets and liabilities:
Accounts receivable	19,975	3,126	32,803
Accounts receivable from related parties	(4,407)	6,473	(25,459)
Inventories	9,676	15,103	12,771
Prepaid expenses and deposits	1,452	(3,537)	1,091
Trade accounts payable	(9,984)	(1,220)	(5,800)
Accounts payable to related parties	(860)	468	171
Accrued compensation and benefits	(6,281)	(2,830)	(5,496)
Other liabilities	(788)	(13,848)	(4,067)
Other liabilities due to related party	(1,244)	—	—
Restructuring liabilities associated with merger	(14,174)	—	—
Other restructuring liabilities	(5,367)	(13,013)	21,362
Liabilities subject to compromise	(425)	—	—

	(29,103)	23,447	(31,954)
Reorganization costs, net	6,066	—	—

Net cash provided by (used in) operating activities	(23,037)	23,447	(31,954)

Investing Activities

Acquisition of property, plant and equipment	(25,673)	(29,266)	(32,017)
Purchases of short-term investments	(5,777)	(8,104)	(9,590)
Proceeds from short-term investments at maturity	15,039	20,201	5,180
Proceeds from disposal of property, plant and equipment	539	1,384	2,240
Deposits and other assets	154	1,596	58
Merger of business, net of cash	—	23,282	—

Net cash provided by (used in) investing activities	(15,718)	9,093	(34,129)

Financing Activities

Payment of debt	(15,000)	(30,000)	—
Proceeds from sale of common stock, net of issuance costs	174	3,411	3,382

Net cash provided by (used in) financing activities	(14,826)	(26,589)	3,382

Increase (decrease) in cash and cash equivalents	(53,581)	5,951	(62,701)
Cash and cash equivalents at beginning of year	71,067	65,116	127,817

Cash and cash equivalents at end of year	$17,486	$71,067	$65,116

Supplemental disclosure of cash flow information
Cash paid for interest	$14,703	$25,638	$20,159
Cash paid (refunded) for income taxes	$27	$(726)	$(39)

See notes to consolidated financial statements.

KOMAG, INCORPORATED
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at January 3, 1999	53,887	$539	$407,549	$(84,860)	$579	$323,807
Net loss and comprehensive loss				(283,049)		(283,049)
Common stock issued under Asset Purchase Agreement	10,783	108	34,465			34,573
Common stock issued under stock option and purchase plans	1,205	12	3,370			3,382

Balance at January 2, 2000	65,875	659	445,384	(367,909)	579	78,713
Net loss and comprehensive loss				(68,058)		(68,058)
Common stock issued in connection with merger	42,775	428	134,593			135,021
Issuance of warrants for debt restructure			2,774			2,774
Common stock issued under stock option and purchase plans, and private placement	2,980	29	3,382			3,411

Balance at December 31, 2000	111,630	1,116	586,133	(435,967)	579	151,861
Net loss and comprehensive loss				(296,395)		(296,395)
Realized gain on liquidation of subsidiary					(579)	(579)
Common stock issued under stock option and purchase plans	295	3	171			174

Balance at December 30, 2001	111,925	$1,119	$586,304	$(732,362)	$—	$(144,939)

See notes to consolidated financial statements.

KOMAG, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

     Basis of Presentation: The consolidated financial statements include the accounts of the Company, its wholly-owned and majority-owned subsidiaries (see Note 14), and equity in an unconsolidated company (see Note 17). All significant intercompany accounts and transactions have been eliminated in consolidation.

     As discussed in Note 2, Komag, Incorporated (KUS) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on August 24, 2001 (the “Petition Date”). The petition was filed with the United States Bankruptcy Court for the Northern District of California. The petition affects only the Company’s U.S. corporate parent, KUS, and does not include any of its subsidiaries, including Komag Material Technology (KMT), and Komag USA (Malaysia) Sdn (KMS). KUS is operating its business as a debtor-in-possession.

     The consolidated financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities and commitments in the normal course of business. As a result of the Company’s recurring losses from operations and net capital deficiency, and the Chapter 11 Bankruptcy and related circumstances, including the Company’s substantial debt, realization of assets and liquidation of liabilities are subject to significant uncertainty. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern depends on, among other things, its ability to: 1) gain approval of the Plan of Reorganization by the Bankruptcy Court; and 2) maintain business and financial operations consistent with those expected in the Company’s Plan of Reorganization (see Note 2).

     While operating as a debtor-in-possession, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, the Plan or Reorganization could materially change the amounts and classifications reported in the consolidated financial statements.

     In connection with the Chapter 11 Bankruptcy, the Company is required to prepare its consolidated financial statements as of December 30, 2001 in accordance with Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants. In accordance with SOP 90-7, all of the Company’s pre-petition liabilities that are subject to compromise under the proposed Plan of Reorganization (as defined in Note 2) are segregated in the Company’s consolidated balance sheet as “liabilities subject to compromise.” These liabilities are recorded at the amounts expected to be allowed as claims in the Chapter 11 case rather than at the estimated amounts for which those allowed claims may be settled as a result of the approved Plan of Reorganization.

     As of the effective date of the Plan of Reorganization, the Company expects to adopt “fresh start” reporting as defined in SOP 90-7. In accordance with “fresh start” reporting, the reorganization value of the Company will be allocated to the emerging entity’s specific tangible and identified net intangible assets based on their fair values. Excess reorganization value, if any, will be reported as “reorganization value in excess of amounts allocable to identifiable assets.” As a result of the adoption of such “fresh start” reporting, the Company’s post-emergence (“successor”) financial statements will not be comparable with its pre-emergence (“predecessor”) financial statements including the historical consolidated financial statements included in this annual report.

     Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

     Fiscal Year: The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The years ended December 30, 2001, December 31, 2000, and January 2, 2000, are referred to in the consolidated financial statements as fiscal 2001, 2000, and 1999 respectively, and were each comprised of 52 weeks.

     Cash Equivalents: The Company considers as a cash equivalent any highly-liquid investment that matures within three months of its purchase date.

     Short-Term Investments: The Company invests its excess cash in high-quality, short-term debt instruments. None of the Company’s debt security investments have maturities greater than one year. At December 30, 2001, all short-term investments are designated as available for sale. Interest and dividends on the investments are included in interest income.

     The following is a summary of the Company’s investments by major security type at amortized cost, which approximates fair value:

	Fiscal Year Ended

	2001	2000

	(in thousands)
Municipal auction rate certificates	$—	$28,500
Corporate debt securities	6,874	17,153
Mortgage-backed securities	—	13,991
Government-backed securities	5,350	8,045

	$12,224	$67,689

Amounts included in cash and cash equivalents	$11,889	$58,092
Amounts included in short-term investments	335	9,597

	$12,224	$67,689

     There were no realized gains or losses on the Company’s investments during fiscal 2001, as all investments were held to maturity. The Company utilizes zero-balance accounts and other cash management tools to invest all available funds, including bank balances in excess of book balances.

     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following:

	Fiscal Year Ended

	2001	2000

	(in thousands)
Raw material	$5,232	$8,883
Work in process	1,608	5,778
Finished goods	4,926	6,781

	$11,766	$21,442

     Property, Plant, and Equipment: Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. The estimated useful life of the Company’s buildings is thirty years. Furniture and equipment are generally depreciated over three to five years, and leasehold improvements are amortized over the shorter of the lease term or their estimated useful life. Land and buildings acquired as part of the HMT merger which are available for sale, are valued at their estimated fair value less estimated costs to sell of $24.6 million as of December 30, 2001. The fair value was determined based on an independent valuation.

     Property, plant, and equipment consists of the following:

	Fiscal Year Ended

	2001	2000

	(in thousands)
Land	$7,785	$7,785
Buildings	163,333	136,149
Leasehold improvements	30,786	31,931
Furniture	7,549	7,517
Equipment	474,662	497,233

	684,115	680,615
Less allowances for depreciation and amortization	(451,859)	(396,097)

	$232,256	$284,518

     Long-lived assets and certain identifiable intangible assets: Long-lived assets and certain identifiable intangible assets are generally evaluated for impairment on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets may be impaired or the estimated useful lives are no longer appropriate. The Company considers the primary indicators of impairment to include significant decreases in unit volumes, unit prices or significant increases in production costs. Periodically, the Company reviews its long-lived assets and certain identifiable intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event that such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values utilizing discounted estimates of future cash flows. The discount rate used is based on the estimated incremental borrowing rate at the date of the event that triggers the impairment. Land and buildings held for sale are evaluated for impairment periodically when there are significant changes in market conditions for commercial real estate, and carried at amounts based on independent valuation less estimated selling costs.

     Revenue Recognition: The Company records sales upon shipment, at which point the title transfers, and provides an allowance for estimated returns of defective products based on historical data as well as current knowledge of product quality.

     Shipping and Handling Costs: Shipping and handling costs associated with manufactured product are charged to cost of sales as incurred.

     Research and Development: Research and development costs are expensed as incurred.

     Stock-Based Compensation: The Company accounts for employee stock-based compensation using the intrinsic-value method, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost is recorded on the date of grant to the extent that the fair value of the underlying share of common stock exceeds the exercise price for a stock option or the purchase price for a share of common stock. During the period from 1999 through 2001, the Company did not record stock-based compensation expense for stock options issued to employees, as the exercise prices of stock options granted were equal to the fair value of the stock on the date of grant. Pursuant to SFAS No. 123, Accounting for Stock-Based

Compensation, the Company discloses the pro forma effect of using the fair value method of accounting for employee stock-based compensation arrangements.

     Income Taxes: The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax laws expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period that includes the enactment date.

     Loss Per Share: The Company determines loss per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per Share.

	Fiscal Year Ended

	2001	2000	1999

	(in thousands, except per share amounts)
Numerator: Loss before extraordinary gain	$(296,395)	$(71,830)	$(283,049)

Denominator: Basic and diluted weighted-average shares	111,882	77,177	62,291

Basic and diluted loss per share before extraordinary gain	$(2.65)	$(0.93)	$(4.54)

     Potential incremental common shares attributable to the future exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) of 264,000, 437,000, and 442,000, for 2001, 2000, and 1999, respectively, were not included in the diluted net loss per share before extraordinary gain computation because the effect would have been anti-dilutive.

     Potential incremental common shares attributable to the exercise of outstanding warrants (assuming proceeds would be used to purchase treasury stock) of zero for 2001 and 177,000 for 2000 were not included in the diluted net loss per share before extraordinary gain computation because the effect would have been anti-dilutive. There were no warrants outstanding during 1999.

     Potential incremental common shares attributable to conversion of convertible debt of 12,474,000 for 2001 and 4,358,000 for 2000 were not included in the diluted net loss per share before extraordinary gain computation because their effect would have been anti-dilutive. There was no convertible debt outstanding during 1999.

     Comprehensive Income (Loss): Comprehensive losses for all periods presented reflect the adoption of SFAS No. 130, Reporting Comprehensive Income. Accumulated other comprehensive income is comprised entirely of accumulated translation adjustments.

     Recent Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 is effective for any business combinations initiated after June 30, 2001, and also includes the criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and will require that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed, and the remaining amortization periods adjusted accordingly. Under the adoption of SFAS No. 142, the Company will be required to perform a transitional impairment analysis of its goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations. At the beginning of fiscal 2002, the date of adoption of SFAS No. 142, the Company has unamortized goodwill and other intangibles in the amount of $90.2 million which will be subject to the transition provisions of SFAS No. 142 ($83.5 million pertains to goodwill). The Company is in the process of having an independent appraisal performed as a basis for determining the value of goodwill and other intangible assets. As a result, the Company expects to record a transitional impairment loss in the range of $60 million to $84 million in the first half of 2002. Amortization expense related to goodwill was $22.8 million, $12.2 million and $16.1 million for the fiscal years ended 2001, 2000 and 1999, respectively. After adoption of SFAS No. 142, any remaining goodwill balance will not be amortized.

     In June 2001, the FASB issued SFAS No. 143 Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial position or results of operations.

     Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2. Reorganization Under Chapter 11 of the United States Bankruptcy Code

     On August 24, 2001, Komag, Incorporated filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Company has continued operations since the petition date, and expects to continue its operations during and after the Chapter 11 bankruptcy proceedings.

     The Company filed a proposed Plan of Reorganization (the Plan) on September 21, 2001, which it amended on November 9, 2001, and by which it intends to satisfy and discharge the claims underlying the liabilities discussed below. As amended, the proposed Plan, which must be confirmed by the Bankruptcy Court, currently has the support of creditors holding more than one-half, or approximately $275 million, of the Company’s estimated outstanding debt. The Company has received affirmative votes from seven of the nine classes voting on the Plan. The Plan was rejected by the Subordinated Notes Claims and Stockholder classes. As a result of the vote by the Company’s stockholders, there will be no distribution to stockholders when the Company emerges from bankruptcy.

     The Company continues to pursue diligently the steps necessary to emerge from its Chapter 11 bankruptcy proceedings. Proceedings regarding Plan confirmation are scheduled to take place over the next several months. The proposed Plan may be modified materially before it is confirmed by the Bankruptcy Court.

     The accompanying consolidated statements of operations reflect certain reorganization costs, including professional fees and accretion to full value of the note payable to a related party. Interest expense on the Company’s senior bank debt, subordinated convertible notes, subordinated unsecured convertible debt, and note payable has been recorded up to the petition date. Such interest expense has not been recorded subsequent to that date because it will not be paid, and will not be an allowed claim under the Plan. The difference between recorded interest expense and stated contractual interest expense was $11.7 million for the period from August 25 through December 30, 2001.

     In accordance with SOP 90-7, a significant portion of the Company’s outstanding debt, related accrued interest, and pre-petition accounts payable is classified as “liabilities subject to compromise” at December 30, 2001. Comparable items in the prior year have not been reclassified to the presentation required by SOP 90-7. See below for a complete description of liabilities subject to compromise.

     The accompanying consolidated financial statements include the consolidated financial position and results of operations of all of the Company’s entities, including KUS. The following condensed financial statements reflect the financial position and results of operations of KUS only, using the equity method of accounting for reporting the results of operations of all subsidiaries of the Company which are not debtors in the Chapter 11 bankruptcy proceedings.

Komag, Incorporated (KUS)

Debtor-In-Possession

Condensed Statement of Operations

(In Thousands)

Fiscal Year Ended
2001

Net sales	$31,780
Cost of sales	71,281

Gross loss	(39,501)
Operating Expenses:
Research, development, and engineering	27,767
Selling, general, and administrative	15,738
Amortization of intangible assets	16,860
Restructuring/impairment charges	55,420

Operating loss	(155,286)
Other income (expense):
Interest income	1,199
Interest expense (contractual interest expense was $166,859)	(155,192)
Intercompany income from non-debtor subsidiaries, net	94,864
Other income, net	3,541

Loss before reorganization costs, income taxes, equity in net loss of unconsolidated company, and non-debtor subsidiaries	(210,874)
Reorganization costs, net	6,066
Benefit from income taxes	(9,154)

Loss before equity in net loss of unconsolidated company	(207,786)
Equity in net loss of unconsolidated company	(3,924)
Equity in net loss of non-debtor subsidiaries	(84,685)

Net loss	$(296,395)

Komag, Incorporated (KUS)

Debtor-In-Possession

Condensed Balance Sheet

(In Thousands)

Fiscal Year-End
2001

ASSETS
Current assets
Cash and cash equivalents	$5,900
Accounts receivable, net	1,280
Intercompany receivables from non-debtor subsidiaries, net	37,355
Inventories	636
Prepaid expenses and deposits	1,236

Total current assets	46,407
Investment in non-debtor subsidiaries	8,932
Investment in unconsolidated company	4,076
Long-term intercompany receivables from non-debtor subsidiaries	191,576
Property, plant and equipment, net	26,172
Land and buildings held for sale	24,600
Goodwill and other intangible assets, net	87,630
Deposits and other assets	48

$389,441

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Trade accounts payable	$1,903
Accrued compensation and benefits	5,075
Other liabilities	1,370
Other liabilities due to related party	6,583
Restructuring liabilities associated with merger	1,363

Total current liabilities	16,294
Deferred income taxes	1,003
Other long-term liabilities	910

Total liabilities not subject to compromise	18,207
Liabilities subject to compromise	516,173
Stockholders’ deficit	(144,939)

$389,441

Komag, Incorporated (KUS)

Debtor-In-Possession

Condensed Statement of Cash Flows

(In Thousands)

Fiscal Year Ended
2001

Operating Activities
Net loss	$(296,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization on property, plant, and equipment	9,489
Amortization of intangible assets	16,860
Provision for doubtful accounts receivable	(933)
Interest accrual on long-term note payable to related party	3,196
Accretion and amortization of interest on debt	130,861
Equity in net loss of unconsolidated company	3,924
Equity in net loss of non-debtor subsidiaries	84,685
Gain on disposal of equipment	(14)
Gain on transfer of equipment to non-debtor subsidiaries	(266)
Restructuring/impairment charges related to property, plant, and equipment	55,420
Deferred income taxes	(10,425)
Changes in operating assets and liabilities:
Accounts receivable	12,626
Accounts receivable from related parties	(150)
Inventories	5,458
Prepaid expenses and deposits	1,350
Trade accounts payable	1,630
Intercompany balances with non-debtor subsidiaries, net	(52,166)
Accrued compensation and benefits	(5,173)
Other liabilities	(13)
Other liabilities due to related party	(1,244)
Restructuring liabilities associated with merger	(14,174)
Other restructuring liabilities	(1,445)
Liabilities subject to compromise	(425)

(57,324)
Reorganization costs, net	6,066

Net cash used in operating activities	(51,258)

Investing Activities

Acquisition of property, plant and equipment	(1,193)
Purchases of short-term investments	(3,209)
Proceeds from short-term investments at maturity	11,534
Proceeds from disposal of property, plant and equipment	516
Proceeds from transfer of property, plant, and equipment to non-debtor subsidiaries	1,608
Deposits and other assets	156

Net cash provided by investing activities	9,412

Financing Activities

Payment of debt	(15,000)
Sale of common stock, net of issuance costs	174

Net cash used in financing activities	(14,826)

Decrease in cash and cash equivalents	(56,672)
Cash and cash equivalents at beginning of year	62,572

Cash and cash equivalents at end of year	$5,900

     As part of the Bankruptcy Filing, the Company has rejected certain leases and contracts, and intends to reject additional leases and contracts as allowed by the Bankruptcy Code. Certain of the leases that the Company already has rejected or intends to reject have previously been accounted for as part of restructuring plans in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations, and EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). Consequently, the Company has reclassified the merger and restructuring related accruals for these leases to “liabilities subject to compromise.” In addition, in the fourth quarter of 2001 the Company increased its liability to Western Digital related to equipment lease obligations by $1.9 million to the estimated amount of the claim.

     The amounts for Chapter 11 related reorganization costs included in the consolidated and condensed debtor-in-possession statements of operations consist of the following for the year ended December 30, 2001 (in thousands):

Accretion of discount on note payable to related party	$2,270
Adjustment to liabilities subject to compromise related to equipment lease obligations	1,929
Professional fees	1,876
U.S. Trustee fees	10
Other	(19)

$6,066

     Liabilities included in the condensed and consolidated debtor-in-possession balance sheet at December 30, 2001, which are subject to compromise under the terms of the Plan of Reorganization, are summarized as follows (in thousands):

Priority tax claims	$1,729
Loan restructure agreement claims	206,880
Western Digital note claim	33,675
Western Digital rejection claims	11,262
Convertible notes claims	10,193
Subordinated notes claims	238,195
General unsecured claims	14,239

Total liabilities subject to compromise	$516,173

     The above balance sheet amounts represent the Company’s estimate of known or potential pre-petition claims. Pursuant to the Bankruptcy Code, schedules have been filed by KUS with the Bankruptcy Court setting forth its assets and liabilities. Differences between amounts recorded by KUS and claims filed by creditors are being investigated and resolved as part of the Chapter 11 bankruptcy proceedings. Such claims remain subject to future adjustment. Any such adjustments would increase or decrease the liabilities subject to compromise and reorganization costs in the period in which they become known. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, and rejection of executory contracts, unexpired leases and proofs of claim. Payment terms for these amounts will be established in connection with the Chapter 11 bankruptcy proceedings.

     Liabilities subject to compromise are explained as follows:

•	Priority tax claims — reflect the liability for property, sales, and income taxes that were unpaid as of August 24, 2001.

•	Loan restructure agreement claims — reflect the outstanding $201.7 million principal balance of the senior unsecured bank debt. In June 2000, the Company entered into a senior unsecured loan restructure agreement with its senior lenders. Under the loan restructure agreement, the bank debt became due and payable on June 30, 2001. This debt bore interest at the prime interest rate plus 1.25%, and required principal payments of $7.5 million a quarter. The amount also includes accrued interest of $4.4 million through August 24, 2001, and $0.8 million for reimbursement of professional advisory expenses.

•	Western Digital note claim — reflects a note to Western Digital in the principal amount of $30.1 million in connection with the purchase of the assets of Western Digital’s media operation in April 1999. The note bears interest at 4.9% and was originally due in April 2002 and was subordinated to the Company’s senior bank debt. The amount includes $3.6 million in accrued interest through August 24, 2001.

•	Western Digital rejection claims — reflect the liability for all unused equipment leases in connection with the closure of the media operation acquired from Western Digital in April 1999.

•	Convertible notes claims — reflect the outstanding $9.3 million of subordinated unsecured convertible debt that was scheduled to mature in 2005. This convertible debt was issued in June 2000 as part of the restructuring of the senior bank debt. The convertible notes originally bore interest of 8%, payable on the maturity date of the convertible notes. The claim amount includes $0.9 million in accrued interest through August 24, 2001.

•	Subordinated notes claims — reflect the outstanding $230.0 million in subordinated convertible notes assumed in the merger with HMT Technology Corporation. The HMT notes originally bore interest at 53/4% payable semiannually on January 15 and July 15, were convertible into shares of common stock of the Company at a conversion price of $26.12, and were scheduled to mature in January 2004. The Company has not paid the interest on the HMT notes that was due on July 15, 2001. This amount includes $8.3 million in accrued interest through August 24, 2001.

•	General unsecured claims — reflect the liability for: 1) all materials and services that were received by KUS but unpaid as of August 24, 2001; 2) remaining lease payments for unused equipment leased by HMT; and 3) unpaid severance costs as of August 24, 2001.

     The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, and certain other pre-petition claims. The pre-petition liabilities that have been approved for payment by the Bankruptcy Court are excluded from “liabilities subject to compromise.”

Note 3. Segment and Geographic Information

     The Company operates in one business segment, which is the development, production, and marketing of high-performance thin-film media for use in hard disk drives. The Company primarily sells to original equipment manufacturers in the rigid disk drive market.

     The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information on January 3, 1999. SFAS 131 establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS No. 131, the Company’s operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to chief operating decision-makers of the Company.

     Summary information for the Company’s operations by geographic location is as follows:

	Fiscal Year Ended

	2001	2000	1999

	(in thousands)
Net sales:
To customers from US operations	$22,141	$37,708	$115,554
To customers from Malaysian operations	260,472	320,755	216,392
Intercompany from Malaysian operations	72,084	77,559	73,201
Intercompany from US operations	18,956	36,191	31,945

	373,653	472,213	437,092
Intercompany eliminations	(91,040)	(113,750)	(105,146)

Total net sales	$282,613	$358,463	$331,946

Operating loss:
US operations	$(67,569)	$(42,309)	$(204,172)
Malaysian operations	(78,873)	4,014	(86,917)

Total operating loss	$(146,442)	$(38,295)	$(291,089)

Long-lived assets:
US operations	$139,595	$214,678	$55,690
Malaysian operations	207,566	257,735	283,307

Total long-lived assets	$347,161	$472,413	$338,997

     External sales by geographic location, which is determined by the customers’ sold-to address, are as follows:

	Fiscal Year Ended

	2001	2000	1999

	(in thousands)
Malaysia	$168,384	$190,168	$162,635
Singapore	94,138	137,392	149,344
US	13,732	25,168	16,570
All Other Asian Countries	6,308	5,735	2,426
Europe	51	—	971

Total net sales	$282,613	$358,463	$331,946

Note 4. Concentration of Customer and Supplier Risk

     The majority of the Company’s sales are derived from a relatively small number of customers, resulting in a concentration of credit risk with respect to trade receivables. The Company performs ongoing credit evaluations of its customers, and generally requires no collateral. Based on management’s evaluation of potential credit losses, the Company believes its allowance for doubtful accounts is adequate. The Company had one customer that accounted for $ 23.8 million of its accounts receivable as of December 30, 2001, or 59% of its net sales for the year then ended. A second customer accounted for $3.2 million of the Company’s accounts receivable as of December 30, 2001, or 27% of sales for the year ended.

     The Company’s customers are concentrated in the disk drive industry. Accordingly, the Company’s future success depends on the buying patterns of these customers and the continued demand by these customers for the Company’s products. Additionally, the disk drive market is characterized by rapidly changing technology, evolving industry standards, changes in end user requirements, and frequent new product introductions and enhancements. The Company’s continued success will depend upon its ability to enhance existing products and to develop and introduce, on a timely basis, new products and features that keep pace with technological developments and emerging industry standards. Furthermore, as a result of its international sales, the Company’s operations are subject to risks of doing business abroad, including but not limited to, fluctuations in the value of currency, longer payment cycles, and greater difficulty in collecting accounts receivable.

     Due to the Company’s small customer base, the loss of any one significant customer would have a material impact on the Company’s business operations. Significant customers accounted for the following percentages of net sales in 2001, 2000, and 1999:

	Fiscal Year Ended

	2001	2000	1999

Western Digital Corporation	59%	50%	71%
Maxtor Corporation	27%	28%	16%
Seagate Technology	7%	17%	8%

     In April 1999, the Company purchased Western Digital’s media operation. As part of the purchase, the Company and Western Digital entered into a volume purchase agreement whereby Western Digital is obligated, over the three years following the acquisition date, to purchase a significant majority of its media requirements from the Company. In October 2001, Western Digital and the Company approved a three-year extension, extending the agreement through April 2005.

     Kobe Steel, Ltd. (Kobe), through certain subsidiaries, supplies aluminum substrate blanks and ground aluminum substrates to the Company. The Company also relies on a limited number of other suppliers, in some cases a sole supplier, for certain other materials used in its manufacturing processes. These materials include nickel plating solutions, certain polishing and texturing supplies and sputtering target materials. These suppliers work closely with the Company to optimize the Company’s production processes. Although this reliance on a limited number of suppliers, or a sole supplier, entails some risk that the Company’s production capacity would be limited if one or more of such materials were to become unavailable or available in reduced quantities, the Company believes that the advantages of working closely with these suppliers outweigh such risks. If such materials should be unavailable for a significant period of time, the Company’s results of operations could be adversely affected.

Note 5. Stockholders’ Equity

     In September 2000, the Company’s stockholders approved a proposal to increase the amount of Common Stock the Company is authorized to issue from 150,000,000 to 250,000,000 shares.

     At December 30, 2001, shares of Common Stock reserved for future issuance are as follows (in thousands):

Stock options	26,133
Warrants	2,392
Convertible debt	12,474

40,999

Note 6. Stock Option Plans and Stock Purchase Plan

     At December 30, 2001, the Company had stock-based compensation plans, which are described below. The Company has elected to follow APB No. 25, in accounting for its plans. Accordingly, no compensation cost has been recorded in the consolidated financial statements for its stock option and stock purchase plans.

     If compensation cost for the stock-based compensation plans had been determined consistent SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below:

	Fiscal Year Ended

	2001	2000	1999

	(in thousands, except per share amounts)
Net loss:
As reported	$(296,395)	$(68,058)	$(283,049)
Pro forma	(306,185)	(93,379)	(303,793)
Basic and diluted EPS:
As reported	$(2.65)	$(0.88)	$(4.54)
Pro forma	(2.74)	(1.21)	(4.88)

     For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001, 2000, and 1999, respectively: risk-free interest rates of 4.6%, 6.2%, and 5.8%; volatility factors of the expected market price of the Company’s Common Stock of 266.0%, 235.6%, and 90.4%; and a weighted-average expected life of the options of 1.3, 4.3, and 4.3 years. There was no dividend yield included in the calculation, as the Company does not pay dividends. The weighted-average fair value of options granted during 2001, 2000, and 1999 was $0.76, $2.11, and $2.72, respectively

     Under the Company’s stock option plans (Plans), the Company may grant options to purchase up to 30,826,104 shares of Common Stock. Options may be granted to employees, directors, independent contractors and consultants. The Restated 1987 Stock Option Plan provides for issuing both incentive stock options and nonqualified stock options, both of which must be granted at fair market value at the date of grant. The 1997 Supplemental Stock Option Plan and the Komag Material Technology, Inc. Stock Option

Plan provide for the issuance of nonqualified stock options, which must be granted at fair market value at the date of grant. Outstanding options vest over various periods ranging from immediate vesting to four years, and expire no later than ten years from the date of grant. Options may be exercised in exchange for cash or outstanding shares of the Company’s Common Stock.

     In connection with the merger with HMT, the Company assumed outstanding options of approximately 3,064,000 under the HMT 1995 Stock Option Plan and the HMT 1996 Equity Incentive Plan. In accordance with the merger agreement, these options were converted into approximately 2,786,000 options to purchase the Company’s shares of Common Stock.

     At December 30, 2001, approximately 9,553,000 shares of Common Stock were reserved for future option grants and 16,580,000 shares of Common Stock were reserved for the exercise of outstanding options under the Company’s Plans. Approximately 12,838,000, 9,379,000, and 4,486,000 of the outstanding options were exercisable at December 30, 2001, December 31, 2000, and January 2, 2000, respectively.

     A summary of stock option transactions is as follows:

		Weighted-
		average
	Shares	Exercise Price	Total

	(in thousands, except per share amounts)
Outstanding at January 3, 1999	8,816	$6.50	$57,285
Granted	9,934	3.92	38,815
Exercised	(34)	9.33	(317)
Cancelled	(3,367)	6.28	(21,205)

Outstanding at January 2, 2000	15,349	4.86	74,578

Granted	5,959	2.05	12,224
Options assumed in merger	2,786	7.62	21,245
Exercised	(60)	2.85	(170)
Cancelled	(4,978)	5.47	(27,225)

Outstanding at December 31, 2000	19,056	4.23	80,652

Granted	3,035	0.87	2,637
Exercised	(71)	0.04	(3)
Cancelled	(5,440)	4.51	(24,522)

Outstanding at December 30, 2001	16,580	$3.54	$58,764

     The following table summarizes information concerning outstanding and exercisable options at December 30, 2001 (option shares in thousands):

	Options Outstanding			Options Exercisable

		Remaining
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (yrs)*	Price*	Exercisable	Price*

$ 0.04 -$ 1.25	2,626	4.5	$0.67	2,268	$0.67
1.38- 2.25	4,453	8.6	1.70	3,604	1.72
2.31- 5.35	8,040	6.9	4.11	5,829	4.34
5.41- 16.13	1,374	5.9	10.17	1,049	10.33
16.36- 34.13	87	4.3	27.10	88	27.10

	16,580			12,838

*	weighted average

     In May 1999, the Shareholders approved a 2,550,000 share increase in the total number of shares that may be issued under the Komag ESPP Plan. In January 2001, the Board of Directors, by unanimous written consent, approved an additional 2,100,000 shares to cover future issuances. In June 2001, the Plan was terminated. In May 2001, the Shareholders approved a new 2001 ESPP Plan, which became effective in July 2001. The 2001 ESPP Plan was terminated due to the Company’s bankruptcy filing.

     Shares issued under the ESPP Plan approximated zero, 2,257,000, and 1,170,000, in 2001, 2000, and 1999, respectively. At December 30, 2001, no shares of Common Stock were reserved for future issuance under the ESPP Plan.

     For purposes of the pro forma disclosure, the fair value of the employees’ purchase rights under the ESPP Plan has been estimated using the Black-Scholes model assuming risk-free interest rates of 6.2% and 5.8%, for 2000 and 1999, respectively. Volatility factors of the expected market price were 235.6% and 90.4% for 2000 and 1999, respectively. The weighted-average expected life of the purchase rights was six months for 2000 and 1999. The weighted-average fair value of those purchase rights granted in 2000 and 1999 was $0.85 and $2.90, respectively.

     In connection with the HMT merger, the Company assumed ownership of the HMT Employee Stock Purchase Plan (HMT ESPP Plan). As of October 2, 2000, the merger date, there were 3,637,600 shares available for issuance under the HMT ESPP Plan. As part of the semi-annual October 31, 2000 offering, 492,462 shares were issued to employees under the HMT ESPP Plan. As of December 31, 2000, 3,147,638 shares were available for future issuance. On April 30, 2001, the final employee stock purchase under the HMT ESPP Plan was made, and 224,000 shares were issued. Subsequently, the HMT ESPP Plan was terminated. For purposes of the pro forma disclosure in 2000, the fair value of the employees’ purchase rights under the HMT ESPP Plan has been estimated using the Black-Scholes model assuming a risk-free interest rate of 6.2%, a volatility factor of the expected market price of 235.6%, and a weighted-average expected life of the purchase rights of six months as of December 31, 2000. The weighted-average fair value of those purchase rights granted in 2000 was $0.85.

Note 7. Bonus and Employee Savings Plans

     The Company’s bonus plans include provisions for discretionary bonuses. The Company expensed $4.6 million, $5.2 million, and $1.5 million under the discretionary bonus provisions as retention bonuses in 2001, 2000, and 1999, respectively.

     The Company and its subsidiaries maintain savings and deferred profit sharing plans. Employees who meet certain criteria are eligible to participate. In addition to voluntary employee contributions to these plans, the Company matches a portion of each employee’s contributions to the plans, up to a maximum amount. The Company contributed $0.7 million, $0.4 million, and $0.6 million to the plans in 2001, 2000, and 1999, respectively. Expenses for the Company’s bonus and employee savings plans are included in selling, general, and administrative expenses.

Note 8. Income Taxes

     The benefit for income taxes consists of the following:

	Fiscal Year Ended

	2001	2000	1999

		(in thousands)
Federal:
Current	$18	$—	$1,369
Deferred	(11,069)	(722)	(20,555)

	(11,051)	(722)	(19,186)
State:
Current	13	87	2
Deferred	259	(6,138)	(7,848)

	272	(6,051)	(7,846)
Foreign:
Current	1,346	1,585	1,224

	$(9,433)	$(5,188)	$(25,808)

     Foreign income taxes consist of withholding taxes on royalty and interest payments, and foreign taxes of subsidiaries.

     Deferred tax assets (liabilities) are comprised of the following:

	Fiscal Year Ended

	2001	2000

	(in thousands)
Deferred income	$—	$(9,872)
Other	(1,003)	(1,941)

Gross deferred tax liabilities	(1,003)	(11,813)

Capital loss carryover	2,029	—
Depreciation and amortization	28,563	—
Accrued compensation and benefits	1,781	—
Other	9,758	—
Tax benefit of net operating loss carryforwards	255,437	158,282
Tax benefit of credit carryforwards	52,683	14,363

Gross deferred tax assets	350,251	172,645
Valuation allowance	(350,251)	(172,645)

Net deferred tax assets	—	—

	$(1,003)	$(11,813)

As of December 30, 2001, the Company has federal and state tax net operating loss carryforwards of approximately $693.7 million and $220.0 million, respectively. The Company also has federal and state tax credit carryforwards of approximately $24.8 million and $42.8 million, respectively. The Company’s federal net operating loss carryforwards expire beginning in 2008 through 2021, and the state net operating loss carryforwards expire beginning in 2002 through 2011. The Company’s federal R&D and AMT tax credits can be carried forward for twenty years and indefinitely, respectively, and the state R&D credit can be carried forward indefinitely.

     The utilization of the Company’s net operating loss and tax credit carryforwards is subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar State provisions. The annual limitation may result in the expiration of net operating loss carryforwards and tax credit carryforwards before utilization. Due to the uncertainty of the timing and amount of future income, the Company has provided a full valuation allowance against its deferred tax assets.

     The deferred tax asset valuation allowance increased by $177.6 million in 2001, decreased by $39.1 million in 2000, and increased $80.8 million in 1999.

     A reconciliation of the income tax provision at the 35% federal statutory rate to the income tax provision at the effective tax rate is as follows:

	Fiscal Year Ended

	2001	2000	1999

	(in thousands)
Income tax benefit at federal statutory rate	$(107,039)	$(28,198)	$(107,683)
State income taxes, net of federal benefit	272	(2,829)	(6,622)
Foreign withholding taxes	1,345	—	—
Non-deductible interest expense	46,920	—	—
Nondeductible goodwill amortization	5,901	—	—
Permanently reinvested foreign losses	—	1,976	15,052
Changes in estimate for tax contingencies	10,995	—	—
Losses for which no current year benefit available	30,671	26,257	72,095
Other	1,502	(2,394)	1,350

	$(9,433)	$(5,188)	$(25,808)

     Foreign pre-tax loss was $83.7 million, $5.6 million, and $101.4 million in 2001, 2000, and 1999, respectively.

     The Company’s wholly-owned thin-film media operation, KMS, received a five-year extension of its initial tax holiday through June 2003, for its first plant site in Malaysia. KMS has also been granted an additional eight-year and ten-year tax holiday through December 2006 and 2008 for its second and third plant sites in Malaysia, respectively. The tax holidays had no impact on either the Company’s 2001 or 1999 net loss. In 2000, the tax holiday reduced the Company’s net loss by approximately $8.8 million ($0.08 per basic and diluted share).

Note 9. Term Debt and Convertible Subordinated Debt

     Prior to June 2000, the Company borrowed $260.0 million under its term debt and line of credit facilities. In June 2000, the Company entered into a senior unsecured loan restructure agreement with its lenders and a separate subordinated unsecured convertible debt agreement with other creditors. As part of this transaction, $13.3 million of senior unsecured debt was converted to $9.3 million of subordinated unsecured convertible debt. The conversion resulted in an extraordinary gain of $3.8 million, net of expenses.

     As a consequence of this agreement, at December 30, 2001, the Company has: a) $201.7 million in senior unsecured bank debt which bears interest at the prime interest rate plus 1.25% and a 2% penalty for defaulting on the loan, and which matured on June 30, 2001; and b) $9.3 million of convertible debt which bears interest at 8% and which was originally scheduled to mature in February 2005. In connection with this convertible debt, the Company issued warrants to purchase up to 3 1/2% of its common stock.

     The Company also has a note payable to Western Digital with a principal balance of $30.1 million at December 30, 2001, which bears interest at 4.9% compounded quarterly, and which was originally scheduled to mature in April 2002.

     Additionally, on completion of the HMT merger in 2000, the Company assumed, and has at December 30, 2001, $230.0 million of HMT’s convertible notes, which bear interest at 5 3/4% and which were originally scheduled to mature in January 2004.

     In accordance with the terms of the loan restructure agreement for the senior bank debt and the subordination provisions for the HMT convertible notes, the Company did not pay the interest on the HMT subordinated notes when it became due on July 15, 2001. In addition, the Company’s failure to pay its senior bank debt when it became due on June 30, 2001 caused a default under the HMT subordinated notes as of July 30, 2001. Upon default of the HMT subordinated notes, the notes became immediately due and payable. As a result, the Company accreted the unamortized discount on the notes of $99.1 million to interest expense.

     On August 24, 2001, Komag, Incorporated filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, and filed a proposed Plan of Reorganization (the Plan). Accordingly, these liabilities have been reclassified in 2001 to “liabilities subject to compromise” (see Note 2). The repayment or discharge of the aforementioned indebtedness, plus unpaid accrued interest of $17.3 million through August 24, 2001, is subject to the provisions of the Plan, which may be modified materially before being confirmed by the Bankruptcy Court.

     Contractual interest expense on the indebtedness from August 25, 2001, to December 30, 2001, was $11.7 million.

Note 10. Fair Value of Financial Instruments

     The carrying values of cash and short-term investments, accounts receivable and certain other current assets and liabilities approximate their fair values at December 30, 2001, and December 31, 2000, due to the relatively short period to maturity of these instruments.

     As a result of the Company’s Chapter 11 bankruptcy petition on August 24, 2001, the Company’s debt has been reclassified to “liabilities subject to compromise” on the balance sheet (see Note 2) at the value the Company estimates will be allowed by the Bankruptcy Court. The current status of the debt is discussed in Note 9.

Note 11. Leases and Commitments

     The Company leases certain research and administrative facilities under operating leases that expire at various dates between 2004 and 2007. Certain of these leases include renewal options varying from five to twenty years. At December 30, 2001, the future minimum commitments for non-cancellable operating facility leases and a sublease that the Company has not rejected or does not intend to reject pursuant to the Bankruptcy Code (see Note 2), are as follows (in thousands):

	Minimum
	Lease	Sublease
	Payments	Income

2002	$3,507	$1,450
2003	3,509	1,494
2004	3,458	1,539
2005	3,308	1,585
2006	3,308	1,633
Thereafter	636	414

	$17,726	$8,115

     As part of the Bankruptcy Filing, the Company has rejected certain leases and intends to reject other leases as allowed by the Bankruptcy Code (see Note 2). At December 30, 2001, commitments for these operating facility and equipment leases, including amounts that were not paid in fiscal 2001, are $6.4 million, net of $0.4 million in future sublease income related to these leases.

     Rental expense for all operating leases amounted to $5.3 million, $4.5 million and $8.0 million in 2001, 2000 and 1999, respectively. Sublease rental income amounted to $1.4 million, $1.8 million, and $1.4 million in 2001, 2000, and 1999, respectively.

     The Company has current non-cancellable capital purchase commitments of approximately $3.1 million at December 30, 2001.

Note 12. Restructuring Charges

     The Company has recorded liabilities related to costs to exit certain business activities. Such liabilities have been estimated using historical data on prior costs for such activities, coupled with assumptions on time frames for exiting such activities and specific actions necessary to complete such transactions.

     The Company recorded restructuring charges of $7.2 million, $5.3 million, and $143.6 million in 2001, 2000, and 1999, respectively. The $7.2 million total for 2001 reflected additional costs associated with operating lease obligations on equipment no longer in service, and costs for closing the former HMT facilities. The $5.3 million total for 2000 included an $8.0 million charge related to KMT, less a net $2.7 million reversal of charges previously accrued for the 1997, 1998, and 1999 restructuring plans.

1999 Restructuring Plan

     In the second quarter of 1999, the Company recorded restructuring charges of $4.3 million. This restructuring charge related primarily to severance pay associated with 400 terminated U.S. manufacturing employees, and was paid in the second and third quarters of 1999.

     In the third quarter of 1999, the Company implemented a restructuring plan based on an evaluation of the size and location of its existing production capacity relative to the short-term and long-term market demand outlook. Under this plan, the Company decided to close its U.S. manufacturing operations in San Jose, California. The restructuring actions resulted in a charge of $139.3 million, which included $98.5 million for leasehold improvements and equipment write-offs, $17.7 million for future liabilities under non-cancelable equipment leases associated with equipment no longer being used, $15.6 million for severance pay associated with approximately 980 terminated employees (all in the U.S. and predominately all from the manufacturing area), and $7.5 million in plant closure costs. Non-cash items included in the restructuring charge totaled $98.5 million.

     In 2000, the writedown of net book value of equipment and leasehold improvements was increased by $2.4 million for additional equipment that was determined unusable due to the restructure. The facility closure liability was decreased by $3.7 million in 2000 due to successfully terminating the leases on manufacturing facilities and subleasing the administrative facility earlier than originally expected. The severance costs liability was decreased by $0.7 million to reflect lower than expected payments.

     In 2001, 2000, and 1999, the Company made cash payments totaling $39.2 million relating to restructuring activities under the 1999 restructuring plan. The remaining reserve balance of $3.9 million associated with certain Western Digital unused equipment leases was reclassified to liabilities subject to compromise (see Note 2).

     The following table summarizes the activities in the 1999 restructuring plans:

	Writedown Net Book	Liabilities Under
	Value of Equipment	Non-Cancelable	Facility
	and Leasehold	Equipment	Closure	Severance
(in millions)	Improvements	Leases	Costs	Costs	Total

Expensed in 1999	$98.5	$17.7	$7.5	$19.9	$143.6
Charged to Reserve	(98.5)	(3.9)	(3.0)	(15.1)	(120.5)

Balance at January 2, 2000	—	13.8	4.5	4.8	23.1
Adjustment to Reserve	2.4	—	(3.7)	(0.7)	(2.0)
Charged to Reserve	(2.4)	(7.5)	(0.8)	(4.1)	(14.8)

Balance at December 31, 2000	—	6.3	—	—	6.3
Charged to Reserve	—	(2.4)	—	—	(2.4)
Reclassifications	—	(3.9)	—	—	(3.9)

Balance at December 30, 2001	$—	$—	$—	$—	$—

2000 Restructuring Plan

     In December 2000, the Company implemented a restructuring plan to cease KMT’s U.S. manufacturing operations in May 2001. This restructuring action resulted in a charge of $8.0 million, and included $2.5 million of severance pay associated with eliminating approximately 160 positions, primarily in manufacturing, $4.6 million associated with the write-down of equipment and leasehold improvements, and $0.9 million associated with related facility closing costs in 2000. In 2001, the reserve was decreased by $4.6 million to reflect the write-down of net book value of equipment and leasehold improvements.

     Cash payments of $2.4 million were made in 2001 under the 2000 restructuring plan. The remaining liabilities are expected to be paid through 2004, the remaining facility lease term.

     The following table summarizes the activities in the 2000 restructuring plan:

	Writedown Net Book
	Value of Equipment	Facility
	and Leasehold	Closure	Severance
(in millions)	Improvements	Costs	Costs	Total

Expensed in 2000, and balance at December 31, 2000	$4.6	$0.9	$2.5	$8.0
Write-down of net book value of equipment and leasehold improvements	(4.6)	—	—	(4.6)
Charged to reserve	—	(0.3)	(2.1)	(2.4)
Reclassifications		0.4	(0.4)	—

Balance at December 30, 2001	$—	$1.0	$—	$1.0

Other Restructuring Expenses

     In 2000, restructuring expense was credited for $0.7 million to close-out the 1997 and 1998 restructuring plans. In 2001, restructuring expense was charged $7.2 million to reflect the recognition of operating lease obligations for equipment no longer in service, and additional building exit costs related to the former HMT facilities.

Note 13. Impairment Charges

     The Company recorded impairment charges of $50.2 million, zero, and $44.3 million in 2001, 2000, and 1999, respectively. Impairment charges in 1999 related to the goodwill associated with the purchase of the assets of Western Digital’s media operation (see Note 15). Impairment charges in 2001 included a $45.8 million write-down of the former HMT land and buildings held for sale in Eugene, Oregon, and Fremont, California, which reflected currently depressed market conditions for commercial real estate, and which was based on an independent valuation less estimated selling costs, and a $4.4 million impairment charge pertaining to manufacturing equipment no longer in service.

Note 14. Komag Material Technology, Inc.

     The Company’s consolidated financial statements include the consolidation of the financial results of Komag Material Technology, Inc. (KMT), which manufactured and sold aluminum disk substrate products for high-performance magnetic storage media prior to 2001. KMT conducts engineering, research, and development activities for disk substrates. KMT is owned 80% by the Company and 20% by Kobe Steel USA Holdings Inc., a US subsidiary of Kobe Steel, Ltd. (Kobe).

     Other transactions between Kobe or its distributors and the Company were as follows:

	Fiscal Year Ended

	2001	2000	1999

	(in thousands)
Accounts payable to Kobe or its distributors
Beginning of year	$1,827	$2,007	$1,799
Purchases	25,848	25,605	15,031
Payments	(26,080)	(25,785)	(14,823)

End of year	$1,595	$1,827	$2,007

Note 15. Purchase of Western Digital Corporation’s Media Operation

     In April 1999, the Company purchased the assets of Western Digital’s media operation through the issuance of approximately 10.8 million shares of the Company’s common stock and a note in the principal amount of $30.1 million. The shares issued in the transaction, which represented 16.7% of the Company’s outstanding shares on a post-issuance basis, were originally unregistered and subject to trading restrictions. Western Digital may resell these shares in specified increments over a three and one-half year period under registration rights granted by the Company or under SEC rules after expiration of the required holding periods. The Company registered 30% of the shares in January, 2000, pursuant to the agreement. Principal and interest accrued on the note are due in three years and the note is subordinated to the Company’s senior credit facilities. The Company discounted the principal amount of the subordinated note payable to $21.2 million based on the Company’s estimated incremental borrowing rate at the time of the acquisition of 18% for this class of financial instrument. Through the Company’s Chapter 11 bankruptcy petition date of August 24, 2001 (see Note 2), this amount had been accreted up to $27.8 million. In accordance with SOP 90-7 the Company recorded a $2.3 million charge to reorganization expense to accrete the note to its face value of $30.1 million. At December 30, 2001, this amount, plus $3.6 million in accrued interest through August 24, 2001, has been reclassified to “liabilities subject to compromise” (see Note 2).

     Additionally, in April 1999, the Company and Western Digital signed a volume purchase agreement under which the Company agreed to supply a substantial portion of Western Digital’s media needs over the next three years. Under the volume purchase agreement, Western Digital began to purchase most of its media requirements from the Company after the closing date. In October 2001, Western Digital and the Company approved a three-year extension of the volume purchase agreement, extending the agreement through April 2005.

     Due to weak unit demand driven by a substantial decrease in the number of disks per drive, the Company closed the former Western Digital media operation located in Santa Clara, California at the end of June, 1999, nearly fifteen months ahead of the Company’s original transition plan.

     The Company’s acquisition of Western Digital’s media operation was recorded as a business combination using the purchase method of accounting. Under this method, the Company recorded the following (in millions):

Purchase Price Paid:
Common Stock	$34.6
Note Payable	21.2

Total Costs	$55.8

Assets Acquired:
Goodwill	$79.2
Volume Purchase Agreement	4.7
Equipment	5.3
Inventory	2.1
Liabilities Assumed:
Remaining Lease Obligations for Equipment Removed from Service	(26.5)
Facility Closure Costs	(5.6)
Purchase Order Cancellation Liabilities	(2.6)
Other Liabilities	(0.8)

Net Assets Acquired	$55.8

     The Company recognized goodwill and other intangible assets in connection with the acquisition of the Western Digital media operation in the amount of $83.9 million. Goodwill reflects the difference between the fair value of the identifiable net assets acquired and consideration paid. Under purchase accounting rules, the Company also recorded liabilities that increased the amount of goodwill recognized. These liabilities included estimated costs for the closure of the former Western Digital media operation as well as costs related to the remaining lease obligations for equipment taken out of service due to the closure.

     Of the original liabilities assumed, $29.3 million has been paid through December 30, 2001, including equipment lease obligations ($20.3 million), facility closure costs ($5.6 million), and other liabilities ($3.4 million). In accordance with SOP 90-7, the remaining liability, which pertains to equipment lease obligations, has been reclassified to “liabilities subject to compromise” (see Note 2).

     Based on reduced cash flow expectations influenced by continuing difficult market conditions through the end of the third quarter of 1999, the company recorded an impairment charge of approximately $44.3 million against this goodwill balance which was recorded on the Statement of Operations on the line captioned “Restructuring/impairment charges.” The fair value of the goodwill as of the end of the third quarter of 1999 was determined based on the discounted cash flows resulting from expected sales volumes to Western Digital through the remaining period of the volume purchase agreement. This charge, combined with the goodwill amortization through December 30, 2001, reduced the goodwill balance to $2.6 million at December 30, 2001.

     Related party transactions between Western Digital and the Company subsequent to April 8, 1999, were as follows:

	Fiscal Year Ended

	2001	2000	1999

	(in thousands)
Accounts receivable from Western Digital
Beginning of year	$19,428	$25,313	$—
Sales	166,315	180,195	183,511
Cash receipts	(161,897)	(186,080)	(158,198)

End of year	$23,846	$19,428	$25,313

Note 16. Merger With HMT

     On October 2, 2000, the Company merged with HMT Technology Corporation (HMT). HMT was headquartered in Fremont, California, and designed, developed, manufactured, and marketed high-performance thin-film disks. In connection with the merger, in the fourth quarter of 2000, the Company implemented a reorganization plan which included a reduction in the Company’s U.S. workforce and the cessation of manufacturing operations in the U.S. This transition was completed in the second quarter of 2001.

     In accordance with the merger agreement, each issued and outstanding share of HMT stock was converted into 0.9094 shares of the Company’s common stock for a total of 42.8 million shares. In addition, the Company assumed options to purchase HMT common stock and reserved 4.4 million shares of the Company’s common stock for issuance upon the exercise of the assumed options. The merger was accounted for in the fourth quarter of fiscal 2000 as a business combination using the purchase method of accounting. The Company’s consolidated financial statements include the operating results of HMT subsequent to October 2, 2000.

     The total purchase cost was as follows (in millions):

Value of common shares issued	$128.2
Assumption of HMT options	6.8
Transaction costs and expenses	9.0

Total costs	$144.0

     The purchase price allocation recorded by the Company was (in millions):

Tangible net assets acquired	$52.3
Goodwill	99.1
Intangible assets	10.5
Costs to exit certain business activities	(17.9)

Net purchase price allocation	$144.0

     The Company recognized goodwill and other intangibles in connection with the merger in the amount of $109.6 million. Goodwill reflects the difference between the fair value of the identifiable net assets acquired and consideration paid. The Company is amortizing goodwill over seven years and the other intangibles generally over four to five years on a straight-line basis. Other intangible assets include primarily patents, current technology and an in-place workforce. As of December 30, 2001, accumulated amortization on goodwill and other intangible assets was $23.1 million, reducing the goodwill and other intangible assets balance to $86.5 million at December 30, 2001.

     Goodwill and other intangible assets are generally evaluated on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that such assets are impaired or the estimated useful lives are no longer appropriate. Periodically, the Company reviews its goodwill and other intangible assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. No such charges have been recorded in 2000 or 2001 related to the HMT merger. As discussed in Note 1, the Company will adopt SFAS No. 141 and SFAS No. 142 at the beginning of its 2002 fiscal year. Accordingly, the accounting for this goodwill and other intangible assets will be affected.

     Property, plant, and equipment were valued under purchase accounting rules at fair value. Land and buildings currently held for sale are valued at a fair value (less estimated costs to sell) of $24.6 million at December 30, 2001 (see Note 13).

     Under purchase accounting rules, the Company also recorded liabilities that include $12.2 million for estimated severance pay associated with termination of approximately 980 employees and $5.7 million for estimated facility closure costs for the closure of certain former HMT U.S. manufacturing operations. In 2000 and 2001, $15.5 million of payments were made against these liabilities. In 2001, an additional $0.6 million was accrued to these liabilities for additional estimated closure costs related to the former HMT facilities. In accordance with SOP 90-7, $1.7 million of the remaining severance liability has been reclassified to “liabilities subject to compromise” (see Note 2).

Note 17. Investment in Unconsolidated Company

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

     The Company recorded an investment in Chahaya for $12.0 million in the fourth quarter of 2000. The investment included $4.0 million for future cash payments and $8.0 million for facilities, facility services, and equipment. In June 2001, the Company’s investment was reduced by $4.0 million due to cancellation of the shares related to the future $4.0 million cash contribution. This activity, as well as additional changes in Chahaya’s equity structure, reduced the Company’s ownership percentage to 34% at December 30, 2001. In 2001, the Company recorded a $3.9 million loss for its equity share of Chahaya’s net loss. As of December 30, 2001, the Company’s remaining liability for facilities and facility services was $6.6 million.

Note 18. Nasdaq Delistings

     On September 17, 2001, the Company withdrew its appeal to the Nasdaq Listing Qualifications Panel, and voluntarily delisted its common stock from the Nasdaq National Market. The Company’s stock is currently trading on the OTC Bulletin Board under the symbol KMAGQ.

     On October 19, 2001, Nasdaq delisted the 5 3/4% subordinated convertible bonds due in January, 2004, that were originally issued by HMT Technology Corporation.

Note 19. Legal Proceedings

     As discussed in Note 2, KUS filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on August 24, 2001 (the “Petition Date”). The petition was filed with the United States Bankruptcy Court for the Northern District of California. The petition affects only the Company’s U.S. corporate parent, KUS, and does not include any of its subsidiaries, including KMT and KMS. The Company is operating its business as a debtor-in-possession. See Note 2 for additional information.

     Asahi Glass Company, Ltd. (Asahi) asserted that a technology cooperation agreement (the agreement) between the Company and Asahi gave Asahi exclusive rights, even as to Komag, to certain low-cost glass substrate-related intellectual property developed by the Company. In connection with the Chapter 11 Bankruptcy filing, the Bankruptcy Court, on October 19, 2001, ordered that the agreement be rejected, effective as of the petition date of August 24, 2001. The Company suspended the development of its low-cost glass substrate program on October 17, 2001. The Company entered into a settlement Stipulation with Asahi that resolves the dispute regarding ownership of intellectual property and “know-how” developed by the Company prior to June 29, 2001, the agreed date of termination of the agreement. As part of that Stipulation, Asahi waived claims against the Company relating to the agreement. The dispute has been resolved with no financial impact on the Company’s consolidated results of operations.

Note 20. Quarterly Financial Data (Unaudited)

	2001

	1st Quarter	2nd Quarter(1)	3rd Quarter(2)	4th Quarter(3)

Net sales	$87,856	$77,351	$59,391	$58,015
Gross profit (loss)	(5,574)	(1,900)	1,145	3,873
Operating loss	(29,519)	(67,611)	(19,754)	(29,558)
Net loss	(51,014)	(88,963)	(122,292)	(34,126)
Basic and diluted loss per share	($0.46)	($0.80)	($1.09)	($0.30)
Number of shares used in basic and diluted per share computations	111,645	111,828	111,925	111,925

	2000

	1st Quarter	2nd Quarter(1)	3rd Quarter(2)	4th Quarter(3)

Net sales	$79,633	$83,468	$84,169	$111,193
Gross profit	12,838	9,934	9,773	2,443
Operating income (loss)	39	(4,022)	(4,043)	(30,269)
Loss before extraordinary gain	(5,294)	(10,246)	(12,575)	(43,715)
Extraordinary gain	—	3,772	—	—
Net loss	(5,294)	(6,474)	(12,575)	(43,715)
Basic and diluted loss per share before extraordinary gain	($0.08)	($0.16)	($0.19)	($0.40)
Basic and diluted extraordinary gain per share	$—	$0.06	$—	$—
Basic and diluted loss per share	($0.08)	($0.10)	($0.19)	($0.40)
Number of shares used in basic and diluted per share computations	65,902	66,039	66,792	109,984

(1)	Results for the second quarter of 2001 included $36.4 million of impairment charge related to the write-down of land and buildings held for sale and other equipment no longer in service, and a $6.6 million restructuring charge pertaining to lease obligations on equipment no longer in service.

(2)	Results for the third quarter of 2001 included a $99.1 million charge to interest expense related to accretion to increase the value of the subordinated convertible notes to their full face value of $230.0 million.

(3)	Results for the fourth quarter of 2001 included a $10.4 million impairment charge related to the write-down of land and buildings held for sale, a $3.4 million impairment charge related to manufacturing equipment no longer in service, and a $0.6 million restructuring charge related to additional facility exit costs.

(4)	Results for the second quarter of 2000 included a $3.8 million extraordinary gain, net of expenses, resulting from the restructuring of the Company’s term debt.

(5)	Results for the fourth quarter of 2000 included an $8.0 million restructuring charge related to the cessation of KMT’s U.S. manufacturing operations in May 2001. Results for the fourth quarter of 2000 also included HMT’s results, reflecting the completion of the merger on October 2, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

     We issued a press release on November 19, 2001, announcing that our auditors, Ernst & Young LLP (Ernst & Young), resigned after a fourteen-year period of engagement. As described in the press release, Ernst & Young resigned due to a conflict between the requirement that the Bankruptcy Court approve our auditors, and certain terms required by Ernst & Young in its engagement agreement for debtors, such as us, in Chapter 11 proceedings. Our Board of Directors approved the decision to change independent accountants.

     Ernst & Young’s reports on our financial statements for the years ended 2000 and 1999 did not contain an adverse opinion or a disclaimer of opinion, nor were the opinions qualified or modified as to uncertainty, audit scope, or accounting principles. However, Ernst & Young did report uncertainty as to our ability to continue as a going concern. During our 2000 and 1999 fiscal years and the subsequent interim period preceding Ernst & Young’s resignation, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years.

     During our 2000 and 1999 fiscal years and the subsequent interim period preceding Ernst & Young’s resignation, there were no “reportable events” as that term is defined in Regulation S-K Item 304(a)(1)(v). We requested that Ernst & Young furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of that letter, which is dated November 26, 2001, is filed as Exhibit 16 to this Form 10-K.

     We engaged KPMG LLP (KPMG) as our principal accountants effective as of November 19, 2001. During the Company’s 2000 and 1999 fiscal years and the subsequent interim period prior to engaging KPMG, neither Komag nor anyone on its behalf consulted with KPMG regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to us by KPMG that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth the name, age, and other information regarding the Company’s directors and executive officers. No family relationship exists between any of the directors or executive officers of the Company.

Thian Hoo Tan	53	Chief Executive Officer and Director
Michael A. Russak	55	President and Chief Technical Officer
Christopher H. Bajorek	58	Executive Vice President, Advanced Technology
Ray Martin	58	Executive Vice President, Sales and Customer Service
Peter S. Norris	50	Executive Vice President, Strategic Business Development
Kathleen A. Bayless	45	Vice President, Corporate Controller
Kamran Honardoost	39	Vice President, New Product Introduction and Design
Edward H. Siegler	51	Vice President, Chief Financial Officer and Secretary
Tsutomu T. Yamashita	47	Vice President, Process Development
Donald P. Beadle	66	Director
Chris A. Eyre	55	Director
George A. Neil	64	Director
Ronald L. Schauer	57	Director
Anthony Sun	49	Director
Harry G. Van Wickle	55	Director

     Mr. Thian Hoo Tan joined our company in 1989, and started our first San Jose, California, manufacturing facility in 1989, our Penang operations in 1993, and our Sarawak operations in 1996. Mr. Tan returned to the U.S. and assumed the position of Senior Vice President, Worldwide Operations, from 1996 through his appointment to his present position of Chief Executive Officer in 1999. Before joining, Mr. Tan was Vice President of Operations at HMT. Mr. Tan holds B.S. and M.S. degrees in Physics from the University of Malaya in Kuala Lumpur.

     Dr. Russak joined in October, 2000, as Chief Technical Officer and Executive Vice President of Research and Development after our merger with HMT. He was appointed President and Chief Technical Officer of Komag in January 2001. Previously, Dr. Russak was with HMT, which he joined in 1993 as Vice President — Research and Development. He subsequently became Chief Technical Officer in 1998 and Executive Vice President — Research & Development and Chief Technical Officer in 1999. From 1985 to 1993, Dr. Russak held several staff and management positions with IBM. Dr. Russak holds a B.S. in Ceramic Engineering and a Ph.D. in Materials Science from Rutgers University.

     Dr. Bajorek joined our company in 1996 as Senior Vice President — Chief Technical Officer. He became our Executive Vice President — Chief Technical Officer in January 2000, and then was appointed Executive Vice President, Advanced Technology, in October 2000. Before joining our company, Dr. Bajorek was Vice President, Technology Development and Manufacturing, for IBM. He holds a Ph.D. degree in Electrical Engineering and Business Economics from the California Institute of Technology. Dr. Bajorek is one of ten scientists awarded the Millennium award by the Magnetics Society of the IEEE in 2000. He also received the 2002 Reynold B. Johnson IEEE Information Storage Award for leadership in the development and manufacturing of magnetoresistive recording heads for data storage devices.

     Mr. Martin joined our company in 1997 as Vice President — Product Assurance and Product Test, and became our Senior Vice President — Customer Sales and Service in 1998. In 2001, Mr. Martin became our Executive Vice President, Sales and Customer Service. From 1990 to 1997, he was Director of Process and Technology at Quantum Corporation. Prior to working at Quantum, Mr. Martin held a number of management and engineering positions at several leading disk drive manufacturers, including Western Digital, Seagate Technology, and IBM. Mr. Martin holds a B.S. degree in Mechanical Engineering from Kansas State University.

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

     Mr. Siegler joined our company in 1987 as Manager of Financial Planning and Analysis. Before becoming our Vice President — Chief Financial Officer in 2000, he was Treasurer and Senior Director of Corporate Development. He also serves as Secretary. Before joining our company, Mr. Siegler held management positions at several high-technology concerns. Mr. Siegler holds a B.A. degree from Stanford University and an M.B.A. degree from Santa Clara University.

     Mr. Yamashita joined our company in 1984 as an engineer, and became Vice President – Research and Development in 1995. Mr. Yamashita currently serves as Vice President, Process Development. Mr. Yamashita holds a B.S. degree in Chemistry and a M.S. degree in Materials Science from Stanford University.

     Mr. Beadle has served as a member of our Board of Directors since October 2000 when we merged with HMT Technology Corporation. Mr. Beadle served as a director of HMT from May 1998 to October 2000. Mr. Beadle spent 34 years at National Semiconductor Corp., or NSC, a semiconductor manufacturing company. Since that time, he has been a consultant to various companies, including having spent three months as the acting Vice President, Sales, Marketing and Sales Support for Interwave Communications, a wireless communications device manufacturer. From 1991 to 1994, Mr. Beadle was the Senior Vice President/Managing Director, Far East, of NSC, reporting to the Chief Executive Officer of NSC. Mr. Beadle’s previous positions with NSC include Senior Vice President, Worldwide Sales and Marketing of NSC and Managing Director, Europe.

     Mr. Eyre has served as a member of our Board of Directors since September 1983. Mr. Eyre was named Chairman of the Board in October 2000. He has been the managing Director of Legacy Venture, a philanthropic venture capital fund since March, 2001. Mr. Eyre has been a private investor for many years and from 1976 to 1987 served as a general partner of Merrill, Pickard, Anderson & Eyre, and a Vice President of its predecessor, BankAmerica Capital, entities which managed a series of venture capital partnerships. Mr. Eyre holds a B.S. degree from Utah State University and an M.B.A. from Harvard.

     Mr. Neil has served as a member of our Board of Directors since 1994. Mr. Neil served as Consultant to Asahi Glass Co., Ltd. from 1990 to 2000 and Senior Vice President of Asahi Glass America from 1990 through 1996. From August 1986 Mr. Neil held executive positions at two specialty ceramic companies. From August 1988 to July 1990 Mr. Neil was consultant to and President of Thunderbird Technologies. Mr. Neil served in various management positions with Corning, Incorporated, including Executive Vice President of Iwaki Glass and President of Corning Japan.

     Mr. Schauer has served as a member of our Board of Directors since October 2000 when we merged with HMT. Mr. Schauer had served as Chief Executive Officer and Chairman of the Board of Directors of HMT after joining HMT in February 1994. From June 1993 to February 1994, he was owner, President and Chief Executive Officer of Paws, Inc., a plastic manufacturing company. From June 1991 to June 1993, he was President and Chief Operating Officer of Magnetic Data, Inc., a contract manufacturer of disk drives and computers. From June 1983 to May 1991, he was Corporate Vice President and General Manager of the Memory Products Division of Stolle Corporation, a wholly owned subsidiary of Alcoa, a diversified aluminum manufacturing company. From 1972 to May 1983, Mr. Schauer held various technical and general management positions in the Recording Products Division at 3M Company, a diversified manufacturing company. Mr. Schauer holds a B.S. degree in Electrical Engineering from South Dakota State University.

     Mr. Sun has served as a member of our Board of Directors since September 1983. Since 1979, he has been associated with Venrock Associates, a venture capital partnership, and has been a general partner since 1980. Mr. Sun is a director of Cognex Corporation, Phoenix Technologies Ltd., and several privately held companies.

     Mr. Van Wickle has served as a member of our Board of Directors since October 2000 when we merged with HMT. Mr. Van Wickle served as a member of HMT’s Board of Directors from May 1998 to October 2000. Mr. Van Wickle has been President and Chief Executive Officer of Intarsia Corporation, an integrated electronic component design and manufacturing company. Mr. Van Wickle is a 30-year veteran in semiconductor and disk drive manufacturing. From 1974 to 1992, Mr. Van Wickle held management positions at Texas Instruments, Fairchild Semiconductor, AT&T and Micropolis Corporation. From 1992 and prior to joining Intarsia, he was a Vice President in Operations of Dastek, a subsidiary of Komag, Vice President of Manufacturing at Cypress Semiconductor and President of Alphatec Electronics Corporation. Mr. Van Wickle holds a B.A. degree from Hobart College.

Section 16(a) Beneficial Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely upon written review of reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 30, 2001, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% stockholders were met in a timely manner except that one Form 4 to be filed by each of Donald Beadle, Kamran Honardoost, George Neil were filed late, and one Form 3 to be filed by Michael Russak was filed late. In each instance, there was one transaction involved per individual.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

     Non-employee members of our Board of Directors receive $4,500 per fiscal quarter and a $1,000 meeting fee for each Board meeting or Board committee meeting attended, including telephonic meetings. Non-employee Board members also receive periodic option grants under the Automatic Option Grant Program in effect for them under the option plans. Each individual who first becomes a non-employee Board member, whether through election by the stockholders or appointment by the Board, will receive, at the time of such initial election or appointment, a stock option grant to purchase 30,000 shares of our common stock. On the date of each annual stockholders meeting, each individual who is re-elected as a non-employee Board member will receive an option to purchase 12,000 shares of our common stock, provided that the individual has served on the Board for at least six months. Each option grant will have an exercise price equal to the fair market value of the option shares on the grant date and will have a maximum term of 10 years, subject to earlier termination upon the optionee’s cessation of Board service.

     Each non-employee member of our Board of Directors re-elected at the 2001 annual meeting (Messrs. Beadle, Neil, Schauer, Sun and Van Wickle) received at that time an option to purchase 12,000 shares with an exercise price of $0.80 per share. Each option will become exercisable for all the option shares upon the optionee’s completion of one year of non-employee director service measured from the grant date. However, the option will become immediately exercisable for all of the option shares upon an acquisition of Komag by merger, consolidation or asset sale or upon certain other changes in control or ownership of Komag. Upon the successful completion of a hostile tender offer for more than 50% of our outstanding common stock, each of these options will automatically be canceled, and each optionee will in return receive a cash distribution from us in an amount per canceled option share equal to the excess of the highest reported price per share of common stock paid in the tender offer over the option exercise price payable per share.

Executive Officer Compensation

     The following table sets forth the compensation earned by our Chief Executive Officer, and each of our four most highly compensated executive officers whose base salary and bonus for the 2001 fiscal year was in excess of $100,000 and one additional executive officer who earned in excess of $100,000, for services rendered in all capacities to us and our subsidiaries for the 2001, 2000, and 1999 fiscal years.

				Long-Term
				Compensation
	Annual Compensation
				Stock Options	All Other
Name and Principal Position	Year	Salary	Bonus	Granted	Compensation

		($)(1)	($)(2)	(# of Shares)	($)

Thian Hoo Tan	2001	423,077	43,269	500,000	2,539	(3)
Chief Executive Officer	2000	400,001	11,269	104,795	625	(3)
	1999	331,399	—	1,714,595	625	(3)
Michael A. Russak(6)	2001	334,231	200,000	200,000	4,260	(3)
President and Chief	2000	63,779	—	83,230	—
Technical Officer	1999	—	—	—	—
Christopher H. Bajorek	2001	374,999	36,058	106,000	1,969	(3)
Executive Vice President –	2000	374,999	8,941	83,230	1,070,631	(3)(4)
Advanced Technology	1999	372,922	—	466,460	723	(3)
Ray L. Martin	2001	287,500	28,846	—	4,387	(3)(5)
Executive Vice President –	2000	275,001	8,941	61,960	2,821	(3)(5)
Sales and Customer Service	1999	275,464	—	201,530	3,512	(3)(5)
Peter Norris(7)	2001	237,507	24,038	—	3,689	(3)
Executive Vice President,	2000	32,021	—	83,230	—
Strategic Business Development	1999	—	—	—	—
Edward H. Siegler(8)	2001	215,000	22,115	—	2,769	(3)
Vice President, Chief	2000	198,077	12,153	104,510	625	(3)
Financial Officer and Secretary	1999	—	—	—	—

(1)	Includes salary deferred under the Komag Savings and Deferred Profit Sharing Plan.

(2)	Includes amounts earned for the indicated year as retention bonuses under the Discretionary Bonus Plan.

(3)	Includes the matching contributions made by us on behalf of each named executive officer to the Section 401(k) Savings Program.

(4)	Includes $1,070,006 paid by us on behalf of Mr. Bajorek in connection with settlement of a lawsuit and associated payments.

(5)	Includes $2,389 paid by us on behalf of Mr. Martin in connection with his personal use of an automobile in 2001, $2,196 in 2000, and $2,887 in 1999.

(6)	Dr. Russak joined our company in October 2000 and became President in February 2001.

(7)	Mr. Norris joined our company in October 2000.

(8)	Mr. Siegler became Vice President – Chief Financial Officer and Secretary in February 2000.

Stock Options

     The following table provides information with respect to the stock option grants made for the 2001 fiscal year under our 1987 Restated Stock Option Plan to the executive officers named in the Summary Compensation Table. Except for the limited stock appreciation right described below, which formed part of the option grant made to each of those executive officers, no stock appreciation rights were granted to such individuals during the 2001 fiscal year. Potential Realizable Values noted below reflect hypothetical appreciation based on the stock price at grant date.

		Individual Grants

		Number of	% of Total	Exercise			Potential Realizable Value at Assumed
		Securities	Options	or Base	Option		Annual Rates Stock Price
		Underlying	Granted to	Price	Date		Appreciation For Option Term
	Date of	Options	Employees in	($/Share)	Market	Expiration
Name	Grant	Granted	Fiscal Year	(1)	Value	Date	5%($)(2)	10%($)(2)

Thian Hoo Tan	02/09/01	500,000	17.03	$1.56	$1.56	02/09/11	$491,323	$1,245,111
Michael A. Russak	01/23/01	100,000	3.41	$1.41	$1.41	01/23/11	$88,435	$224,112
	02/09/01	100,000	3.41	1.56	1.56	02/09/11	$98,264	$249,022
Christopher H. Bajorek	02/13/01	100,000	3.41	$1.44	$1.44	02/13/11	$90,403	$229,100
	06/15/01	6,000	0.20	$0.39	$0.39	06/15/02	$243	$366

     Each new option has a maximum term of 10 years, subject to earlier termination upon the optionee’s cessation of service. Each option will become immediately exercisable for all the option shares in the event we are acquired by a merger or asset sale (unless the option is assumed or replaced by the acquiring entity) or in the event the optionee’s employment terminates by reason of death or permanent disability. Each option includes a limited stock appreciation right which would result in the cancellation of that option upon a take-over of our company effected through a hostile tender offer for more than 50% of our outstanding common stock. In return, the optionee will be entitled to a cash distribution from us per canceled option share equal to the highest reported price paid per share of common stock in such tender offer less the option exercise price per share.

(1)	The exercise price may be paid in cash, in shares of our common stock valued at fair market value on the exercise date, or through a cashless exercise procedure involving a same-day sale of the purchased shares.

(2)	There is no assurance provided to any executive officer, or any other holder of our securities, that the actual stock price appreciation from the grant date and over the 10 year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

Option Exercises and Holdings

     The table below sets forth information concerning the exercise of options during the 2001 fiscal year and unexercised options held as of the end of such year by the executive officers named in the Summary Compensation Table. No stock appreciation rights were exercised during such fiscal year, and except for the limited stock appreciation rights described immediately following the Option Grant Table above which form part of each stock option grant, no stock appreciation rights were outstanding at the end of such fiscal year.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Value:

Value of
			Number of	Unexercised
			Securities Underlying	In-The-Money
			Unexercised Options	Options at Fiscal
	Shares		At Fiscal Year-End	Year-End ($) (2)
	Acquired	Value	Exercisable (E)/	Exercisable (E)/
Name	on Exercise	Realized(1)	Unexercisable (U)	Unexercisable (U)

Thian Hoo Tan	—	$—	1,378,146 E	$	— E
			1,111,817 U	$	— U
Michael A. Russak	—	$—	347,682 E	$	— E
			108,333 U	$	— U
Christopher H. Bajorek	—	$—	833,736 E	$	— E
			144,094 U	$	— U
Ray L. Martin	—	$—	323,043 E	$	— E
			90,447 U	$	— U
Peter Norris	—	$—	246,921 E	$	— E
			— U	$	— U
Edward H. Siegler	—	$—	263,620 E	$	— E
			13,122 U	$	— U

(1)	Value Realized equals the market price value of the shares at the time of exercise less the exercise price of the shares.

(2)	Excess of the closing price per share of our common stock at the end of the fiscal year ($0.036) over the option exercise price. If the closing price is less than the exercise price, then the value of unexercised options equals zero.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Stock Ownership of Certain Beneficial Owners

     The table below indicates the number of shares of our common stock owned by certain beneficial owners as of December 30, 2001:

		Amount and Nature of	Percentage
Title of Class	Name and Address of Beneficial Owner	Beneficial Ownership	of Class

Common Stock	Western Digital Corporation 8105 Irvine Center Drive Irvine, California 92618	5,930,722 shares	5.30%

Common Stock	Dimensional Fund Advisors, Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401	6,074,036 shares	5.43%

     The above table is based on information supplied from Schedules 13G filed with the Securities and Exchange Commission. We believe that the shareholders named in the table have sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 111,924,983 shares outstanding on December 30, 2001.

Stock Ownership by Directors, Nominees, and Executive Officers

     The table below indicates the number of shares of our common stock beneficially owned as of December 30, 2001 by

•	our directors;

•	each of the current executive officers listed in the Summary Compensation Table below; and

•	all current directors and executive officers as a group.

     Except as otherwise noted, each person has sole investment and voting powers with respect to the shares shown as beneficially owned. Ownership information is based upon information furnished by these individuals.

	Shares Beneficially Owned(1)

Name	Number	Percentage

Thian Hoo Tan(2)	1,519,455	1.36%
Michael A. Russak(3)	750,602	*
Christopher H. Bajorek(4)	897,399	*
Ray L. Martin(5)	330,265	*
Peter Norris(6)	665,944	*
Edward H. Siegler(7)	282,818	*
Donald Beadle(8)	18,109	*
Chris A. Eyre(9)	424,560	*
George A. Neil(10)	79,500	*
Ronald L. Schauer(11)	1,972,711	1.76%
Anthony Sun(12)	144,310	*
Harry Van Wickle(13)	18,109	*
Current executive officers and directors as a group (15 persons)(14)	7,985,725	7.13%

*	Less than 1%

(1)	Some of the individuals may share voting power with regard to the shares listed herein with their spouses. The number of shares outstanding and percent of ownership is based on 111,924,983 shares of our common stock outstanding as of December 30, 2001. The shares of common stock issuable pursuant to convertible notes, options and warrants that are currently exercisable or exercisable within 60 days of December 30, 2001 are deemed to be outstanding and to be beneficially owned by the person holding those options for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage of any other person.

(2)	Includes 1,484,013 shares subject to options currently exercisable or which will become exercisable within 60 days after December 30, 2001.

(3)	Includes 356,015 shares subject to options currently exercisable or which will become exercisable within 60 days after December 30, 2001.

(4)	Includes 852,986 shares subject to options currently exercisable or which will become exercisable within 60 days after December 30, 2001.

(5)	Includes 327,870 shares subject to options currently exercisable or which will become exercisable within 60 days after December 30, 2001.

(6)	Includes 246,921 shares subject to options currently exercisable or which will become exercisable within 60 days after December 30, 2001.

(7)	Includes 265,688 shares subject to options currently exercisable or which will become exercisable within 60 days after December 30, 2001.

(8)	Includes 18,109 shares subject to options currently exercisable or which will become exercisable within 60 days after December 30, 2001.

(9)	Includes 423,560 shares subject to options currently exercisable or which will become exercisable within 60 days after December 30, 2001.

(10)	Includes 63,500 shares subject to options currently exercisable or which will become exercisable within 60 days after December 30, 2001.

(11)	Includes 166,644 shares subject to options currently exercisable or which will become exercisable within 60 days after December 30, 2001.

(12)	Includes 70,500 shares subject to options currently exercisable or which will become exercisable within 60 days after December 30, 2001.

(13)	Includes 18,109 shares subject to options currently exercisable or which will become exercisable within 60 days after December 30, 2001.

(14)	Includes 5,167,985 shares of current executive officers, subject to options which are currently exercisable or which will become exercisable within 60 days after December 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

     We advanced a total of $233,684 to Mr. Thian Hoo Tan during the 1998 fiscal year as a personal loan. The advances bore interest at the market rate required under the federal tax laws. The highest amount outstanding under these advances during the 2001 fiscal year was $56,563. As of December 30, 2001, the outstanding balance had been paid in full.

     Related party transactions between Western Digital and us subsequent to April 8, 1999 (when they became a related party) were as follows:

	Fiscal Year Ended

	2001	2000	1999

	(in thousands)
Accounts receivable from Western Digital
Beginning of year	$19,428	$25,313	$—
Sales	166,315	180,195	183,511
Cash receipts	(161,897)	(186,080)	(158,198)

End of year	$23,846	$19,428	$25,313

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of Documents filed as part of this Report.

1. Financial Statements.

The following consolidated financial statements of Komag, Incorporated are filed in Part II, Item 8 of this Report on Form 10-K:

Consolidated Statements of Operations — Fiscal Years 2001, 2000, and 1999

Consolidated Balance Sheets — December 30, 2001 and December 31, 2000

Consolidated Statements of Cash Flows — Fiscal Years 2001, 2000, and 1999

Consolidated Statements of Stockholders’ Equity — Fiscal Years 2001, 2000, and 1999

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

The following financial statement schedule of Komag, Incorporated is filed in Part IV, Item 14(d) of this report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3. Exhibits.

Exhibit
Number	Description

2.1	Not used.
3.1	Amended and Restated Certificate of Incorporation of Komag, Incorporated (incorporated by reference from Exhibit 3.1 filed with the Company’s report on Form 10-K for the year ended December 31, 2000).
3.2	Bylaws (incorporated by reference from Exhibit 3.3 filed with the Company’s report on Form 10-K for the year ended December 30, 1990)
4.1	Not used.
4.2	Specimen Stock Certificate (incorporated by reference from Exhibit 4.2 filed with Amendment No. 1 to the Registration Statement)
4.3	Loan Restructure Agreement by and among Komag and the Restructure Lenders named therein, dated as of June 1, 2000 (incorporated by reference from Exhibit 4.1 filed with the Company’s report on Form 8-K filed June 2, 2000)
4.4	Warrant Agreement by and between Komag and the Banks named therein, dated as of June 1, 2000, with attached form of Warrant (incorporated by reference from Exhibit 4.2 filed with the Company’s report on Form 8-K filed June 2, 2000)

Exhibit
Number	Description

4.5	Not used.
4.6	Not used.
4.7	Registration Rights Agreement by and among Komag and certain buyers listed therein, dated June 1, 2000 (incorporated by reference from Exhibit 4.2 filed with the Company’s report on Form 8-K filed June 2, 2000)
4.8	Form of Convertible Note issued by Komag to buyer named therein dated June 2, 2000 (incorporated by reference from Exhibit 4.3 filed with the Company’s report on Form 8-K filed June 2, 2000)
4.9	Form of Restricted Global Convertible Subordinated Note due 2004 (incorporated by reference from the HMT Technology Corporation Form 8-K, dated January 21, 1997)
4.10	Form of Unrestricted Global Convertible Subordinated Note due 2004 (incorporated by reference from the HMT Technology Corporation Form 8-K, dated January 21, 1997)
4.11	Form of Certificated Convertible Subordinated Note due 2004 (incorporated by reference from the HMT Technology Corporation Form 8-K, dated January 21, 1997)
4.12	Indenture, dated as of January 15, 1997, between the Company and State Street Bank and Trust Company of California, N.A., as Trustee (incorporated by reference from the HMT Technology Corporation Form 8-K, dated January 21, 1997)
10.1.1	Lease Agreement dated May 2, 1989 by and between Stony Point Associates I and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.1.6 filed with the Company’s report on Form 10-K for the year ended December 31, 1989)
10.1.2	Lease Agreement (B10) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated (incorporated by reference from Exhibit 10.1.11 filed with the Company’s report on Form 10-K for the year ended December 29, 1996)
10.1.3	Lease Agreement (B11) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated (incorporated by reference from Exhibit 10.1.12 filed with the Company’s report on Form 10-K for the year ended December 29, 1996)
10.1.4	Sublease Agreement (B11) dated January 10, 2000, between Komag, Incorporated and 2Wire, Inc. (incorporated by reference from Exhibit 10.1.15 filed with the Company’s report on Form 10-K for the year ended January 2, 2000)
10.1.5	Second Amendment to Lease dated March 16, 1999 by and between Northern Trust Bank of California N.A. and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.1.16 filed with the Company’s report on Form 10-K for the year ended January 2, 2000)
10.1.6	Not used.
10.1.7	Not used.
10.2	Form of Directors’ Indemnification Agreement (incorporated by reference from Exhibit 10.2 filed with the Company’s report on Form 10-K for the year ended December 31, 2000.)
10.3	Asset Purchase Agreement between the Company and Western Digital Corporation dated April 8, 1999 (incorporated by reference from Exhibit 10.1.13 filed with the Company’s report of Form 10-Q for the quarter ended July 4, 1999) (Confidential treatment requested as to certain portions.)
10.3.1	Volume Purchase Agreement dated as of April 8, 1999 by and between the Company and Western Digital Corporation (incorporated by reference from Exhibit 10.1.14 filed with the Company’s report of Form 10-Q for the quarter ended July 4, 1999) (Confidential treatment requested as to certain portions.)

Exhibit
Number	Description

10.3.2	Not used.
10.3.3	Not used.
10.3.4	Not used.
10.3.5	Not used.
10.3.6	Not used.
10.3.7	Not used.
10.3.8	Not used.
10.3.9	Joint Development and Cross-License Agreement dated March 10, 1989 by and between Komag, Incorporated; Kobe Steel, Ltd.; and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.10.7 filed with the Company’s report on Form 10-K for the year ended December 31, 1989)
10.3.10	Blank Sales Agreement dated March 10, 1989 by and between Komag, Incorporated; Kobe Steel, Ltd.; and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.3.10 filed with the Company’s report on Form 10-K for the year ended December 31, 1989)
10.3.11	Finished Substrate Agreement dated March 10, 1989 by and between Komag, Incorporated; Kobe Steel, Ltd.; and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.10.9 filed with the Company’s report on Form 10-K for the year ended December 31, 1989) (confidential treatment obtained as to certain portions)
10.3.12	Stock Purchase Agreement between Komag, Incorporated and Kobe Steel USA Holdings Inc. dated November 17, 1995 (incorporated by reference from Exhibit 10.3.12 filed with the Company’s report on Form 10-K for the year ended December 31, 1995)
10.3.13	Substrate Agreement by and between Kobe Steel, Ltd. and Komag, Incorporated dated November 17, 1995 (incorporated by reference from Exhibit 10.3.13 filed with the Company’s report on Form 10-K for the year ended December 31, 1995) (confidential treatment obtained as to certain portions)
10.3.14	License Amendment Agreement among Komag, Incorporated; Komag Material Technology, Inc.; and Kobe Steel, Ltd. Dated November 17, 1995 (incorporated by reference from Exhibit 10.3.14 filed with the Company’s report on Form 10-K for the year ended December 31, 1995)
10.3.15	Substrate Sales Amendment Agreement among Komag, Incorporated; Komag Material Technology, Inc.; and Kobe Steel, Ltd. dated November 17, 1995 (incorporated by reference from Exhibit 10.3.15 filed with the Company’s report on Form 10-K for the year ended December 31, 1995)
10.3.16	Joint Venture Amendment Agreement among Komag, Incorporated; Komag Material Technology, Inc.; and Kobe Steel USA Holdings Inc. dated November 17, 1995 (incorporated by reference from Exhibit 10.3.16 filed with the Company’s report on Form 10-K for the year ended December 31, 1995) (confidential treatment obtained as to certain portions)
10.3.17	Stock Purchase and Contribution Agreement By and Among Chahaya Optronics, Inc., The Investors Named Herein and Komag, Incorporated (Incorporated by reference from Exhibit 10.3.17 filed with the Company’s report on Form 10-K for the year ended December 31, 2000)
10.3.18	Amendment Number 1 to Volume Purchase Agreement with Western Digital Corporation dated October 5, 2001 (incorporated by reference from Exhibit 10.1 filed with the company’s report on Form 10-Q for the quarter ended September 30, 2001)

Exhibit
Number	Description

10.4.1	Restated 1987 Stock Option Plan, effective January 31, 1996 and forms of agreement thereunder (incorporated by reference from Exhibit 10.4.1 filed with the Company’s report on Form 10-Q for the quarter ended June 30, 1996)
10.4.2	Komag, Incorporated Management Bonus Plan As Amended and Restated January 22, 1997 (incorporated by reference from Exhibit 10.4.2 filed with the Company’s report on Form 10-K for the year ended January 3, 1999)
10.4.3	Not used.
10.4.4	Komag, Incorporated Discretionary Bonus Plan (incorporated by reference from Exhibit 10.4.4 filed with the Company’s report on Form 10-K for the year ended December 29, 1996)
10.4.5	Komag, Incorporated 1997 Supplemental Stock Option Plan Amended June 12, 1998 (incorporated by reference from Exhibit 10.4.5 filed with the Company’s report on Form 10-K for the year ended January 3, 1999)
10.4.6	Komag Material Technology, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 10.11.12 filed with the Company’s report on Form 10-Q for the Quarter ended October 1, 1995)
10.4.7	Registrant’s 1995 Stock Option Plan (the “1995 Plan”) (incorporated by reference from the HMT Technology Corporation Form S-1 No. 333-450 and amendments thereto)
10.4.8	Registrant’s 1996 Equity Incentive Plan (the “Incentive Plan”) (incorporated by reference from the HMT Technology Corporation Form S-1 No. 333-450 and amendments thereto)
10.5	Letter dated February 10, 1992 from the Malaysian Industrial Development Authority addressed to Komag, Incorporated approving the “Pioneer Status” of the Company’s thin-film media venture in Malaysia (incorporated by reference from Exhibit 10.28 filed with the Company’s report on Form 10-K for the year ended January 3, 1993)
10.6	Not Used.
16	Letter regarding change in certifying accountants from Ernst & Young LLP dated November 26, 2001 (incorporated by reference from Exhibit 16 filed with the Company’s report on Form 8-K filed on November 26, 2001.)
21	List of Subsidiaries.
23	Consent of KPMG LLP, independent auditors.
23.1	Consent of Ernst & Young LLP, independent auditors.
24	Power of Attorney. Reference is made to the signature pages of this Report.

     The Company agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company.

     (b)  Reports on Form 8-K.

     On October 19, 2001, the Company filed Form 8-K, which referenced an October 8, 2001 press release announcing that Western Digital Corporation had agreed to extend its Volume Purchase Agreement with the Company for an additional three-year term.

     On November 26, 2001, the Company filed Form 8-K, which referenced a November 19, 2001 press release announcing the resignation of its auditors, Ernst & Young LLP, and the engagement of KPMG LLP as the Company’s principal accountants as of November 19, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on this 27th day of March, 2002.

Komag, Incorporated

By	/s/ Thian Hoo Tan

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thian Hoo Tan (Thian Hoo Tan)	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2002

/s/ Edward H. Siegler (Edward H. Siegler)	Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 27, 2002

/s/ Kathleen A. Bayless (Kathleen A. Bayless)	Vice President, Corporate Controller (Principal Accounting Officer)	March 27, 2002

/s/ Donald P. Beadle (Donald P. Beadle)	Director	March 27, 2002

/s/ CHRIS A. EYRE (Chris A. Eyre)	Director	March 27, 2002

/s/ George A. Neil (George A. Neil)	Director	March 27, 2002

/s/ Ronald L. Schauer (Ronald L. Schauer)	Director	March 27, 2002

/s/ Anthony Sun (Anthony Sun)	Director	March 27, 2002

/s/ Harry G. Van Wickle (Harry G. Van Wickle)	Director	March 27, 2002

*By /s/ Edward H. Siegler
(Edward H. Siegler, Attorney-in-Fact)

ITEM 14(D) FINANCIAL STATEMENT SCHEDULE

KOMAG, INCORPORATED
Schedule II— VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C	Column D		Column E		Column F

		Additions
	Balance at	Charged to					Balance
	Beginning	Costs and					at End
Description	of Period	Expenses	Other		Deductions		of Period

Year ended January 2, 2000
Allowance for doubtful accounts	$2,165	$(404)	$—		$—		$1,761
Allowance for sales returns	682	3,105 (1)	—		3,368	(2)	419

	$2,847	$2,701	$—		$3,368		$2,180

Year ended December 31, 2000
Allowance for doubtful accounts	$1,761	$55	$2,123	(3)	$—		$3,939
Allowance for sales returns	419	5,741 (1)	485	(3)	5,236	(2)	1,409

	$2,180	$5,796	$2,608		$5,236		$5,348

Year ended December 30, 2001
Allowance for doubtful accounts	$3,939	$(473)	$—		$1,829		$1,637
Allowance for sales returns	1,409	3,039 (1)	—		3,492	(2)	956

	$5,348	$2,566	$—		$5,321		$2,593

(1)	Additions to the allowance for sales returns are netted against sales.

(2)	Actual sales returns of subsequently scrapped product were charged against the allowance for sales returns. Actual sales returns of product that were subsequently tested and shipped to another customer were netted directly against sales.

(3)	Adjustment to reflect addition of HMT balance related to merger.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Not used.
3.1	Amended and Restated Certificate of Incorporation of Komag, Incorporated (incorporated by reference from Exhibit 3.1 filed with the Company’s report on Form 10-K for the year ended December 31, 2000).
3.2	Bylaws (incorporated by reference from Exhibit 3.3 filed with the Company’s report on Form 10-K for the year ended December 30, 1990).
4.1	Not used.
4.2	Specimen Stock Certificate (incorporated by reference from Exhibit 4.2 filed with Amendment No. 1 to the Registration Statement).
4.3	Loan Restructure Agreement by and among Komag and the Restructure Lenders named therein, dated as of June 1, 2000 (incorporated by reference from Exhibit 4.1 filed with the Company’s report on Form 8-K filed June 2, 2000).
4.4	Warrant Agreement by and between Komag and the Banks named therein, dated as of June 1, 2000, with attached form of Warrant (incorporated by reference from Exhibit 4.2 filed with the Company’s report on Form 8-K filed June 2, 2000).

Exhibit
Number	Description

4.5	Not used.
4.6	Not used.
4.7	Registration Rights Agreement by and among Komag and certain buyers listed therein, dated June 1, 2000 (incorporated by reference from Exhibit 4.2 filed with the Company’s report on Form 8-K filed June 2, 2000)
4.8	Form of Convertible Note issued by Komag to buyer named therein dated June 2, 2000 (incorporated by reference from Exhibit 4.3 filed with the Company’s report on Form 8-K filed June 2, 2000)
4.9	Form of Restricted Global Convertible Subordinated Note due 2004 (incorporated by reference from the HMT Technology Corporation Form 8-K, dated January 21, 1997).
4.10	Form of Unrestricted Global Convertible Subordinated Note due 2004 (incorporated by reference from the HMT Technology Corporation Form 8-K, dated January 21, 1997).
4.11	Form of Certificated Convertible Subordinated Note due 2004 (incorporated by reference from the HMT Technology Corporation Form 8-K, dated January 21, 1997).
4.12	Indenture, dated as of January 15, 1997, between the Company and State Street Bank and Trust Company of California, N.A., as Trustee (incorporated by reference from the HMT Technology Corporation Form 8-K, dated January 21, 1997).
10.1.1	Lease Agreement dated May 2, 1989 by and between Stony Point Associates I and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.1.6 filed with the Company’s report on Form 10-K for the year ended December 31, 1989).
10.1.2	Lease Agreement (B10) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated (incorporated by reference from Exhibit 10.1.11 filed with the Company’s report on Form 10-K for the year ended December 29, 1996).
10.1.3	Lease Agreement (B11) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated (incorporated by reference from Exhibit 10.1.12 filed with the Company’s report on Form 10-K for the year ended December 29, 1996).
10.1.4	Sublease Agreement (B11) dated January 10, 2000, between Komag, Incorporated and 2Wire, Inc. (incorporated by reference from Exhibit 10.1.15 filed with the Company’s report on Form 10-K for the year ended January 2, 2000).
10.1.5	Second Amendment to Lease dated March 16, 1999 by and between Northern Trust Bank of California N.A. and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.1.16 filed with the Company’s report on Form 10-K for the year ended January 2, 2000).
10.1.6	Not used.
10.1.7	Not used.
10.2	Form of Directors’ Indemnification Agreement (incorporated by reference from Exhibit 10.2 filed with the Company’s report on Form 10-K for the year ended December 31, 2000).
10.3	Asset Purchase Agreement between the Company and Western Digital Corporation dated April 8, 1999 (incorporated by reference from Exhibit 10.1.13 filed with the Company’s report of Form 10-Q for the quarter ended July 4, 1999) (Confidential treatment requested as to certain portions.)
10.3.1	Volume Purchase Agreement dated as of April 8, 1999 by and between the Company and Western Digital Corporation (incorporated by reference from Exhibit 10.1.14 filed with the Company’s report of Form 10-Q for the quarter ended July 4, 1999) (Confidential treatment requested as to certain portions.)

Exhibit
Number	Description

10.3.2	Not used.
10.3.3	Not used.
10.3.4	Not used.
10.3.5	Not used.
10.3.6	Not used.
10.3.7	Not used.
10.3.8	Not used.
10.3.9	Joint Development and Cross-License Agreement dated March 10, 1989 by and between Komag, Incorporated; Kobe Steel, Ltd.; and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.10.7 filed with the Company’s report on Form 10-K for the year ended December 31, 1989).
10.3.10	Blank Sales Agreement dated March 10, 1989 by and between Komag, Incorporated; Kobe Steel, Ltd.; and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.3.10 filed with the Company’s report on Form 10-K for the year ended December 31, 1989).
10.3.11	Finished Substrate Agreement dated March 10, 1989 by and between Komag, Incorporated; Kobe Steel, Ltd.; and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.10.9 filed with the Company’s report on Form 10-K for the year ended December 31, 1989) (confidential treatment obtained as to certain portions).
10.3.12	Stock Purchase Agreement between Komag, Incorporated and Kobe Steel USA Holdings Inc. dated November 17, 1995 (incorporated by reference from Exhibit 10.3.12 filed with the Company’s report on Form 10-K for the year ended December 31, 1995).
10.3.13	Substrate Agreement by and between Kobe Steel, Ltd. and Komag, Incorporated dated November 17, 1995 (incorporated by reference from Exhibit 10.3.13 filed with the Company’s report on Form 10-K for the year ended December 31, 1995) (confidential treatment obtained as to certain portions).
10.3.14	License Amendment Agreement among Komag, Incorporated; Komag Material Technology, Inc.; and Kobe Steel, Ltd. Dated November 17, 1995 (incorporated by reference from Exhibit 10.3.14 filed with the Company’s report on Form 10-K for the year ended December 31, 1995).
10.3.15	Substrate Sales Amendment Agreement among Komag, Incorporated; Komag Material Technology, Inc.; and Kobe Steel, Ltd. dated November 17, 1995 (incorporated by reference from Exhibit 10.3.15 filed with the Company’s report on Form 10-K for the year ended December 31, 1995).
10.3.16	Joint Venture Amendment Agreement among Komag, Incorporated; Komag Material Technology, Inc.; and Kobe Steel USA Holdings Inc. dated November 17, 1995 (incorporated by reference from Exhibit 10.3.16 filed with the Company’s report on Form 10-K for the year ended December 31, 1995) (confidential treatment obtained as to certain portions).
10.3.17	Stock Purchase and Contribution Agreement By and Among Chahaya Optronics, Inc., The Investors Named Herein and Komag, Incorporated (incorporated by reference from Exhibit 10.3.17 filed with the Company’s report on Form 10-K for the year ended December 31, 2000).
10.3.18	Amendment Number 1 to Volume Purchase Agreement with Western Digital Corporation dated October 5, 2001 (incorporated by reference from Exhibit 10.1 filed with the company’s report on Form 10-Q for the quarter ended September 30, 2001).

Exhibit
Number	Description

10.4.1	Restated 1987 Stock Option Plan, effective January 31, 1996 and forms of agreement thereunder (incorporated by reference from Exhibit 10.4.1 filed with the Company’s report on Form 10-Q for the quarter ended June 30, 1996).
10.4.2	Komag, Incorporated Management Bonus Plan As Amended and Restated January 22, 1997 (incorporated by reference from Exhibit 10.4.2 filed with the Company’s report on Form 10-K for the year ended January 3, 1999).
10.4.3	Not used.
10.4.4	Komag, Incorporated Discretionary Bonus Plan (incorporated by reference from Exhibit 10.4.4 filed with the Company’s report on Form 10-K for the year ended December 29, 1996).
10.4.5	Komag, Incorporated 1997 Supplemental Stock Option Plan Amended June 12, 1998 (incorporated by reference from Exhibit 10.4.5 filed with the Company’s report on Form 10-K for the year ended January 3, 1999).
10.4.6	Komag Material Technology, Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 10.11.12 filed with the Company’s report on Form 10-Q for the Quarter ended October 1, 1995).
10.4.7	Registrant’s 1995 Stock Option Plan (the “1995 Plan”) (incorporated by reference from the HMT Technology Corporation Form S-1 No. 333-450 and amendments thereto).
10.4.8	Registrant’s 1996 Equity Incentive Plan (the “Incentive Plan”) (incorporated by reference from the HMT Technology Corporation Form S-1 No. 333-450 and amendments thereto).
10.5	Letter dated February 10, 1992 from the Malaysian Industrial Development Authority addressed to Komag, Incorporated approving the “Pioneer Status” of the Company’s thin-film media venture in Malaysia (incorporated by reference from Exhibit 10.28 filed with the Company’s report on Form 10-K for the year ended January 3, 1993).
10.6	Not Used.
16	Letter regarding change in certifying accountants from Ernst & Young LLP dated November 26, 2001 (incorporated by reference from Exhibit 16 filed with the Company’s report on Form 8-K filed on November 26, 2001.)
21	List of Subsidiaries.
23	Consent of KPMG LLP, independent auditors.
23.1	Consent of Ernst & Young LLP, independent auditors.
24	Power of Attorney. Reference is made to the signature pages of this Report.