Form 10-Q
period 2002-03-31
KOMAG INC /DE/
filed 2002-05-03
CIK 813347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002
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

Yes [X]      No [   ].

On March 31, 2002, 111,924,983 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding.

INDEX

KOMAG, INCORPORATED

Page No.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
Consolidated statements of operations -Three months ended March 31, 2002 and April 1, 2001	3
Consolidated balance sheets — March 31, 2002 and December 30, 2001	4
Consolidated statements of cash flows — Three months ended March 31, 2002 and April 1, 2001	5
Notes to consolidated financial statements - March 31, 2002	6-17
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-38
Item 3. Quantitative and Qualitative Disclosures about Market Risk	38
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	39
Item 2. Changes in Securities	39
Item 3. Defaults Upon Senior Securities	39
Item 4. Submission of Matters to a Vote of Security Holders	40
Item 5. Other Information	40
Item 6. Exhibits and Reports on Form 8-K	40
SIGNATURES	41

PART I. FINANCIAL INFORMATION

KOMAG, INCORPORATED
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended

	March 31, 2002	April 1, 2001

Net sales to unrelated parties	$20,338	$47,105
Net sales to related parties	41,027	40,751

Net sales	61,365	87,856
Cost of sales	55,168	93,430

Gross profit (loss)	6,197	(5,574)
Operating expenses:
Research, development, and engineering	9,391	10,669
Selling, general, and administrative	4,166	5,711
Amortization of intangible assets	3,074	7,565

	16,631	23,945

Operating loss	(10,434)	(29,519)
Other income (expense):
Interest income	97	852
Interest expense (contractual interest expense was $7,920 and $22,163 in the first quarter of 2002 and 2001, respectively)	—	(22,163)
Other income, net	3,035	1,025

	3,132	(20,286)

Loss before reorganization costs, income taxes, minority interest, and equity in net loss of unconsolidated company	(7,302)	(49,805)
Reorganization costs, net	991	—
Provision for income taxes	380	460

Loss before minority interest and equity in net loss of unconsolidated company	(8,673)	(50,265)
Minority interest in net income of consolidated subsidiary	9	12
Equity in net loss of unconsolidated company	1,500	737

Net loss	($10,182)	($51,014)

Basic and diluted net loss per share	($0.09)	($0.46)

Number of shares used in basic and diluted computations	111,925	111,645

See notes to consolidated financial statements.

KOMAG, INCORPORATED
(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS
(In thousands)
ASSETS

	March 31, 2002	December 30, 2001

	(unaudited)	(note)

Current assets
Cash and cash equivalents	$24,000	$17,486
Short-term investments	—	335
Accounts receivable (including amounts due from related parties of $21,786 in 2002 and $23,905 in 2001, less allowances of $1,701 in 2002 and $2,593 in 2001)	28,379	25,148
Inventories	11,276	11,766
Prepaid expenses and deposits	1,562	1,878

Total current assets	65,217	56,613
Investment in unconsolidated company	2,576	4,076
Property, plant, and equipment, net	221,140	232,256
Land and buildings held for sale	24,600	24,600
Goodwill and other intangible assets, net	87,149	90,185
Deposits and other assets	86	120

	$400,768	$407,850

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Trade accounts payable	$16,444	$13,376
Accounts payable to related parties	2,536	1,627
Accrued compensation and benefits	7,862	7,585
Other liabilities	1,756	1,763
Other liabilities due to related party	5,963	6,583
Restructuring liabilities	1,852	2,371

Total current liabilities	36,413	33,305
Deferred income taxes	1,003	1,003
Other long-term liabilities	908	910

Total liabilities not subject to compromise	38,324	35,218
Liabilities subject to compromise	516,158	516,173
Minority interest in consolidated subsidiary	1,407	1,398
Stockholders’ deficit
Common stock	1,119	1,119
Additional paid-in capital	586,304	586,304
Accumulated deficit	(742,544)	(732,362)

Total stockholders’ deficit	(155,121)	(144,939)

	$400,768	$407,850

Note: The balance sheet at December 30, 2001 was derived from the audited financial statements at that date.

See notes to consolidated financial statements.

KOMAG, INCORPORATED
(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended

	March 31, 2002	April 1, 2001

OPERATING ACTIVITIES
Net loss	$(10,182)	$(51,014)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization on property, plant, and equipment	13,800	18,636
Amortization of intangible assets	3,074	7,565
Provision for doubtful accounts receivable	(261)	(95)
Interest accrual on long-term note payable to related party	—	1,120
Accretion and amortization of interest on debt	—	12,580
Equity in net loss of unconsolidated company	1,500	737
Gain on liquidation of subsidiary	—	(579)
Gain on disposal of property, plant, and equipment, net	(2,387)	(14)
Other	7	(18)
Changes in operating assets and liabilities:
Accounts receivable	(5,089)	8,992
Accounts receivable from related parties	2,119	2,460
Inventories	490	(8,603)
Prepaid expenses and deposits	312	938
Trade accounts payable	3,068	8,776
Accounts payable to related parties	909	(278)
Accrued compensation and benefits	277	(1,982)
Other liabilities	(998)	(4,874)
Other liabilities to related party	(620)	2,211
Restructuring liabilities	(519)	(1,779)
Liabilities subject to compromise	(15)	—

	5,485	(5,221)
Reorganization costs, net	991	—

Net cash provided by (used in) operating activities	6,476	(5,221)
INVESTING ACTIVITIES
Acquisition of property, plant, and equipment	(2,720)	(16,523)
Purchases of short-term investments	—	(1,450)
Proceeds from short-term investments at maturity	335	9,597
Proceeds from disposal of property, plant, and equipment	2,423	158

Net cash provided by (used in) investing activities	38	(8,218)
FINANCING ACTIVITIES
Payment of debt	—	(7,499)

Net cash used in financing activities	—	(7,499)
Increase (decrease) in cash and cash equivalents	6,514	(20,938)
Cash and cash equivalents at beginning of year	17,486	71,067

Cash and cash equivalents at end of period	$24,000	$50,129

See notes to consolidated financial statements.

KOMAG, INCORPORATED
(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2002

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented, have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 29, 2002.

     As discussed in Note 2, Komag, Incorporated (KUS) filed a voluntary petition for reorganization under Chapter 11 of title 11 of the United States Code (the Bankruptcy Code) on August 24, 2001 (the “Petition Date”). The petition was filed with the United States Bankruptcy Court for the Northern District of California. The petition affects only the Company’s U.S. corporate parent, KUS, and does not include any of its subsidiaries, including Komag Material Technology (KMT), and Komag USA (Malaysia) Sdn (KMS). KUS is operating its business as a debtor-in-possession.

     The consolidated financial statements have been prepared on a going-concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities and commitments in the normal course of business. As a result of: 1) the Company’s recurring losses from operations and net capital deficiency; and 2) the Chapter 11 Bankruptcy and related circumstances, including the Company’s substantial debt; the realization of assets and liquidation of liabilities are subject to significant uncertainty. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern depends on, among other things, its ability to: 1) receive confirmation of the Plan of Reorganization (the Plan) by the Bankruptcy Court (as defined in Note 2); and 2) maintain business and financial operations consistent with those expected in the Plan.

     While the Company is operating as a debtor-in-possession, it may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, effectivity of the Plan could materially change the amounts and classifications reported in the consolidated financial statements.

     In connection with the Chapter 11 Bankruptcy case, the Company is required to prepare its consolidated financial statements as of March 31, 2002 in accordance with Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants. In accordance with SOP 90-7, all of the Company’s pre-petition liabilities that are subject to compromise under the proposed Plan are segregated in the Company’s consolidated balance sheet as “liabilities subject to compromise.” These liabilities are recorded at the amounts expected to be allowed as claims in the Chapter 11 case rather than at the estimated amounts for which those allowed claims may be satisfied as a result of the confirmed Plan.

     As of the effective date of the Plan, the Company expects to adopt “fresh start” reporting as defined in SOP 90-7. In accordance with “fresh start” reporting, the reorganization value of the Company will be allocated to the emerging entity’s specific tangible and identified net intangible assets based on their fair values. Excess reorganization value, if any, will be reported as “reorganization value in excess of amounts allocable to identifiable assets.” As a result of the adoption of such “fresh start” reporting, the Company’s post-emergence (“successor”) financial statements will not be comparable with its pre-emergence (“predecessor”) financial statements including the historical consolidated financial statements included herein.

     Fiscal Year: The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three-month reporting periods included in this report are comprised of 13 weeks.

     Cash Equivalents: The Company considers as a cash equivalent any highly-liquid investment that matures within three months of its purchase date.

     Short-Term Investments: The Company invests its excess cash in high-quality, short-term debt instruments. None of the Company’s debt security investments has a maturity date greater than one year. At April 1, 2001, all short-term investments are designated as available for sale. There were no short-term investments at March 31, 2002. Interest and dividends on the investments are included in interest income.

     The following is a summary of the Company’s investments by major security type at amortized cost, which approximates fair value:

	(in thousands)
	March 31, 2002	December 30, 2001

Corporate debt securities	$6,653	$6,874
Government-backed securities	13,350	5,350

	$20,003	$12,224

Amounts included in cash and cash equivalents	$20,003	$11,889
Amounts included in short-term investments	—	335

	$20,003	$12,224

     There were no realized gains or losses on the Company’s investments during the first quarter of 2002, as all investments were held to maturity. The Company utilizes zero-balance accounts and other cash management tools to invest all available funds, including bank balances in excess of book balances.

     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following:

	(in thousands)
	March 31, 2002	December 30, 2001

Raw material	$5,687	$5,232
Work in process	2,701	1,608
Finished goods	2,888	4,926

	$11,276	$11,766

     Property, Plant, and Equipment: Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. The estimated useful life of the Company’s buildings is thirty years. Furniture and equipment are generally depreciated over three to five years, and leasehold improvements are amortized over the shorter of the lease term or their estimated useful life. Land and buildings acquired as part of the HMT merger which are available for sale, are valued at their estimated fair value (which was determined based on an independent valuation), less estimated costs to sell of $24.6 million as of March 31, 2002. Property, plant, and equipment and consists of the following:

	(in thousands)
	March 31, 2002	December 30, 2001

Land	$7,785	$7,785
Buildings	163,459	163,333
Leasehold improvements	30,813	30,786
Furniture	7,569	7,549
Equipment	474,786	474,662

	684,412	684,115
Less allowances for depreciation and amortization	(463,272)	(451,859)

	$221,140	$232,256

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

     Stock-Based Compensation: The Company accounts for employee stock-based compensation using the intrinsic-value method, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost is recorded on the date of grant to the extent that the fair value of the underlying share of common stock exceeds the exercise price for a stock option or the purchase price for a share of common stock. The Company has not recorded stock-based compensation expense for stock options issued to employees, as the exercise prices of stock options granted were equal to the fair value of the stock on the date of grant. Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company discloses the pro forma effect of using the fair value method of accounting for employee stock-based compensation arrangements.

     Income Taxes: The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax laws expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is established for deferred tax assets if it is considered more likely than not that the assets will not be realized.

     Loss Per Share: The Company determines loss per share in accordance with SFAS No. 128, Earnings per Share. The net loss per share was computed using only the weighted average number of shares of common stock outstanding during the period.

     Potential incremental common shares attributable to the future exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) of zero and 187,219 for the three months ended March 31, 2002, and April 1, 2001, respectively, were not included in the diluted net loss per share because the effect would have been anti-dilutive.

     Potential incremental common shares attributable to the exercise of outstanding warrants (assuming proceeds would be used to purchase treasury stock) of zero for both of the three month periods ended March 31, 2002, and April 1, 2001, were not included in the diluted net loss per share because the effect would have been anti-dilutive.

     Potential incremental common shares totaling 12,474,181 attributable to conversion of convertible debt for both of the three month periods ended March 31, 2002, and April 1, 2001, were not included in the diluted net loss per share computation because their effect would have been anti-dilutive.

     Comprehensive Loss: The comprehensive loss for all periods presented reflect the adoption of SFAS No. 130, Reporting Comprehensive Income. Comprehensive loss for the three-month periods ended March 31, 2002, and April 1, 2001, in the accompanying consolidated statements of operations is the same as the Company’s net loss.

     Recent Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for any business combinations initiated after June 30, 2001, and also includes the criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and requires that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed, and the remaining amortization periods adjusted accordingly. Under the adoption of SFAS No. 142, the Company will be required to perform a transitional impairment analysis of its goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations.

     At the beginning of fiscal 2002 (the date of adoption of SFAS No. 142), the Company had unamortized goodwill and other intangibles in the amount of $90.2 million ($83.5 million of which pertains to goodwill) which is subject to the transition provisions of SFAS No. 142. The Company is in the process of having an independent appraisal performed as a basis for determining the value of goodwill and other intangible assets. As a result, as of the beginning of fiscal year 2002 the Company expects to record a transitional impairment loss in the range of $60.0 million to $80.0 million in the second quarter of 2002. In accordance with SFAS 142, no further amortization of the remaining goodwill associated with the HMT Technology, Corporation (HMT) acquisition was recorded in the first quarter of 2002.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a material impact on its financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS No. 144 in the first quarter of 2002. SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations in the first quarter of 2002.

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

Note 2. Reorganization under Chapter 11 of the United States Bankruptcy Code

     On the Petition Date, Komag, Incorporated filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The Company has continued operations since the Petition Date, and expects to continue its operations during and after the Chapter 11 bankruptcy proceedings.

     The Company filed a proposed Plan of Reorganization (the Plan) on September 21, 2001, by which it intends to satisfy and discharge the claims underlying the liabilities discussed below. The Company amended the Plan on November 9, 2001, and filed a modified Plan on April 8, 2002. As modified, the proposed Plan, which must be confirmed by the Bankruptcy Court, currently has the support of creditors holding substantially all of the Company’s undisputed outstanding debt. As a result of the vote by the Company’s stockholders, there will be no distribution to stockholders when the Company emerges from bankruptcy.

     The Company continues to pursue diligently the steps necessary to emerge from its Chapter 11 bankruptcy proceedings. A hearing before the Bankruptcy Court to consider confirmation of the modified Plan is scheduled for May 9, 2002. The proposed Plan may be modified materially before it is confirmed by the Bankruptcy Court.

     The accompanying consolidated statements of operations reflect certain reorganization costs, including professional fees. Interest expense on the Company’s senior bank debt, subordinated convertible notes, subordinated unsecured convertible debt, and note payable has been recorded up to the Petition Date. Such interest expense has not been recorded subsequent to that date because it will not be paid, and will not be included as an allowed claim under the Plan. In the first quarter of 2002, stated contractual interest was $7.9 million.

     In accordance with SOP 90-7, a significant portion of the Company’s outstanding debt, related accrued interest, and pre-petition accounts payable is classified as “liabilities subject to compromise” at March 31, 2002. Comparable items in the prior year have not been reclassified. See below for a complete description of liabilities subject to compromise.

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

KOMAG, INCORPORATED (KUS)
(DEBTOR-IN-POSSESSION)
CONDENSED STATEMENT OF OPERATIONS
(In thousands)

Three
Months Ended

March 31, 2002

Net sales	$864
Cost of sales	5,214

Gross loss	(4,350)
Operating expenses:
Research, development, and engineering	8,270
Selling, general, and administrative	3,181
Amortization of intangible assets	518

11,969

Operating loss	(16,319)
Other income (expense):
Interest income	51
Intercompany income from non-debtor subsidiaries	13,486
Other income, net	2,747

16,284

Loss before reorganization costs, income taxes, equity in net loss of unconsolidated company, and non-debtor subsidiaries	(35)
Reorganization costs, net	991
Provision for income taxes	367

Loss before equity in net loss of unconsolidated company, and non-debtor subsidiaries	(1,393)
Equity in net loss of unconsolidated company	(1,500)
Equity in net loss of non-debtor subsidiaries	(7,289)

Net loss	$(10,182)

KOMAG, INCORPORATED (KUS)
(DEBTOR-IN-POSSESSION)
CONDENSED BALANCE SHEET
(In thousands)

ASSETS

March 31, 2002

Current assets
Cash and cash equivalents	$14,129
Accounts receivable, net	855
Intercompany receivables from non-debtor subsidiaries, net	10,451
Inventories	886
Prepaid expenses and deposits	558

Total current assets	26,879
Investment in non-debtor subsidiaries	1,643
Investment in unconsolidated company	2,576
Long-term intercompany receivables from non-debtor subsidiaries	209,921
Property, plant, and equipment, net	25,436
Land and buildings held for sale	24,600
Goodwill and other intangible assets, net	87,149
Deposits and other assets	14

$378,218

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Trade accounts payable	$2,029
Accrued compensation and benefits	5,024
Other liabilities	1,363
Other liabilities due to related party	5,963
Restructuring liabilities associated with merger	891

Total current liabilities	15,270
Deferred income taxes	1,003
Other long-term liabilities	908

Total liabilities not subject to compromise	17,181
Liabilities subject to compromise	516,158
Stockholders’ deficit	(155,121)

$378,218

KOMAG, INCORPORATED (KUS)
(DEBTOR-IN-POSSESSION)
CONDENSED STATEMENT OF CASH FLOWS
(In thousands)

Three
Months Ended

March 31, 2002

Operating Activities
Net loss	$(10,182)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization on property, plant, and equipment	2,093
Amortization of intangible assets	518
Provision for doubtful accounts receivable	(19)
Equity in net loss of unconsolidated company	1,500
Equity in net loss of non-debtor subsidiaries	7,289
Gain on disposal of equipment	(2,338)
Changes in operating assets and liabilities:
Accounts receivable	354
Accounts receivable from related parties	90
Inventories	(250)
Prepaid expenses and deposits	675
Trade accounts payable	126
Intercompany balances with non-debtor subsidiaries	8,559
Accrued compensation and benefits	(51)
Other liabilities	(998)
Other liabilities due to related party	(620)
Restructuring liabilities associated with merger	(472)
Liabilities subject to compromise	(15)

6,259
Reorganization costs, net	991

Net cash provided by operating activities	7,250
Investing Activities
Acquisition of property, plant, and equipment	(1,395)
Proceeds from disposal of property, plant, and equipment	2,374

Net cash provided by investing activities	979

Increase in cash and cash equivalents	8,229
Cash and cash equivalents at beginning of period	5,900

Cash and cash equivalents at end of period	$14,129

     As part of the bankruptcy case, the Company has rejected certain leases and contracts, and intends to reject additional leases and contracts as allowed by the Bankruptcy Code. Certain of the leases that the Company already has rejected or intends to reject have previously been accounted for as part of restructuring plans in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with Purchase Business Combinations, and EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). Consequently, the Company has reclassified the merger and restructuring related accruals for these leases to “liabilities subject to compromise.”

     The amounts for Chapter 11-related reorganization costs included in the consolidated and condensed debtor-in-possession statements of operations for the first quarter of 2002 included $1.0 million in professional fees.

     Liabilities included in the condensed and consolidated debtor-in-possession balance sheet at March 31, 2002, which are subject to compromise under the terms of the Plan, are summarized as follows (in thousands):

(in thousands)
March 31, 2002

Priority tax claims	$1,729
Loan restructure agreement claims	206,880
Western Digital note claim	33,675
Western Digital rejection claims	11,262
Convertible notes claims	10,193
Subordinated notes claims	238,195
General unsecured claims	14,224

Total liabilities subject to compromise	$516,158

     The above balance sheet amounts represent the Company’s estimate of known or potential pre-petition claims. Pursuant to the Bankruptcy Code, schedules have been filed by KUS with the Bankruptcy Court setting forth its assets and liabilities. Differences between amounts recorded by KUS and claims filed by creditors are being investigated and resolved as part of the Chapter 11 bankruptcy proceedings. Such claims remain subject to future adjustment. Any such adjustments would increase or decrease the liabilities subject to compromise and reorganization costs in the period in which they become known. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, and rejection of executory contracts, unexpired leases, and proofs of claim. Payment terms for these amounts will be established in connection with the Chapter 11 bankruptcy proceedings.

     Liabilities subject to compromise are explained as follows:

•	Priority tax claims - reflect the liability for property, sales, and income taxes that were unpaid as of August 24, 2001.

•	Loan restructure agreement claims - reflect the outstanding $201.7 million principal balance of the senior unsecured bank debt. In June 2000, the Company entered into a senior unsecured loan restructure agreement with its senior lenders. Under the loan restructure agreement, the bank debt became due and payable on June 30, 2001. This debt bore interest at the prime interest rate plus 1.25%, and required principal payments of $7.5 million a quarter. The amount also includes accrued interest of $4.4 million through August 24, 2001, and $0.8 million for reimbursement of professional advisory expenses.

•	Western Digital note claim - reflects a note to Western Digital in the principal amount of $30.1 million in connection with the purchase of the assets of Western Digital’s media operation in April 1999. The note bears interest at 4.9% and was originally due in April 2002 and was subordinated to the Company’s senior bank debt. The amount includes $3.6 million in accrued interest through August 24, 2001.

•	Western Digital rejection claims - reflect the liability for all unused equipment leases in connection with the closure of the media operation acquired from Western Digital in April 1999.

•	Convertible notes claims - reflect the outstanding $9.3 million of subordinated unsecured convertible debt that was scheduled to mature in 2005. This convertible debt was issued in June 2000 as part of the restructuring of the senior bank debt. The convertible notes originally bore interest of 8%, payable on the maturity date of the convertible notes. The claim amount includes $0.9 million in accrued interest through August 24, 2001.

•	Subordinated notes claims - reflect the outstanding $230.0 million in subordinated convertible notes assumed in the merger with HMT. The HMT notes originally bore interest at 53/4% payable semiannually on January 15 and July 15, were convertible into shares of common stock of the Company at a conversion price of $26.12, and were scheduled to mature in January 2004. The Company has not paid the interest on the HMT notes that was due on July 15, 2001. This amount includes $8.3 million in accrued interest through August 24, 2001.

•	General unsecured claims - reflect the liability for: 1) all materials and services that were received by KUS but unpaid as of August 24, 2001; 2) remaining lease payments for unused equipment leased by HMT; and 3) unpaid severance costs as of August 24, 2001.

     The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages, salaries, benefits and other employee obligations, and certain other pre-petition claims. The pre-petition liabilities that have been approved for payment by the Bankruptcy Court are excluded from “liabilities subject to compromise.”

Note 3. Income Taxes

     The Company’s income tax provisions of $0.4 million and $0.5 million for the three-month periods ended March 31, 2002, and April 1, 2001, respectively, represent foreign withholding taxes on royalty and interest payments. The Company’s wholly-owned thin-film media operation, KMS, received a five-year extension of its initial tax holiday through June 2003, for its first plant site in Malaysia. KMS has also been granted an additional eight-year and ten-year tax holiday through December 2006 and 2008 for its second and third plant sites in Malaysia, respectively.

Note 4. Restructuring Liabilities

     On October 2, 2000, the Company merged with HMT. HMT was headquartered in Fremont, California, and designed, developed, manufactured, and marketed high-performance thin-film disks. In connection with the merger, in the fourth quarter of 2000, the Company implemented a reorganization plan, which included a reduction in the Company’s U.S. workforce and the cessation of manufacturing operations in the U.S. This transition was completed in the second quarter of 2001.

     Under purchase accounting rules, the Company recorded liabilities associated with the merger. At December 30, 2001, the liability balance was $1.4 million. In the first quarter of 2002, $0.5 million of payments were made against these liabilities.

     In December 2000, the Company implemented a restructuring plan to cease KMT’s U.S. manufacturing operations in May 2001. At December 30, 2001, the liability balance was $1.0 million. Cash payments in the first quarter of 2002 were less than $0.1 million. The remaining liabilities are expected to be paid through 2004, the remaining facility lease term.

Note 5. Investment in Unconsolidated Company

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

     The Company recorded an investment in Chahaya for $12.0 million in the fourth quarter of 2000. The investment included $4.0 million for future cash payments and $8.0 million for facilities, facility services, and equipment. In June 2001, the Company’s investment was reduced by $4.0 million due to cancellation of the shares related to the future $4.0 million cash contribution. This activity, as well as additional changes in Chahaya’s equity structure, reduced the Company’s ownership percentage to 34% at March 31, 2002. In the first quarter of 2002, the Company recorded a $1.5 million loss for its equity share of Chahaya’s net loss. As of March 31, 2002, the Company’s remaining liability for facilities and facility services was $6.0 million.

Note 6. Legal Proceeding

     As discussed in Note 2, KUS filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on the Petition Date. The petition was filed with the Bankruptcy Court. The petition affects only the Company’s U.S. corporate parent, KUS, and does not include any of its subsidiaries, including KMT and KMS. The Company is operating its business as a debtor-in-possession. See Note 2 for additional information.

KOMAG, INCORPORATED

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” and similar expressions. Komag’s business is subject to a number of risks and uncertainties. While this discussion represents our current judgment on the future direction of our business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Some of the important factors that may influence possible differences are continued competitive factors, pricing pressures, changes in customer demand, developments in and the outcome of the Chapter 11 proceedings described below, and general economic conditions.

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

     Adverse conditions in the thin-film media market, which began in mid-1997, continued to impact our business throughout 1999, 2000, and 2001, and the first quarter of 2002. Demand for disk drives grew rapidly during the mid-1990s, and industry forecasts were for continued strong growth. Along with many of our competitors (both independent disk manufacturers and captive disk manufacturers owned by vertically integrated disk drive companies), in 1996 we committed to expansion programs and substantially increased media manufacturing capacity in 1997. In 1997, the rate of growth in demand for disk drives fell. Disk drive manufacturers abruptly reduced orders for media from independent suppliers and relied more heavily on internal capacity to supply a larger proportion of their media requirements. The media industry’s capacity expansion, coupled with the decrease in the rate of demand growth, resulted in excess media production capacity. Due to classic micro-economic forces, this excess industry capacity caused sharp declines in average selling prices for disk products as independent suppliers struggled to utilize their capacity.

     In addition to adversities caused by excess capacity, by the end of 1998, most disk drives were manufactured with advanced, magneto-resistive (MR) media and recording heads. This transition to MR and subsequently to giant magneto-resistive (GMR) components led to significant, unprecedented increases in areal density and, therefore, the amount of data that can be stored on a single disk platter. Increased storage capacity per disk allows drive manufacturers to offer lower-priced disk drives by incorporating fewer components into their disk drives. Because of this lower disk-per-drive ratio, demand for disks was relatively flat during the period from 1997 through the first quarter of 2002, resulting in substantial excess disk production capacity. The significant amount of captive capacity employed by certain disk drive manufacturers also continues to impair the market opportunities for independent disk suppliers such as our company.

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

     On the Petition Date, we filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. The petition was filed with the Bankruptcy Court. The petition relates only to our U.S. corporate parent, KUS, and does not include any of our subsidiaries, including KMT and KMS. We are operating our business as a debtor-in-possession subject to supervision and orders of the Bankruptcy Court.

Net Sales

     Consolidated net sales declined by 30.2% in the first quarter of 2002, from $87.9 million in the first quarter of 2001 to $61.4 million in the first quarter of 2002. Finished unit sales volume declined to 9.5 million units in the first quarter of 2002, from 12.7 million units in the first quarter of 2001, due primarily to continued weakness in demand for computers. The finished unit average selling price declined to $5.87 in the first quarter of 2002, from $6.35 in the first quarter of 2001. Substrate sales declined to $5.6 million in the first quarter of 2002, from $8.1 million in the first quarter of 2001. We expect modest improvement in our sales volume during each of the next three quarters in 2002. The improvement will depend, in part, on our ability to qualify for 60 and 80 gigabyte per platter programs.

     The customer sales mix changed significantly in the first quarter of 2002. Net sales to Western Digital were 67% in the first quarter of 2002, compared to 46% in the first quarter of 2001. Net sales to Seagate in the first quarter of 2002 were 8% (all of which were substrate sales), compared to 12% in the first quarter of 2001. Net sales to Maxtor were 23% in the first quarter of 2002, compared to 36% in the first quarter of 2001. Sales of 30GB disks and greater were 84% in the first quarter of 2002, versus 26% in same period of 2001. We expect to continue to derive a substantial portion of our sales from Western Digital and Maxtor, and from a small number of other customers. The distribution of sales among customers may vary from quarter to quarter based on the qualifications of our disks in specific customers’ drive programs, and the success of those programs in the disk drive marketplace. However, as a result of the April 1999 acquisition of Western Digital’s media operation and the related volume purchase agreement, we expect our sales to remain highly concentrated with Western Digital.

Gross Margin

     Compared to the first quarter of 2001, our gross margin improved by 16.4 points in the first quarter of 2002, to a gross profit of 10.1 % compared to a gross loss of 6.3%. The first quarter of 2001 included higher costs of running underutilized plants associated with the HMT merger, which were closed in the second quarter of 2001.

     We expect to maintain our variable cost per unit at levels similar to the last three quarters while continuing to advance our technology. With all of our manufacturing now being performed in Malaysia, we expect our fixed cost per unit in the remainder of 2002 to vary based on changes in production volumes from the first quarter of 2002.

Operating Expenses

     Research, development, and engineering expenses of $9.4 million in the first quarter of 2002 were $1.3 million less than the $10.7 million in the first quarter of 2001. The year-over-year decrease reflected cost efficiencies gained by producing a growing proportion of samples shipped to customers for product qualifications, at our Malaysian manufacturing sites. We expect research, development, and engineering spending in each of the three remaining quarters of 2002 to be similar to the first quarter of 2002.

     Selling, general, and administrative expenses of $4.2 million declined by $1.5 million in the first quarter of 2002, compared to $5.7 million in the first quarter of 2001. The year-over-year decrease reflected significantly lower headcount and payroll costs, as well as lower retention bonuses. The decrease in retention bonuses primarily resulted from lower headcount resulting from our closure of the U.S. HMT factories in the second quarter of 2001. We expect selling, general, and administrative spending in each of the three remaining quarters of 2002 to be similar to the first quarter of 2002.

     Amortization of intangible assets was $3.1 million in the first quarter of 2002, compared to $7.6 in the first quarter of 2001. The decrease was primarily due to the cessation of amortization of goodwill of $3.5 million per quarter beginning in January 2002, in accordance with SFAS 142. The balance of the reduction resulted from discontinuing amortization of other intangibles which became fully amortized at the end of the first quarter of 2001.

Interest and Other Income/Expense

     Overall interest income of $0.9 million in the first quarter of 2001 reflected significantly higher cash and cash equivalent balances, as well as higher investment interest rates, compared to $0.1 million of interest income in the first quarter of 2002.

     No interest expense was recorded the first quarter of 2002, as interest will not be paid and will not be an allowed claim under the Plan. The contractual interest expense for the first quarter of 2002 was $7.9 million compared to $22.2 million recorded in the first quarter of 2001. The first quarter 2001 expense was higher primarily due to $10.9 million of accretion of the discount on convertible debt, and $1.7 million for amortization of loan fees and warrant expense related to the Loan Restructure Agreement. These charges are no longer applicable.

     Other income/expense was $3.0 million in the first quarter of 2002 compared to $1.0 million in the first quarter of 2001. The increase included a $2.4 million gain on the sale of certain idle manufacturing equipment.

Reorganization Costs

     In connection with our Chapter 11 Bankruptcy filing, we recorded reorganization costs of $1.0 million in the first quarter of 2002. These expenses primarily reflect professional fees related to the Chapter 11 Bankruptcy case. We will continue to incur reorganization costs until we emerge from bankruptcy.

Income Taxes

     Our income tax provisions of $0.4 million and $0.5 million for the three-month periods ended March 31, 2002, and April 1, 2001, respectively, represent foreign withholding taxes on royalty and interest payments. Our wholly-owned thin-film media operation, KMS, received a five-year extension of its initial tax holiday through June 2003, for its first plant site in Malaysia. KMS has also been granted an additional eight-year and ten-year tax holiday through December 2006 and 2008 for its second and third plant sites in Malaysia, respectively.

Minority Interest in KMT

     The minority interest in the net income of consolidated subsidiary represented Kobe Steel USA Holdings Inc.’s (Kobe USA) 20% share of KMT’s net income. KMT recorded net income of $0.04 million in the first quarter of 2002, compared to net income of $0.06 million in the first quarter of 2001. We are currently negotiating with Kobe USA to repurchase its share of KMT in exchange for certain idle assets.

Equity in Unconsolidated Company

     We recorded a $1.5 million loss in the first quarter of 2002 as our equity share of Chahaya’s net loss, compared to a $0.7 million loss in the first quarter of 2001.

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

Allowance for Doubtful Accounts

     We record an allowance for doubtful accounts based on estimates of potential uncollectability of our accounts receivable. We specifically analyze our accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The majority of our sales and resulting accounts receivable are concentrated among a few large customers. As a result of this sales concentration, at March 31, 2002, 72% of our accounts receivable was with one customer for which no allowance was provided. Historically, we have not experienced material differences between our estimated allowance for doubtful accounts and actual results. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, our results would suffer and additional allowances may be required.

Restructuring Liabilities

     Restructuring liabilities have been estimated and accrued based on historical data on prior costs for such activities, coupled with assumptions on expected timeframes for such activities and specific actions necessary to complete such transitions. It is possible that future costs incurred to exit related business activities could vary from historical costs, assumptions on timeframes could change or different actions may be determined necessary than assumed in our original estimates, which could result in significant changes in costs to exit certain business activities. Any significant difference between our estimated restructuring liabilities and actual experience or changes in our estimate would be reflected in our reported operating expenses in the period in which that difference is determined.

Liabilities Subject to Compromise

     We have recorded amounts for liabilities subject to compromise using judgement on the estimated allowable amounts, as prescribed by Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” The estimates for allowable amounts are based on our accounting records, discussions with creditors and amounts as documented in the Plan, as well as discussions with outside legal counsel. If we obtain new information in the future, including Court orders, our estimates for allowable amounts could change. Any significant change would be reflected in our reported reorganization costs in our statement of operations in the period in which any difference is determined.

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

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for any business combinations initiated after June 30, 2001, and also includes the criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and requires that goodwill not be amortized, but rather be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed, and the remaining amortization periods adjusted accordingly. Under the adoption of SFAS No. 142, we will be required to perform a transitional impairment analysis of its goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

     At the beginning of fiscal 2002 (the date of adoption of SFAS No. 142), the Company had unamortized goodwill and other intangibles in the amount of $90.2 million ($83.5 million of which pertains to goodwill) which is subject to the transition provisions of SFAS No. 142. The Company is in the process of having an independent appraisal performed as a basis for determining the value of goodwill and other intangible assets. As a result, as of the beginning of fiscal year 2002, the Company expects to record a transitional impairment loss in the range of $60.0 million to $80.0 million in the second quarter of 2002. In accordance with SFAS 142, no further amortization of the remaining goodwill associated with the HMT acquisition was recorded in the first quarter of 2002.

Liquidity and Capital Resources

     Cash and cash equivalents and short-term investments of $24.0 million at the end of the first quarter of 2002 increased by $6.2 million from the end of the previous fiscal year. The increase primarily reflected a $6.5 million cash increase resulting from consolidated operating activities. Based on current operating forecasts, the Company estimates that the cash balance is adequate to support its continuing operations for at least the next twelve months. Additionally, we have commitments from certain of our lenders to provide debtor-in-possession financing, should we require it, and exit financing on our emergence from Chapter 11 in the amount of $15.0 million. Our forecasts and the exit financing agreement are contingent on our emergence from our Chapter 11 case. If we are unsuccessful in obtaining confirmation of the Plan, creditors or equity holders may seek other alternatives for us, which may include soliciting bids for our company through an auction process, or possible liquidation of our assets. In a liquidation, all creditors would be paid prior to any distribution to shareholders.

     Working capital increased by $5.5 million compared to the end of the previous fiscal year, resulting primarily from the increase in cash as noted above.

     Consolidated operating activities generated $6.5 million in cash in the first quarter of 2002. The components of this change include the following:

•	The first quarter 2002 net loss of $10.2 million, net of non-cash depreciation and amortization of $16.9 million, a $2.4 million gain on the disposal of fixed assets, other non-cash charges of $1.2 million, and $1.0 million in reorganization costs, generated $6.5 million in cash.

•	The accounts receivable increase of $3.0 million was a direct result of higher sales.

•	The accounts payable increase of $4.0 million primarily reflected increased spending at the end of the quarter to prepare for increasing production of substrates.

•	Lower other assets and liabilities used $1.0 million in cash on a net basis.

     In the first quarter of 2002, we received $2.4 million in cash on proceeds from the sale of equipment, and we spent $2.7 million on fixed assets acquisitions. There were no financing activities in the first quarter of 2002.

     Current noncancellable capital commitments as of March 31, 2002 totaled $2.8 million. Year-to-date capital expenditures were $2.7 million. For 2002, we plan to spend approximately $20.0 million on property, plant, and equipment for projects designed to improve yield and productivity, as well as costs to improve equipment capability for the manufacture of advanced products. In addition, we plan to install additional manufacturing equipment in Malaysia from the former HMT facilities if our sales volumes increase in the remaining three quarters of 2002, and the equipment is required.

     We lease certain research and administrative facilities under operating leases that expire at various dates between 2004 and 2007. Certain of these leases include renewal options varying from five to twenty years. At March 31, 2002, the future minimum commitments for non-cancelable operating facility leases and a sublease that we have not rejected or we do not intend to reject pursuant to the Bankruptcy Code (see Note 2), are as follows (in thousands):

	Minimum
	Lease	Sublease
	Payments	Income

Remaining in 2002	$2,637	$1,093
2003	3,509	1,494
2004	3,458	1,539
2005	3,308	1,585
2006	3,308	1,633
Thereafter	636	414

	$16,856	$7,758

     In June 2000, we replaced our credit facilities with a senior unsecured loan restructure agreement with our lenders, and a separate subordinated unsecured convertible debt agreement with other creditors. As a result, we have $201.7 million in senior unsecured bank debt outstanding that matured on June 30, 2001, and $9.3 million of convertible debt that was originally scheduled to mature in 2005. In addition, we have a note payable to Western Digital with a principal balance of $30.1 million, which was originally scheduled to mature in April, 2002. Upon completion of the HMT merger in the fourth quarter of 2000, we assumed HMT’s convertible debt, which was originally scheduled to mature in 2004. The principal amount of these notes is $230.0 million. As a result, under the terms of the loan restructure agreement for the senior bank debt and the subordination provisions for the HMT convertible notes, we did not pay interest on the HMT subordinated notes when it became due on July 15, 2001. In addition, our failure to pay our senior bank debt when due caused a default under the HMT subordinated notes as of July 30, 2001.

     As of the Petition Date, the aforementioned debts remained outstanding, and were reclassified to liabilities subject to compromise. The repayment of this indebtedness is subject to the Plan. Through August 24, 2001, unpaid accrued interest on the aforementioned debt was $17.3 million. Contractual interest expense for the period from August 25, 2001, to March 31, 2002, was $19.6 million.

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

     On the Petition Date, our company, Komag, Incorporated (KUS), filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. Chapter 11 permits us to remain in control of our business, protected by a stay of all creditor action, while we attempt to negotiate and confirm our Plan. Due to our pending Chapter 11 case and our financial condition, we believe our stakeholders continue to be concerned about our bankruptcy proceedings and the prospect of emergence from such proceedings. Some of our customers, suppliers and employees have continued to express this apprehension, which may have an adverse effect on our ability to continue to run our operations without impairment.

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

     Although we are currently continuing business operations as a debtor-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of our business as a going concern is contingent upon, among other things: 1) our ability to obtain confirmation of the Plan, or to formulate an alternative Plan if necessary for confirmation by the Bankruptcy Court; and 2) our ability to generate sufficient cash from operations and financing sources to meet obligations as they become due.

     A hearing regarding confirmation of our modified Plan is scheduled to occur on May 9, 2002. The Plan faces objections from one party. We cannot assure you that the Bankruptcy Court ultimately will overrule those objections and confirm the Plan.

     If we are unable to receive confirmation of the Plan or an alternative Plan of Reorganization, we will not be able to operate our company as a viable business, and may have to liquidate our assets. In addition, our operating results and financial condition could be detrimentally affected due to any of the following:

•	our customer relationships and orders with our customers could deteriorate;

•	suppliers could reduce their willingness to extend credit; and/or

•	employee attrition could increase.

We may not be able to confirm our Plan of Reorganization. In that event, unless we are able to confirm an alternative Plan of Reorganization, our assets likely would be liquidated or sold as a going concern.

     We may be unsuccessful in our attempts to confirm a Plan of Reorganization with our creditors. Many

Chapter 11 cases are unsuccessful, and virtually all involve substantial expense and damage to the business. We have incurred, and will continue to incur, professional fees and other cash demands typically incurred in bankruptcy. If we are unsuccessful in obtaining confirmation of the Plan, creditors or equity security holders may seek other alternatives for the company, which may include soliciting bids for the company through an auction process or possible liquidation of our assets. In a liquidation, all creditors would be paid prior to any payments to our stockholders.

Existing holders of equity in our company will not receive any distributions under our Plan of Reorganization.

     Our proposed Plan contemplates a complete change of equity ownership in our company as it exists today, with existing shares being cancelled. Because the proposed Plan was not approved by our current stockholders, our equity holders ultimately will have their shares cancelled and will not receive any distributions under the Plan with respect to those shares.

Upon consummation of the Plan of Reorganization, certain holders of claims may receive a significant proportion of the shares of new common stock, which could put them in a position to control the outcome of actions requiring stockholder approval if they were to act together.

     If holders of significant numbers of shares of our new common stock were to act as a group, such holders may be in a position to control the outcome of actions requiring stockholder approval. These actions include electing directors, approving significant corporate transactions, and influencing the management and affairs of the reorganized company. This concentration of ownership could also facilitate or hinder a negotiated change of control of the reorganized company and, consequently, impact upon the value of the new common stock.

     Further, the possibility exists that one or more of the holders of significant numbers of shares of new common stock may decide to sell all or a large portion of their shares of new common stock within a short period of time. This could adversely affect the market price of the new common stock.

The market price of our common stock has been depressed.

     Since our filing under Chapter 11 and the delisting of our common stock from the Nasdaq, the trading price of our stock has been further depressed to a minimal level. Recent prices of our common stock reflect that not all impaired classes of creditors approved our Plan, meaning that our stockholders will not receive any distribution at all. From the second quarter of 1997 through May 3, 2002, the price of our stock fell to a low of $0.01 from a high of $35.13. Even prior to our filing under Chapter 11, the market price of our common stock had been depressed in response to actual and anticipated events, including our operational results, decreased demand for computers and data storage, perceived weaknesses of the disk drive industry, and variations in macroeconomic conditions. Also, low-priced stocks are subject to additional risks, including certain state regulatory requirements and the potential loss of effective trading markets. Furthermore, because our common stock trades on the OTC Bulletin Board since being delisted from Nasdaq, our stock may be less liquid than prior to the delisting.

The market price and valuation of new securities of the reorganized company will be subject to uncertainties and contingencies, all of which are difficult to predict.

     If the Plan is approved, we will issue new common stock upon our emergence from bankruptcy. At issuance, there will be no immediate trading market for the new common stock and there can be no assurance that a trading market will develop. We will attempt to list our new common stock for trading on the Nasdaq National Market System. However, it is possible that we will not be able to meet the Nasdaq listing requirements. Actual market prices of such securities at issuance will depend upon, among other things, prevailing interest rates, conditions in the financial markets, the anticipated initial holdings of pre-petition creditors (some of whom may prefer to liquidate their investment rather than hold it on a long-term basis), and other factors which generally influence the prices of securities.

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

     Our independent auditors have included a going-concern explanatory paragraph in their audit report on the consolidated financial statements for our fiscal year ended December 30, 2001. This paragraph represents our auditors’ conclusion that there is substantial doubt as to our ability to continue as a going-concern for a reasonable time. If we are unable to obtain confirmation of the Plan and fund our business with cash generated by operations or raise future capital, our auditors may not remove the explanatory paragraph from their subsequent opinions, and any of the following may occur:

•	our custom relations and order with our customers could deteriorate;

•	suppliers could reduce their willingness to extend credit; or

•	employee attrition could increase.

Demand for disk drives is largely tied to demand for personal computers and fluctuations in and reduced demand for personal computers may result in cancellations or reductions in demand for our product.

     Trend Focus estimates that 75% of the disks consumed during 2001 were incorporated into disk drives for the desktop personal computer market. Because of this concentration in a single market, our business is tightly linked to the success of the personal computer market. Historically, demand for personal computers has been seasonal and cyclical. During the first quarter of 2002, personal computer manufacturers generally announced expectations of flat sales for 2002. Due to the high fixed costs of our business, fluctuations in demand resulting from this seasonality and cyclicality can lead to disproportionate changes in the results of our operations. If cancellations or reductions in demand for our products continue to occur in the future, our business, financial condition, and results of operations could be seriously harmed.

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

If we are unable to attract and retain key personnel, our operations could be harmed.

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

     Our customers consist of disk drive manufacturers. Given the relatively small number of disk drive manufacturers, we expect that we will continue to depend on a limited number of customers. This high customer concentration is due to the following factors:

•	the high-volume requirements of the dominant disk drive manufacturers;

•	a tendency to rely on a few suppliers because of the close interrelationship between media performance and disk drive performance;

•	the complexity of integrating components from a variety of suppliers; and

•	the increases in storage densities, which have led to decreases in the platter count per drive. With lower platter counts, disk drive manufacturers with captive disk manufacturing operations have excess capacity, and they rely less on independent sources of media.

     During the first quarter of 2002, 67% of our sales were to Western Digital and 23% were to Maxtor. In fiscal 2001, 59% of our sales were to Western Digital and 27% were to Maxtor. If our customers reduce their media requirements or develop capacity to produce thin-film disks for internal use, our sales will be reduced. As a result, our business, financial condition and operating results could suffer.

If we are unable to successfully compete in the highly competitive thin-film media industry, we may not be able to gain additional market share or we may lose our existing market share, and our operating results would be harmed. The imbalance between demand and supply has further intensified competition in the industry.

     The market for our products is highly competitive, and we expect competition to continue in the future. Competitors in the thin-film disk industry mainly fall into two groups: Asian-based manufacturers and U.S. captive manufacturers. Our Asian-based competitors include Fuji Electric, Mitsubishi Chemical Corporation, Trace Storage, Showa Denko, and Hoya. The U.S. captive manufacturers include the disk media operations of Seagate Technology, IBM and Maxtor. Many of these competitors have greater financial resources than we have. If we are not able to compete successfully in the future, we would not be able to gain additional market share for our products, or we may lose our existing market share, and our operating results could be harmed.

     In 2001, as in 2000, media supply exceeded media demand. As independent suppliers struggled to utilize their capacity, the excess media supply caused average selling prices for disk products to decline. Pricing pressure on component suppliers has also been compounded by high consumer demand for sub-$1,000 personal computers. Further, structural change in the disk media industry, including business combinations, failures, and joint venture arrangements, may be required before media supply and demand are in balance. However, structural changes could also intensify the competition in the industry, which will continue to put pressure on our profit margin.

Price competition may force us to lower our prices and our revenues and gross margins would suffer.

     We face fierce price competition in the disk media industry. Continued high levels of competition have continued to put downward pressure on prices per unit. We may be forced to lower our prices or add new products and features at lower prices to remain competitive, and we may otherwise be unable to introduce new products at higher prices. We cannot assure you that we will be able to compete successfully in this kind of price competitive environment. Lower prices would reduce our ability to generate revenue, and our gross margin would suffer. If we fail to mitigate the effect of these pressures through cost reduction of our products or changes in our product mixes our business, financial condition and results of operations could be adversely affected.

If we are not able to fund our business with cash generated by operations or raise future capital we may be forced to reduce or suspend operations.

     The disk media business has historically been capital-intensive, and we believe that in order to remain competitive, we will likely have to make continued investments over the next several years for capital expenditures, working capital, and research and development. If the Plan is approved, we will issue new debt instruments to some of our pre-petition creditors. If we do not meet our projections for expense and cost reductions we may be unable to service the debt. If we cannot raise additional funds required by our business, we may be forced to reduce or suspend operations.

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

     During 2001, IBM and Seagate Technology produced more than 90% of their media requirements internally, and MMC Technology supplied approximately half of Maxtor’s requirement for media. In 2001, Maxtor purchased MMC Technology. To date, the captive media operations of IBM, Maxtor and Seagate Technology have sold minimal quantities of disks in the merchant market.

     Disk drive manufacturers such as Seagate Technology, Maxtor, and IBM have large internal media manufacturing operations. We compete with these internal operations directly when we market our products to these disk drive companies, and indirectly when we sell our disks to customers who must compete with vertically-integrated disk drive manufacturers. Vertically-integrated companies have the ability to keep their disk-making operations fully utilized, thus lowering their costs of production. This cost advantage contributes to the pressure on us and other independent media manufacturers to sell disks at prices so low that we have been unprofitable, and we cannot be sure when, if ever, we can achieve a low enough cost structure to return to profitability. Vertically-integrated companies are also able to achieve a large scale that supports the development resources necessary to advance technology rapidly. We may not have sufficient resources to be able to compete effectively with these companies. Therefore, our business, financial condition, and operations could continue to suffer and deteriorate further.

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

     Our industry experiences rapid technological change, and if we are not able to anticipate timely and develop products and production technologies, our competitive position would be harmed. In general, the life cycles of recent disk drive programs have been short. Additionally, media must be customized to each disk drive program. Short program life cycles and customization have increased the risk of product obsolescence, and as a result, supply chain management, including just-in-time delivery, has become a standard industry practice. In order to sustain customer relationships and achieve profitability, we must be able to develop new products and technologies in a timely fashion that can help customers reduce their time-to-market performance, and continue to maintain operational excellence that supports high-volume manufacturing ramps and tight inventory management throughout the supply chain. If we cannot respond to this rapidly changing environment or fail to meet our customers’ demanding product and qualification requirements, we will not be able to compete effectively. As a result, we would not be able to maximize the use of our production facilities and minimize our inventory losses.

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

Our manufacturing processes must continue to improve, or our yields will decrease, which will negatively affect our ability to become profitable.

     The manufacture of our high-performance, thin-film disks requires a tightly controlled multi-stage process, and the use of high-quality materials. Efficient production of our products requires utilization of advanced manufacturing techniques and clean room facilities. Disk fabrication occurs in a highly controlled, clean environment to minimize dust and other yield- and quality-limiting contaminants. In spite of stringent manufacturing controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of the disks in a production lot to be defective. The success of our manufacturing operations depends in part on our ability to maintain process control and minimize such impurities in order to maximize yield of acceptable high-quality disks. Minor variations from specifications could have a disproportionately adverse impact on our manufacturing yields. If we are not able to continue to improve our manufacturing processes, our costs would rise and operating results would be harmed.

If we do not protect our patents and information rights, our revenues will suffer.

     Protection of technology through patents and other forms of intellectual property rights in technically sophisticated fields is commonplace. In the disk drive industry, it is common for companies and individuals to initiate actions against others in the industry to enforce intellectual property rights. Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets, and other measures, we may not be able to protect our technology adequately. Competitors may be able to develop similar technology and also may have or may develop intellectual property rights and enforce those rights to prevent us from using such technologies, or demand royalty payments from us in return for using such technologies. Either of these actions may affect our production, which would materially reduce our revenues and harm our operating results.

We may face intellectual property infringement claims which are costly to resolve, and which may divert our management’s attention.

     We have occasionally received, and may receive in the future, communications from third parties that assert violation of intellectual property rights alleged to cover certain of our products or manufacturing processes or equipment. We evaluate whether it would be necessary to defend against the claims or to seek licenses to the rights referred to in such communications. In those cases, we may not be able to negotiate necessary licenses on commercially reasonable terms. Also, if we have to defend those claims, we could incur significant expenses and our management’s attention could be diverted from our other business. Any litigation resulting from such claims could have a material adverse effect on our business and financial results.

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

     Our operating results historically have fluctuated significantly on both a quarterly and annual basis. As a result, our operating results in any quarter may not be indicative of future performance. We believe that our future operating results will continue to be subject to quarterly variations based on a wide variety of factors, including:

•	timing of significant orders, or order cancellations,

•	changes in our product mix and average selling prices;

•	modified, adjusted or rescheduled shipments;

•	availability of media versus demand for media;

•	the cyclical nature of the hard disk drive industry;

•	our ability to develop and implement new manufacturing process technologies;

•	increases in our production and engineering costs associated with initial design and production of new product programs;

•	the extensibility of our process equipment to meet more stringent future product requirements;

•	our ability to introduce new products that achieve cost-effective high-volume production in a timely manner, timing of product announcements, and market acceptance of new products;

•	the availability of our production capacity, and the extent to which we can use that capacity;

•	changes in our manufacturing efficiencies, in particular product yields and input costs for direct materials, operating supplies and other running costs;

•	prolonged disruptions of operations at any of our facilities for any reason;

•	changes in the cost of or limitations on availability of labor or materials; and

•	structural changes within the disk media industry, including combinations, failures, and joint venture arrangements.

     We cannot forecast with certainty the impact of these and other factors on our revenues and operating results in any future period. Our expense levels are based, in part, on expectations as to future revenues. If our revenue levels are below expectations, our operating results are likely to suffer. Because thin-film disk manufacturing requires a high level of fixed costs, our gross margins are extremely sensitive to changes in volume. At constant average selling prices, reductions in our manufacturing efficiency cause declines in our gross margins. Additionally, decreasing market demand for our products generally results in reduced average selling prices and/or low capacity utilization that, in turn, would adversely affect our gross margins and operating results.

Because we depend on our Malaysian operations, we are exposed to unavoidable risks in transmitting technology from U.S. facilities to Malaysian facilities, which could adversely impact our results of operations.

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

     We are subject to a number of risks in conducting business outside of the U.S. Our sales to customers in Asia, including the foreign subsidiaries of domestic disk drive companies, account for substantially all of our net sales from our U.S. and Malaysian facilities. Our customers assemble a substantial portion of their disk drives in Asia and subsequently sell these products throughout the world. Therefore, our high concentration of Asian sales does not accurately reflect the eventual point of consumption of the assembled disk drives. We anticipate that international sales will continue to represent the majority of our net sales.

     We are subject to these risks to a greater extent than most companies because, in addition to selling our products outside the U.S., our Malaysian operations accounted for substantially all of our sales in 2001. Accordingly, our operating results are subject to the risks inherent with international operations, including, but not limited to:

•	compliance with changing legal and regulatory requirements of foreign jurisdictions;

•	fluctuations in tariffs or other trade barriers;

•	foreign currency exchange rate fluctuations, since certain costs of our foreign manufacturing and marketing operations are incurred in foreign currency, including purchase of certain operating supplies and production equipment from Japanese suppliers in yen-denominated transactions;

•	difficulties in staffing and managing foreign operations;

•	political, social, and economic instability;

•	exposure to taxes in multiple jurisdictions;

•	local infrastructure problems or failures including but not limited to loss of power and water supply; and

•	transportation delays and interruptions.

     In addition, our ability to transfer funds from our Malaysian operations to the U.S. is subject to Malaysian rules and regulations. In 1999, the Malaysian government repealed a regulation that restricted the amount of dividends that a Malaysian company may pay to its stockholders. If not repealed, this regulation would have potentially limited our ability to transfer funds to the U.S. from our Malaysian operations. If similar regulations are enacted in the future, we may not be able to finance our U.S.-based research and development and/or repay our U.S. debt obligations

If we are unable to control contamination in our manufacturing processes, we may have to suspend or reduce our manufacturing operations, and our operations would suffer.

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

     Furthermore, our manufacturing processes rely on the use of hazardous materials, and any accidental hazardous discharge could result in significant liability and clean-up expenses, which could harm our business, financial condition, and results of operations.

Downturns in the disk drive manufacturing market and related markets may decrease our revenues and margins.

     The market for our products depends on economic conditions affecting the disk drive manufacturing and related markets. Downturns in these markets may cause disk drive manufacturers to delay or cancel projects, reduce their production or reduce or cancel orders for our products. In the event of such a downturn, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, many of our customers and potential customers have experienced declines in their revenues and operations. In addition, the terrorist acts of September 11, 2001 and subsequent terrorist activities have created an uncertain economic environment. We cannot predict the impact of these events, or of any related military action, on our customers or business, particularly in light of the fact that we rely heavily on overseas sales and production. We believe that, in light of these events, some businesses may curtail or eliminate spending on technology related to our products.

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

     As a result of recently issued SFAS No. 142 in 2002 we are required to evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary adjustments in order to conform with the new criteria for classifications of goodwill and other intangible assets. We are also required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations. These changes are expected to have a material affect on our accounting for goodwill and other intangible assets and will adversely affect our results of operations as of the transition date.

     At March 31, 2002, the Company had unamortized goodwill and other intangibles in the amount of $87.1 million, of which $81.4 million pertains to goodwill. The Company is in the process of having an independent appraisal performed as a basis for determining the value of goodwill and other intangible assets. As a result of the new accounting rules and the appraisal, the Company expects to record a transitional impairment loss in the range of approximately $60 million to $80 million in the second quarter of 2002. However, the other intangibles are expected to be amortized over remaining lives of three to five years. Amortization expense related to goodwill was $22.8 million, $12.2 million, and $16.1 million for the fiscal years ended 2001, 2000, and 1999, respectively. After adoption of SFAS No. 142, any remaining goodwill balance will not be amortized.

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

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in less than a $0.2 million decrease (less than 1.0 per cent) in the fair value of our available-for-sale securities.

     A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, a large portion of our payroll, certain operating expenses and capital purchases are transacted in other currencies, primarily Malaysian ringgit. Since late 1998, the ringgit has been pegged at a conversion rate of 3.8 Malaysian ringgit to the U.S. dollar. If the pegging is lifted in the future, we will evaluate whether or not we will enter any hedging contracts for the Malaysian ringgit. Based on expenses in the first quarter of 2002 that were denominated in Malaysian ringgit, an adverse change in exchange rates (defined as a 20% fluctuation in the Malaysian ringgit to the U.S. dollar rate) would result in an increased loss before taxes of approximately $1.6 million.

     As of March 31, 2002, our debt is not subject to financial market risk due to our Chapter 11 Bankruptcy filing in August, 2001. The debt is included in liabilities subject to compromise on the balance sheet (see Note 2).

PART II. OTHER INFORMATION

ITEM 1. Legal Proceeding

     We filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code on the Petition Date. The petition was filed with the Bankruptcy Court. The petition affects only our U.S. corporate parent, KUS, and does not include any of our subsidiaries, including KMT and KMS. We are operating our business as a debtor-in-possession, and as such, continue to manage and operate our business pending confirmation of the Plan, and subject to supervision and orders of the Bankruptcy Court. Any transactions not in the ordinary course of business must be engaged in compliance with applicable notice and procedural provisions of the Bankruptcy law and approval of the Bankruptcy Court.

ITEM 2. Changes in Securities

     Not Applicable.

ITEM 3. Defaults Upon Senior Securities

     On June 30, 2001, the $201.7 million principal amount of the Company’s senior bank debt became due. As of May 3, 2002, this amount, as well as accrued interest of $4.4 million from June 1, 2001 through August 24, 2001, has not been repaid. As a result, under the terms of the loan restructure agreement for the senior bank debt and the subordination provisions for the $230.0 million of HMT subordinated convertible notes, the Company did not pay interest of $6.6 million on the outstanding HMT subordinated convertible notes when it became due on July 15, 2001. The Company then became in interest payment default under the HMT subordinated convertible notes. As of May 3, 2002, accrued interest on the HMT subordinated convertible notes through August 24, 2001, is $8.3 million. In addition, the Company’s failure to pay the bank debt when due caused a default under the HMT subordinated convertible notes as of July 30, 2001.

     This indebtedness, as well as all of the Company’s other indebtedness and obligations, is now the subject of our bankruptcy proceedings, and will be restructured in accordance with the Plan of Reorganization.

ITEM 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

ITEM 5. Other Information

     Not Applicable.

ITEM 6. Exhibits and Reports on Form 8-K

     Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOMAG, INCORPORATED
(Registrant)

DATE: May 3, 2002	BY:	/s/ Thian Hoo Tan
Thian Hoo Tan Chief Executive Officer

DATE: May 3, 2002	BY:	/s/ Edward H. Siegler
Edward H. Siegler Vice President, Chief Financial Officer

DATE: May 3, 2002	BY:	/s/ Kathleen A. Bayless
Kathleen A. Bayless Vice President, Corporate Controller