Form 10-Q
period 2002-06-30
KOMAG INC /DE/
filed 2002-08-13
CIK 813347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2002
                         Commission File Number 0-16852


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

                            Yes [ ]    No [X] (1)


----------

        (1) In connection with the registrant's emergence from Chapter 11 bankruptcy proceedings on June 30, 2002, the registrant's duty to file reports required by Sections 13 and 15(d) of the Securities Exchange Act of 1934 was suspended, and, as a result, the registrant has not been subject to such filing requirements for the past 90 days. Nevertheless, the registrant has continued to file all reports required to be filed by Sections 13 and 15(d) of the Securities Exchange Act of 1934, and, therefore, has filed all such reports during the preceding 12 months.

On June 30, 2002, 22,826,283 shares of the Registrant's common stock, $0.01 par value, were issued and outstanding.

                                      INDEX

                               KOMAG, INCORPORATED

                                                                                                                      Page No.
                                                                                                                      --------
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (Unaudited)

           Consolidated statements of operations - Three and six months ended June 30, 2002 and July 1, 2001........       3

           Consolidated balance sheets - June 30, 2002 And December 30, 2001 .......................................       4

           Consolidated statements of cash flows - Six months ended June 30, 2002 and July 1, 2001 .................       5

           Notes to consolidated financial statements ..............................................................    6-17

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations ...................   18-41

Item 3.    Quantitative and Qualitative Disclosures about Market Risk ..............................................      41


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings .......................................................................................      42

Item 2.    Changes in Securities ...................................................................................      42

Item 3.    Defaults Upon Senior Securities .........................................................................      43

Item 4.    Submission of Matters to a Vote of Security Holders .....................................................      43

Item 5.    Other Information .......................................................................................      43

Item 6.    Exhibits and Reports on Form 8-K ........................................................................      43

SIGNATURES .........................................................................................................      45

PART I. FINANCIAL INFORMATION


                               KOMAG, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                         PREDECESSOR COMPANY
                                                                        ------------------------------------------------------
                                                                           Three Months Ended           Six Months Ended
                                                                        ------------------------      ------------------------
                                                                         JUNE 30,        July 1,        JUNE 30,       July 1,
                                                                          2002            2001           2002           2001
                                                                        ---------      ---------      ---------      ---------
Net sales to unrelated parties                                          $  22,295      $  42,053      $  42,633      $  89,508
Net sales to related parties                                               28,295         35,298         69,322         75,699
                                                                        ---------      ---------      ---------      ---------
      Net sales                                                            50,590         77,351        111,955        165,207
Cost of sales                                                              51,620         79,251        106,788        172,681
                                                                        ---------      ---------      ---------      ---------
      Gross profit (loss)                                                  (1,030)        (1,900)         5,167         (7,474)

Operating expenses:
      Research, development, and engineering                                9,405          9,825         18,796         20,494
      Selling, general, and administrative                                  4,090          6,361          8,256         12,072
      Amortization of intangible assets                                       535          6,505          3,609         14,070
      Restructuring/impairment charges                                      4,318         43,020          4,318         43,020
                                                                        ---------      ---------      ---------      ---------
                                                                           18,348         65,711         34,979         89,656
                                                                        ---------      ---------      ---------      ---------
      Operating loss                                                      (19,378)       (67,611)       (29,812)       (97,130)

Other income (expense):
      Interest income                                                          96            404            193          1,256
      Interest expense                                                         --        (21,565)            --        (43,728)
      Other income, net                                                   396,112            609        399,147          1,634
                                                                        ---------      ---------      ---------      ---------
                                                                          396,208        (20,552)       399,340        (40,838)
                                                                        ---------      ---------      ---------      ---------
      Income  (loss) before reorganization costs, income taxes,
        minority interest, equity in net loss of
        unconsolidated company, and
        cumulative effect of change in accounting principle               376,830        (88,163)       369,528       (137,968)
Reorganization costs, net                                                   5,520             --          6,511             --
Provision for income taxes                                                    339            321            719            781
                                                                        ---------      ---------      ---------      ---------
      Income (loss) before minority interest, equity in net loss of unconsolidated company, and cumulative effect of
        change in accounting principle                                    370,971        (88,484)       362,298       (138,749)
Minority interest in net loss of consolidated subsidiary                       (9)          (449)            --           (437)
Equity in net loss of unconsolidated company                                 (874)          (928)        (2,374)        (1,665)
                                                                        ---------      ---------      ---------      ---------
      Income (loss) before cumulative effect of
        change in accounting principle                                    370,106        (88,963)       359,924       (139,977)
Cumulative effect of change in accounting principle                            --             --        (47,509)            --
                                                                        ---------      ---------      ---------      ---------
      Net income (loss)                                                 $ 370,106      $ (88,963)     $ 312,415      $(139,977)
                                                                        =========      =========      =========      =========

Pro forma net loss assuming change in accounting principle
      applied retroactively (see Note 4)                                $      --      $ (83,264)     $      --      $(128,578)
                                                                        =========      =========      =========      =========

Basic and diluted income (loss) before cumulative effect of
      change in accounting principle per share                          $    3.31      $   (0.80)     $    3.22      $   (1.25)
                                                                        =========      =========      =========      =========
Basic and diluted cumulative effect of change in
      accounting principle per share                                    $      --      $      --      $   (0.43)     $      --
                                                                        =========      =========      =========      =========
Basic and diluted net income (loss) per share                           $    3.31      $   (0.80)     $    2.79      $   (1.25)
                                                                        =========      =========      =========      =========

Number of shares used in basic and diluted computations                   111,925        111,828        111,925        111,737
                                                                        =========      =========      =========      =========


                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS


                                                                                            REORGANIZED     Predecessor
                                                                                             COMPANY          Company
                                                                                          -------------    -----------------
                                                                                          JUNE 30, 2002    December 30, 2001
                                                                                          -------------    -----------------
                                                                                           (UNAUDITED)         (note)
Current assets
    Cash and cash equivalents                                                                $ 21,996         $  17,486
    Short-term investments                                                                        338               335
    Accounts receivable (including amounts due from related parties of zero in
      2002 and $23,905 in 2001, less allowances of  $848 in 2002 and $2,593 in 2001)           20,914            25,148
    Inventories                                                                                13,637            11,766
    Prepaid expenses and deposits                                                               3,358             1,878
                                                                                             --------         ---------
       Total current assets                                                                    60,243            56,613
Investment in unconsolidated company                                                               --             4,076
Property, plant, and equipment, net                                                           213,667           232,256
Land and buildings held for sale                                                               24,600            24,600
Reorganization value in excess of amounts
   allocable to identifiable assets/goodwill                                                   33,870            83,540
Other intangible assets, net                                                                   17,563             6,645
Deposits and other assets                                                                          91               120
                                                                                             --------         ---------
                                                                                             $350,034         $ 407,850
                                                                                             ========         =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
    Current portion of long-term debt                                                        $    518         $      --
    Trade accounts payable                                                                     20,873            13,376
    Accounts payable to related parties                                                            --             1,627
    Accrued compensation and benefits                                                           8,506             7,585
    Cash distributions under plan of reorganization                                             5,038                --
    Other liabilities                                                                           1,524             1,763
    Other liabilities due to related party                                                      2,584             6,583
    Restructuring liabilities                                                                   5,544             2,371
                                                                                             --------         ---------
       Total current liabilities                                                               44,587            33,305
Long-term debt                                                                                136,968                --
Other long-term liabilities                                                                     1,003             1,913
Liabilities subject to compromise                                                                  --           516,173
Minority interest in consolidated subsidiary                                                       --             1,398

Stockholders' equity (deficit)
    Common stock                                                                                  228             1,119
    Additional paid-in capital                                                                167,248           586,304
    Accumulated deficit                                                                            --          (732,362)
                                                                                             --------         ---------
       Total stockholders' equity (deficit)                                                   167,476          (144,939)
                                                                                             --------         ---------
                                                                                             $350,034         $ 407,850
                                                                                             ========         =========

Note: The balance sheet at December 30, 2001 was derived from the audited consolidated financial statements at that date.

                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                   Predecessor Company
                                                                                    Six Months Ended
                                                                               -----------------------------
                                                                               JUNE 30, 2002    July 1, 2001
                                                                               -------------    ------------
OPERATING ACTIVITIES
Net income (loss)                                                                $ 312,415        $(139,977)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
           Gain on extinguishment of debt                                         (379,027)              --
           Gain on revaluation of assets and liabilities pursuant to
             fresh-start reporting                                                 (17,349)              --
           Cumulative effect of change in accounting principle                      47,509               --
           Impairment charge related to property, plant, and equipment                 216           43,020
           Depreciation and amortization on property, plant, and equipment          25,998           36,480
           Amortization of intangible assets                                         3,609           14,070
           Provision for doubtful accounts receivable                                 (295)            (593)
           Interest accrual on long-term note payable to related party                  --            2,441
           Accretion and amortization of interest on debt                               --           25,161
           Equity in net loss of unconsolidated company                              2,374            1,665
           Gain on liquidation of subsidiary                                            --             (579)
           Gain on disposal of property, plant, and equipment, net                  (1,783)            (104)
           Restructuring charges                                                     4,102               --
           Other                                                                        --             (467)
Changes in operating assets and liabilities:
           Accounts receivable                                                      (5,547)          13,168
           Accounts receivable from related parties                                 10,076            3,511
           Inventories                                                              (2,069)           5,080
           Prepaid expenses and deposits                                            (1,480)             328
           Trade accounts payable                                                    5,631              853
           Accounts payable to related parties                                         239             (917)
           Accrued compensation and benefits                                           921             (465)
           Other liabilities                                                        (1,753)          (3,045)
           Other liabilities to related party                                         (999)           1,343
           Restructuring liabilities                                                  (956)         (14,849)
           Liabilities subject to compromise                                           378               --
                                                                                 ---------        ---------
                                                                                     2,210          (13,876)
Reorganization costs, net                                                            6,511               --
                                                                                 ---------        ---------
                  Net cash provided by (used in) operating activities                8,721          (13,876)

INVESTING ACTIVITIES
Acquisition of property, plant, and equipment                                       (6,855)         (24,428)
Purchases of short-term investments                                                   (338)          (3,810)
Proceeds from short-term investments at maturity                                       335           11,047
Proceeds from disposal of property, plant, and equipment                             2,688              495
Deposits and other assets                                                              (41)             (56)
                                                                                 ---------        ---------
                  Net cash used in investing activities                             (4,211)         (16,752)

FINANCING ACTIVITIES
Payment of debt                                                                         --          (15,000)
Sale of common stock                                                                    --              174
                                                                                 ---------        ---------
                  Net cash used in financing activities                                 --          (14,826)
                                                                                 ---------        ---------
Increase (decrease) in cash and cash equivalents                                     4,510          (45,454)
Cash and cash equivalents at beginning of year                                      17,486           71,067
                                                                                 ---------        ---------
           Cash and cash equivalents at end of period                            $  21,996        $  25,613
                                                                                 =========        =========

Supplemental disclosure of cash flow information
           Cash paid for interest                                                $      --        $  14,703
           Cash paid for income taxes                                            $     561        $     673



                 See notes to consolidated financial statements.

                               KOMAG, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2002


NOTE 1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the consolidated financial position, operating results, and cash flows for the periods presented, have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 29, 2002.

        As discussed in Note 2, Komag, Incorporated (KUS) filed a voluntary petition for reorganization under chapter 11 of the United States Code (the Bankruptcy Code) on August 24, 2001 (the Petition Date). The petition was filed with the United States Bankruptcy Court for the Northern District of California. The petition related only to the Company's U.S. corporate parent, KUS, and did not include any of its subsidiaries, including Komag Material Technology (KMT), and Komag USA (Malaysia) Sdn (KMS).

        KUS proposed, and the Bankruptcy Court confirmed the Further Modified First Amended Plan of Reorganization, (the Plan) which became effective on June 30, 2002 (see Note 2). KUS emerged from bankruptcy on that date. Thus, in accordance with Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the Company adopted fresh-start reporting and reflected the effects of the adoption in the financial statements for the three months ended June 30, 2002. Fresh-start reporting requires the recording of assets and liabilities at fair value, and stockholders' equity based on the reorganization (enterprise) value. Accordingly, the June 30, 2002 consolidated balance sheet is not comparable to the December 30, 2001 consolidated balance sheet because it is, in effect, that of a new entity. See
Note 3 for the effects of the adoption of fresh-start reporting.

        The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three-month reporting periods included in this report are comprised of 13 weeks.

        Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

NOTE 2. EMERGENCE FROM CHAPTER 11 AND PLAN OF REORGANIZATION

        KUS filed a voluntary petition for reorganization under chapter 11 of the Bankruptcy Code on August 24, 2001. The petition was filed with the United States Bankruptcy Court for the Northern District of California. The petition related only to the Company's U.S. corporate parent, KUS, and did not include any of its subsidiaries, including KMT and KMS.

        KUS's Plan was orally confirmed by the Bankruptcy Court on May 9, 2002. Thereafter, on May 14, 2002, the Bankruptcy Court entered the Order confirming the Plan (the Confirmation Order). Pursuant to the Confirmation Order and the Plan, there were certain conditions precedent to the effectiveness of the Plan, all of which were later satisfied. The effective date of the Plan was June 30, 2002 (the Effective Date).

        Under the Plan, all of the Company's old common stock, as well as outstanding warrants and common stock options, were cancelled. All of the Company's pre-bankruptcy debt and certain other liabilities (totaling $521.6 million) were discharged and satisfied through several means, including: 1) cash distributions of $5.0 million; 2) the issuance of shares of new common stock; 3) the issuance of warrants to purchase shares of new common stock; 4) the issuance of $135.8 million of new cash pay notes, new paid-in-kind (PIK) notes, and new subordinated PIK notes; and 5) the issuance of $1.7 million of promissory notes.

        Summary information from the Plan for each creditor class is as follows:

        - Class 1 - Holders of Allowed Priority Claims, Class 2 - Holders of Allowed Secured Claims, and Holders of Cure Claims will receive an aggregate amount of $1.2 million in cash, and promissory notes in the aggregate amount of $1.7 million. The promissory notes provide for deferred cash payments and a lien satisfying the requirements of the Bankruptcy Code.

        - Class 3 - Holders of Loan Restructure Agreement Claims will receive $82.5 million of new secured cash pay notes and $32.5 million of new PIK notes (Senior Secured Notes), and 12.5 million shares of new common stock. Additionally, a payment not to exceed $1.5 million in administrative expenses will be paid by the Company.

        - Class 4-A - Holders of Western Digital Note Claims will receive $11.0 million of new PIK notes (Senior Secured Notes) and 3.0 million shares of new common stock.

        - Class 4-B - Holders of Western Digital Rejection Claims will receive 0.9 million shares of new common stock.

        - Class 5 - Holders of Convertible Notes Claims will receive 1.2 million shares of new common stock.

        - Class 6 - Holders of Subordinated Notes Claims will receive 4.5 million shares of new common stock, $7.0 million of new subordinated PIK notes (Junior Secured Notes), and new warrants to purchase 1.0 million shares of new common stock. Additionally, a payment not to exceed $0.5 million in administrative expenses will be paid by the Company.

        - Class 7 - Holders of General Unsecured Claims will receive their pro rata share of $1.0 million in cash, $2.5 million of new cash pay notes (Senior Secured Notes), and 0.6 million shares of new common stock.

        - Class 8 - Holders of Convenience Claims will receive their pro rata share of $0.7 million in cash.

        - Class 9 - Holders of Equity Interest voted to reject the Plan and therefore will receive no distributions and retain no interests in the reorganized company under the Plan.

        - Class 10 - Holders of Magnetic Media Development LLC (MMD) Claims will receive $0.1 million in cash, $0.3 million of new cash pay notes (Senior Secured Notes), and 0.1 million shares of new common stock.

        In accordance with the Plan, current employees will receive up to 1.6 million shares of new common stock.

        As of the Effective Date, the Company was authorized to issue 50.0 million shares of new common stock with a par value of $0.01. As of June 30, 2002, the Company had a total of 22.8 million shares of new common stock to be issued which are subject to a distribution process whereby shares will be distributed by class upon settlement of all allowed claims within each class, commencing in July 2002. Additionally, as of June 30, 2002, the Company had outstanding warrants to purchase up to 1.0 million shares of new common stock at $9.00 a share.

        In July 2002, all cash, notes, new shares, and warrants were distributed in accordance with the Plan, except for Class 7 and Class 8 (which are subject to final settlement of all claims within the class), and employee shares.

        To make funds available for continuing operations, should the Company require additional funds, the Company has a $15.0 million Secured Loan Facility (the Exit Facility). See Note 6.

        Under the Plan, the Company entered into a Registration Rights Agreement with three of the holders of Allowed Loan Restructure Agreement claims, under which the shares of new common stock issued to them, as well as the Senior Secured Notes, are to be registered under federal securities laws. The agreement requires the filing and effectiveness of a registration statement within specified periods of time and other matters.

NOTE 3. FRESH-START REPORTING

        As of June 30, 2002, the Effective Date, the reorganized Company adopted fresh-start reporting in accordance with SOP 90-7. Fresh-start reporting resulted in material changes to the consolidated balance sheet as of June 30, 2002, including the valuation of assets and liabilities at fair value in accordance with principles of the purchase method of accounting, valuation of liabilities in accordance with the provisions of the Plan, and valuation of stockholders' equity.

        The enterprise valuation of $310.0 million (the value of the restructured debt and equity) was based on the consideration of many factors and various valuation methods, including the income approach and application of the discounted cash flow method based on projected five and one-quarter year financial information, selected publicly traded company market multiples for certain companies operating businesses viewed to be similar to that of the Company, and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company's business and industry. The discount rate applied to the five and one-quarter year cash flow was 20%, the income tax rate utilized ranged from zero to approximately 30%, and the residual value approximated $500 million based on the last year's projected operating income plus depreciation times a market multiple of 6. The predecessor Company's stockholders' deficit was eliminated as of June 30, 2002, on adoption of fresh-start reporting.

        The enterprise valuation was based on a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuation will be realized, and actual results could vary materially. Moreover, the market value of the Company's common stock may differ materially from the valuation.

        The five and one-quarter year cash flow projections utilized in the enterprise valuation were based on estimates and assumptions about circumstances and events, which have not yet taken place. These estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the control of the Company, including, but not limited to, those with respect to the future course of the Company's business activity. Any difference between the Company's projected and actual results following its emergence from chapter 11 bankruptcy will not alter the determination of the fresh-start reorganization equity value as of June 30, 2002, because this value is not contingent on the Company achieving the projected results.

        As a result of the adoption of fresh-start reporting, the Company's post-emergence (reorganized company) financial statements are not comparable with its pre-emergence (predecessor company) financial statements, because they are, in effect, those of a new entity.

        The Company's emergence from the chapter 11 bankruptcy proceeding and the adoption of fresh-start reporting resulted in the following adjustments to the Company's consolidated balance sheet as of June 30, 2002 (dollars in thousands):

                                                     Predecessor         Reorganization and Fresh-Start            Reorganized
                                                       Company                Reporting Adjustments                  Company
                                                    -------------        -----------------------------           -------------
                                                    June 30, 2002          Debit               Credit            June 30, 2002
                                                    -------------        ---------           ---------           -------------
ASSETS

Total current assets                                   $ 60,243                                                     $ 60,243
Property, plant, and equipment, net                     210,820            $ 2,847 (a)                               213,667
Land and buildings held for sale                         24,600                                                       24,600
Reorganization value in excess of amounts
      allocable to identifiable assets/goodwill          33,870                                                       33,870
Other intangible assets, net                              5,267             12,296 (a)                                17,563
Other assets                                              1,793                                $ 1,702 (a)                91
                                                      ---------          ---------           ---------             ---------
                                                      $ 336,593           $ 15,143             $ 1,702             $ 350,034
                                                      =========           ========             =======             =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current portion of long-term debt                                                                $ 518 (b)             $ 518
Total current liabilities, excluding
     current portion of long-term debt                 $ 42,030                                  2,039 (a) (b)        44,069
Noncurrent liabilities                                    1,911                                136,060 (b)           137,971
Liabilities subject to compromise                       521,551          $ 521,551 (b)
                                                      ---------          ---------           ---------             ---------
                                                        565,492            521,551             138,617               182,558

Stockholders' equity (deficit)
Common stock                                              1,119                891 (c)                                   228
Paid-in-capital                                         586,304            419,056 (c)                               167,248
Accumulated deficit                                    (816,322)                               816,322 (d)
                                                      ---------          ---------           ---------             ---------
                                                       (228,899)           419,947             816,322               167,476
                                                      ---------          ---------           ---------             ---------
                                                      $ 336,593          $ 941,498           $ 954,939             $ 350,034
                                                      =========          =========           =========             =========

Explanations for the reorganization and fresh-start reporting adjustment columns of the balance sheet are as follows:

(a) To adjust property, plant, and equipment, other intangible assets, and certain current liabilities to their estimated current fair values. These adjustments have been recorded as "Other income, net" in the consolidated statement of operations for the three and six-month periods ended June 30, 2002.

(b) To reflect the extinguishment of debt and other liabilities subject to compromise, and to record the issuance of new debt and promissory notes pursuant to the Plan. These adjustments have been recorded as "Other income, net" in the consolidated statements of operations for the three and six-month periods ended June 30, 2002.

(c) To reflect the cancellation of old common stock and the issuance of new common stock in accordance with the Plan.

(d) To eliminate accumulated deficit on emergence from chapter 11 bankruptcy.

        The following amounts show the detail of Other income, net for the three and six-month periods ended June 30, 2002, and July 1, 2001, respectively:

                                                                                   (in thousands)
                                                                                  Predecessor Company
                                                      --------------------------------------------------------------------------
                                                              Three Months Ended                        Six Months Ended
                                                      -----------------------------------        -------------------------------
                                                      June 30, 2002          July 1, 2001        June 30, 2002      July 1, 2001
                                                      -------------          ------------        -------------      ------------
Gain on extinguishment of debt                           $ 379,027             $     --            $379,027            $   --
Gain on revaluation of assets and liabilities
      pursuant to fresh-start reporting                     17,349                   --              17,349                --
Other income (expense), net                                   (264)                 609               2,771             1,634
                                                         ---------             --------            --------            ------
                                                         $ 396,112             $    609            $399,147            $1,634
                                                         =========             ========            ========            ======


NOTE 4. REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS/GOODWILL AND OTHER INTANGIBLE ASSETS

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective for any business combinations initiated after June 30, 2001, and also includes the criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and requires that goodwill should not be amortized, but should be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets must be subsumed into goodwill upon adoption. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 must be reassessed, and the remaining amortization periods adjusted accordingly.

        On adoption of SFAS No. 142, the Company was required to complete a transitional impairment analysis of its goodwill as of January 1, 2002. The Company completed this transitional impairment analysis during the three months ended June 30, 2002 and recorded a transitional impairment loss of $47.5 million. The transitional impairment loss of $47.5 million was recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations as of January 1, 2002, resulting in a restatement of the net loss and loss per share, respectively, for the three-month period ended March 31, 2002 from $10.2 million and $0.09 per share to a net loss of $57.7 million and $0.52 per share, respectively. Upon the adoption of fresh-start reporting as of June 30, 2002, the Company has a goodwill balance of $33.9 million, which equals the reorganization value in excess of amounts allocable to identifiable net assets recorded in accordance with SOP 90-7, and other intangible assets in the amount of $17.6 million. In accordance with SFAS 142, goodwill will no longer be amortized. As of June 30, 2002, the other intangible assets include developed technology of $3.1 million which will be amortized on a straight-line basis over its estimated useful life of four years, a volume purchase agreement of $7.7 million which will be amortized on a straight-line basis over its remaining useful life of three and one-quarter years, and in-process research and development of $6.8 million, which will be expensed in the third quarter of 2002. The remaining goodwill has been renamed, and will hereafter be referred to, as Reorganization Value in Excess of Amounts Allocable to Identifiable Assets.

        The following tables show the effect on the three and six-month periods ended July 1, 2001 of applying the change in accounting principle retroactively:

                                                                 (In thousands, except per share data)
                                                     Three Months Ended                           Six Months Ended
                                             ----------------------------------          -----------------------------------
                                             June 30, 2002         July 1, 2001          June 30, 2002          July 1, 2001
                                             -------------         ------------          -------------          ------------
Reported net income (loss)                      $ 370,106            $ (88,963)            $ 312,415            $  (139,977)
Add back goodwill amortization                         --                5,699                    --                 11,399
                                                ---------            ---------             ---------            -----------
Adjusted net income (loss)                      $ 370,106            $ (83,264)            $ 312,415            $  (128,578)
                                                =========            =========             =========            ===========

BASIC AND DILUTED EARNINGS PER SHARE

Reported net income (loss)                      $    3.31            $   (0.80)            $    2.79            $     (1.25)
Add back goodwill amortization                         --                 0.05                    --                   0.10
                                                ---------            ---------             ---------            -----------
Adjusted net income (loss)                      $    3.31            $   (0.75)            $    2.79            $     (1.15)
                                                =========            =========             =========            ===========


NOTE 5. RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company early-adopted SFAS No. 143 effective June 30, 2002. The adoption had no material impact on the Company's financial statements.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale and requires that these assets be measured at the lower of book value or fair value less costs to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 effective January 1, 2002, and the adoption did not have a material impact on the Company's financial statements.

        In April 2002, The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and the provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for

Intangible Assets of Motor Carriers, and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company early-adopted SFAS No. 145 effective June 30, 2002. Pursuant to the Plan, the Company recorded a $379.0 million gain to other income associated with the cancellation of debt and other liabilities for the three-month period ended June 30, 2002. The cancellation of debt and other liabilities represents the difference between the total amount of liabilities subject to compromise and the total amount of new debt and cash liabilities.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. This statement also establishes that fair value is objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company early-adopted SFAS No. 146 effective June 30, 2002, and the adoption had no impact on the Company's consolidated financial statements.

NOTE 6. EXIT FACILITY AND DEBT

        In accordance with the Plan, a new $15.0 million Exit Facility was entered into as of the Effective Date. Additionally, the Company issued an Indenture for its Senior Secured Notes, an Indenture for its Junior Secured Notes, and Promissory Notes as of the Effective Date.

        The Exit Facility is a revolving credit facility of up to $15.0 million, expiring in June 2005. As of June 30, 2002, there were no borrowings under the Exit Facility. The Company's total outstanding borrowings under the Exit Facility at any one time may not exceed the lesser of $15.0 million or 70% of the fair market value of certain owned properties (less a reserve, as defined). The Exit Facility is secured by a first-priority security interest in substantially all of the Company's assets, including tangible and intangible assets (except in the case of the Company's ownership interest in its foreign subsidiaries, which will be subject to a pledge of not more than 65%). Interest is payable monthly at the rate of 12% per annum on outstanding borrowings. A commitment fee of $0.3 million was paid in order to obtain the Exit Facility, and there will be ongoing unused commitment fees due quarterly at an annual rate of 0.5% on the unused portion of the $15.0 million.

        Under the Senior Secured Notes Indenture, the Senior Secured Notes were issued. The Senior Secured Notes have a cash pay portion of $85,332,000 and a PIK portion of $43,500,000. The cash pay portion of the Senior Secured Notes: a) is due on June 30, 2007; b) is payable in quarterly installments over a four-year period on a straight-line basis beginning on the first anniversary of the Effective Date; c) pays interest monthly in arrears in cash, and bears interest at a rate equal to the prime rate of interest plus three hundred basis points (with such rate not to be less than 8% per annum); and d) is secured by a second priority security interest in substantially all of the Company's assets (except in the case of the Company's ownership interest in its foreign subsidiaries, which will be subject to a pledge of not more than 65%). The PIK portion of the Senior Secured Notes:
a) is due on June 30, 2007; b) pays interest in-kind (i.e., in the form of additional notes rather than paying interest amounts in cash) monthly in arrears, and bears interest at a rate of 12% per annum; and c) is secured by a second priority security interest in all assets of the Company (except in the case of the Company's ownership interest in its foreign subsidiaries, which will be subject to a pledge of not more than 65%). Each Senior Secured Note has been issued as one instrument having both a cash pay portion and a PIK portion. These portions will not trade independently of each other. The Senior Secured Notes and all additional notes for in-kind interest are due and payable in cash on June 30, 2007.

        Under the Senior Secured Notes Indenture, the Company has an obligation to make certain payments with the net proceeds of the sale of assets which are allowed to be sold under the indenture. All net proceeds from the sale of these assets must first be used to pay down the outstanding balance, if any, under the Exit Facility, and would permanently reduce the loan commitment under the Exit Facility. The Company will use 50% of any remaining proceeds to place up to $20.0 million into an escrow account and then to redeem the principal amount of the notes under this indenture based on specific criteria.

        Under the Junior Secured Notes Indenture, $7.0 million of Junior Secured Notes were issued. The Junior Secured Notes: a) have a maturity date of December 31, 2007; b) pay interest entirely in-kind (i.e., in the form of additional notes rather than paying interest amounts in cash) monthly in arrears, and bear interest at a rate of 12% per annum; c) are fully subordinated to the Senior Secured Notes Indenture and the Exit Facility; d) are secured by a third priority interest in the collateral pledged to secure the Exit Facility and Senior Secured Notes, which security interest will be fully subordinated to the security interest granted in respect of the Senior Secured Notes and the Exit Facility; and e) have cross-acceleration provisions to the Exit Facility and Senior Secured Notes. The Junior Secured Notes and all additional notes for in-kind interest are due and payable in cash on December 31, 2007.

        The Company is subject to various covenants under the Senior Secured Notes and Junior Secured Notes, and the Exit Facility, including reporting and financial covenants, business operation covenants, restrictive covenants which prohibit the Company from incurring certain indebtedness, change in control, merging, or disposing of equipment, as well as other covenants.

        In connection with the treatment of the Class 2 Allowed Secured Claims and Allowed Priority Tax Claims, the Company issued four promissory notes to various city and county taxing authorities in the aggregate amount of $1.7 million. These notes bear interest at rates ranging from 1.68% to 10.0% and have maturity dates through June 2008.

        As of June 30, 2002, the future minimum principal payments due under the debt agreements, as discussed above, are as follows (in thousands):

                         Minimum
                         Principal
                         Payments
                         ---------
Remaining in 2002        $     424
2003                        10,229
2004                        20,283
2005                        20,298
2006                        20,314
Thereafter                  65,938
                         ---------
                         $ 137,486
                         =========


NOTE 7. INCOME TAXES

        The Company's income tax provisions of $0.3 million for both of the three-month periods ended June 30, 2002, and July 1, 2001, and $0.7 million and $0.8 million for the six-month periods ended June 30, 2002, and July 1, 2001, respectively, represent foreign withholding taxes on royalty and interest payments. The Company's wholly-owned thin-film media operation, KMS, received a five-year extension of its initial tax holiday through June 2003, for its first plant site in Malaysia. KMS has also been granted an additional eight-year and ten-year tax holiday through December 2006 and 2008, respectively, for its second and third plant sites in Malaysia, respectively.

        As a result of the Company's reorganization, as of June 30, 2002, the Company's utilizable federal and state tax net operating losses available for carryforward were reduced and limited to approximately $163.6 million and $37.8 million, respectively. The Company also has utilizable federal and state tax credit carryforwards of approximately $6.7 million and $12.0 million, respectively. The Company's federal net operating loss carryforwards expire beginning in 2019 through 2021, and the state net operating loss carryforwards expire beginning in 2005 through 2006. The Company's federal R&D and AMT tax credits can be carried forward for twenty years and indefinitely, respectively, and the state R&D credit can be carried forward indefinitely. The utilization of the Company's net operating loss and tax credit carryforwards is subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar state income tax provisions. These limitations have been reflected in the carryforward amounts above. Further, utilization of pre-emergence carryforwards will not result in income tax benefits, but will reduce reorganization value in excess of identifiable assets/goodwill until this amount on the balance sheet has been reduced to zero.

        Due to the uncertainty of the timing and amount of future income, the Company continues to provide a full valuation allowance against its deferred tax assets.

NOTE 8. RESTRUCTURING LIABILITIES

        On October 2, 2000, the Company merged with HMT Technology Corporation
(HMT). HMT was headquartered in Fremont, California, and designed, developed, manufactured, and marketed high-performance thin-film disks. In connection with the merger, in the fourth quarter of 2000, the Company implemented a restructuring plan, which included a reduction in the Company's U.S. workforce and the cessation of manufacturing operations in the U.S. This transition was completed in the second quarter of 2001.

        In accordance with purchase accounting, the Company recorded certain liabilities associated with the merger. In the first half of 2002, $0.8 million of payments were made against these liabilities. As of June 30, 2002, the liability balance was $0.6 million, and the remaining liabilities are expected to be paid by the second quarter of 2003.

        In December 2000, the Company implemented a restructuring plan to cease KMT's U.S. manufacturing operations in May 2001, and convert the facility into a research and development operation. At June 30, 2002, the liability balance was $0.8 million. Cash payments in the first half of 2002 were $0.1 million. The remaining liabilities are expected to be paid through 2004, the remaining facility lease term.

        In June 2002, the Company announced that it will end research and development activities at the KMT location, and implemented a restructuring plan to close the KMT facility. The closure, which will take place over a three-month period that began in June 2002, will reduce the Company's headcount by approximately 75 employees. The Company recorded a $0.2 million impairment charge and a $4.1 million restructuring charge in the second quarter of 2002 to account for the shutdown. At June 30, 2002, approximately $4.1 million remained in this restructuring liability. The remaining liabilities are expected to be paid through 2004, the remaining facility lease term.

NOTE 9. INVESTMENT IN UNCONSOLIDATED COMPANY

        In November 2000, the Company formed Chahaya Optronics, Inc. (Chahaya) with two venture capital firms to provide manufacturing services, primarily in the field of optical components and subsystems. The Company contributed key personnel, design and tooling, manufacturing systems, equipment, facilities, and support services in exchange for an initial 45% interest in Chahaya. Chahaya currently occupies facilities located in Fremont, California.

        The Company recorded an investment in Chahaya for $12.0 million in the fourth quarter of 2000. The investment included $4.0 million for future cash payments and $8.0 million for facilities, facility services, and equipment. In June 2001, the Company's investment was reduced by $4.0 million due to Chahaya's cancellation of shares related to the future $4.0 million cash contribution. This activity, as well as additional changes in Chahaya's equity structure, reduced the Company's ownership percentage in Chahaya to 38% at June 30, 2002.

        In the first half of 2002, the Company recorded a $2.4 million loss as its equity share of Chahaya's net loss. In accordance with fresh-start reporting discussed in Note 3, the Company's remaining investment balance of $1.7 million was written down to its estimated fair value of zero, and the Company's remaining liability for facilities and facility services was $2.6 million as of June 30, 2002.

NOTE 10. REORGANIZATION COSTS

        In connection with the Company's chapter 11 bankruptcy filing, the Company recorded reorganization costs of $5.5 million in the second quarter of 2002, and $6.5 million in the first half of 2002. The charges recorded in the second quarter and first half of 2002 included a $5.0 million adjustment to increase liabilities subject to compromise to the court allowable amount for the Class 10 MMD claim, and professional fees related to the bankruptcy filing.

NOTE 11. INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following:

                                                (in thousands)
                                      Reorganized             Predecessor
                                        Company                 Company
                                    ---------------        ------------------
                                     June 30, 2002         December 30, 2001
                                    ---------------        ------------------
Raw material                                $ 6,551                   $ 5,232
Work in process                               2,820                     1,608
Finished goods                                4,266                     4,926
                                    ---------------        ------------------
                                           $ 13,637                  $ 11,766
                                    ===============        ==================

NOTE 12. PROPERTY, PLANT, AND EQUIPMENT

        Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. The estimated useful life of the Company's buildings is thirty years. Furniture and equipment are generally depreciated over three to five years, and leasehold improvements are amortized over the shorter of the lease term or their estimated useful life. Land and buildings acquired as part of the HMT merger which are available for sale, are valued at their estimated fair value (which was determined based on an independent valuation), less estimated costs to sell, of $24.6 million as of June 30, 2002.

        Property, plant, and equipment consist of the following:

                                                (in thousands)
                                      Reorganized             Predecessor
                                        Company                 Company
                                    ---------------        ------------------
                                     June 30, 2002         December 30, 2001
                                    ---------------        ------------------
Land                                        $ 7,630                   $ 7,785
Buildings                                   145,312                   163,333
Leasehold improvements                       21,660                    30,786
Furniture                                     8,814                     7,549
Equipment                                   494,917                   474,662
                                    ---------------        ------------------
                                            678,333                   684,115
Less allowances for
     depreciation and amortization         (464,666)                 (451,859)
                                    ---------------        ------------------
                                          $ 213,667                 $ 232,256
                                    ===============        ==================

                               KOMAG, INCORPORATED

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as "expects," "anticipates," "intends," "plans," and similar expressions. The Company's business is subject to a number of risks and uncertainties. While this discussion represents our current judgment on the future direction of our business, these risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Some of the important factors that may influence possible differences are continued competitive factors, pricing pressures, changes in customer demand, and general economic conditions, as well as those discussed below in "Other Factors that May Affect Future Operating Results".

RESULTS OF OPERATIONS

Overview

        Our business is capital-intensive, and is characterized by high fixed costs, making it imperative that we sell disks in high volume. Our contribution margin per disk sold varies with changes in selling price, input material costs, and production yield. As demand for our disks increases, our total contribution margin increases proportionally, improving our financial results. Currently, we are operating substantially below our estimated production capacity due to poor market conditions. If the market improves, we should achieve better financial performance, because we do not have to increase our fixed cost structure in proportion to increases in demand and resultant capacity utilization. Conversely, our financial results would deteriorate rapidly if the disk market were to worsen.

        Adverse conditions in the thin-film media market, which began in mid-1997, continued to impact our business throughout 1999, 2000, and 2001, and the first two quarters of 2002. Demand for disk drives grew rapidly during the mid-1990s, and industry forecasts were for continued strong growth. Along with many of our competitors (both independent disk manufacturers and captive disk manufacturers owned by vertically integrated disk drive companies), in 1996 we committed to expansion programs and substantially increased media manufacturing capacity in 1997. In 1997, the rate of growth in demand for disk drives fell. Disk drive manufacturers abruptly reduced orders for media from independent suppliers and relied more heavily on internal capacity to supply a larger proportion of their media requirements. The media industry's capacity expansion, coupled with the decrease in the rate of demand growth, resulted in excess media production capacity. Due to classic micro-economic forces, this excess industry capacity caused sharp declines in average selling prices for disk products as independent suppliers struggled to utilize their capacity.

        In addition to adversities caused by excess capacity, by the end of 1998, most disk drives were manufactured with advanced, magneto-resistive (MR) media and recording heads. This transition to MR and subsequently to giant magneto-resistive (GMR) components led to significant, unprecedented increases in areal density and, therefore, the amount of data that can be stored on a single disk platter. Increased storage capacity per disk allows drive manufacturers to offer lower-priced disk drives by incorporating fewer components into their disk drives. Because of this lower disk-per-drive ratio, demand for disks decreased overall during the period from 1997 through the first two quarters of 2002, resulting in substantial excess disk production capacity. The significant amount of captive capacity employed by certain disk drive manufacturers also continues to impair the market opportunities for independent disk suppliers such as our company.

        As a result of the continuing excess disk production capacity in the industry, we closed U.S. manufacturing operations, merged with another company, and consolidated the combined U.S. based manufacturing operations in Malaysia over the three year period from 1999 through 2001. In June 2002, we announced that we would close the KMT research and development facility. The closure will occur over a three-month period, with a partial headcount reduction occurring immediately.

        Now that the relocation of our manufacturing operations to our Malaysian facilities has been completed, our San Jose, California site is focused solely on activities related to research, process development, and product prototyping. Our selling, general, and administrative functions also remain in California. We believe that the shift of high-volume production to our cost-advantaged Malaysian manufacturing plants will improve our overall cost structure, result in lower unit production costs, and improve our ability to respond to the continuing price pressures in the disk industry.

Net Sales

        Consolidated net sales declined by 34.6% in the second quarter of 2002, from $77.4 million in the second quarter of 2001 to $50.6 million in the second quarter of 2002. The overall decrease was due primarily to a 25% decline in unit sales volume, from 11.0 million units in the second quarter of 2001 to 8.2 million units in the second quarter of 2002, due primarily to continued weakness in computer demand and a 7.2% decline in the average selling price per unit, from $6.36 to $5.90.

        Consolidated net sales in the first half of 2002 declined by $53.2 million, from $165.2 million in the first half of 2001 to $112.0 million in the first half of 2002. The decline was driven by a 25.3% decrease in sales volume, from 23.7 million units in the first half of 2001 to 17.7 million units in the first half of 2002, and a 7.6% decrease in the average selling price, from $6.35 in the first half of 2001 to $5.87 in the first half of 2002.

        Net sales of substrates were $2.6 million in the second quarter of 2002 and $7.2 million in the second quarter of 2001. Net sales of substrates were $8.3 million in the first half of 2002 and $15.2 million in the first half of 2001, due to a decline in volumes purchased from a customer.

        We expect improvement in our sales volume during each of the next two quarters of 2002. The improvement will depend, in part, on the rate at which our customers transition to 60GB per platter programs, and on our ability to qualify for 80 GB per platter programs.

        During the second quarter of 2002, 56% of our net sales were to Western Digital compared to 46% in the second quarter of 2001. Net sales to Maxtor in the second quarter of 2002 were 38%, compared to 32% in the second quarter of 2001. Net sales to Seagate in the second quarter of 2002 were 4%, compared to 10% in the second quarter of 2001. We expect to continue to derive a substantial portion of our sales from Western Digital and Maxtor, and from a small number of other customers. The distribution of sales among customers may vary from quarter to quarter based on the qualifications of our disks in specific customers' drive programs, and the success of those programs in the disk drive marketplace. However, as a result of the April 1999 acquisition of Western Digital's media operation and the related volume purchase agreement, we expect our sales to remain highly concentrated with Western Digital.

        Sales of 40GB disks and greater were 96% of net sales in the second quarter of 2002 compared to 1% of net sales in the second quarter of 2001. The increase was the result of the continued rapid evolution to higher storage densities.

Gross Margin

        Our overall gross loss of 2% in the second quarter of 2002 improved slightly, from a gross loss of 2.5% in the second quarter of 2001. For the first half of 2002, we achieved a gross margin percentage of 4.6% compared to a gross loss percentage of 4.5% for the first six months of 2001, an improvement of 9.1%. The improvement in the gross margin in both the three and six-month periods ended June 30, 2002 compared to the same periods in 2001 is due to the completion of the consolidation of all manufacturing into Malaysia, which resulted in significantly lower fixed costs.

        We expect to maintain our variable cost per unit at levels similar to the last three quarters while continuing to advance our technology. With all of our manufacturing now being performed in Malaysia, we expect our fixed cost per unit in the remainder of 2002 to vary based on changes in production volumes from the first half of 2002.

Operating Expenses

        Research, development, and engineering expenses of $9.4 million in the second quarter of 2002 were relatively flat compared to the $9.8 million in the second quarter of 2001. Research, development, and engineering expenses of $18.8 million in the first half of 2002 were $1.7 million less than the $20.5 million in the first half of 2001. The year-over-year decrease reflected higher costs incurred in Malaysia in the first half of 2001 to qualify customer programs on equipment relocated from the U.S. HMT operations. We expect research, development, and engineering spending in each of the two remaining quarters of 2002 to be similar to the first two quarters of 2002.

        Selling, general, and administrative expenses of $4.1 million in the second quarter of 2002 were

$2.3 million less than the $6.4 million incurred in the second quarter of 2001. The year-over-year decrease reflected lower headcount and related payroll costs, and lower professional fees. In addition, we recorded substantial professional fees in the second quarter of 2001 related to a withdrawn financial restructuring plan.

        Selling, general, and administrative expenses of $8.3 million in the first half of 2002 were $3.8 million less than the $12.1 million incurred in the first half of 2001. The year-over-year decrease reflected significantly lower headcount and related payroll costs, lower professional fees (as discussed above), and lower retention bonuses. The decrease in retention bonuses primarily resulted from an accrual for a lower number of weeks per person and lower headcount resulting from our closure of the U.S. HMT factories in the second quarter of 2001. We expect selling, general, and administrative spending in each of the two remaining quarters of 2002 to be similar to the first half of 2002.

        Amortization of intangible assets was $0.5 million in the second quarter of 2002, compared to $6.5 million in the second quarter of 2001. Amortization of intangible assets was $3.6 million in the first half of 2002, compared to $14.1 million in the first half of 2001. The decreases were primarily due to the adoption of SFAS 142 as of January 1, 2002, and the completion of amortization of assets, which became fully amortized at the end of the first quarter of 2002.

        Restructuring/impairment charges were $4.3 million in the second quarter and first half of 2002, compared to $43.0 million in the second quarter and first half of 2001. The charges in the 2002 periods reflected a $0.2 million impairment charge and a $4.1 million restructuring charge associated with the shutdown of the KMT research and development facility in Santa Rosa, California. The charges in the 2001 periods included a $35.4 million write-down of land and buildings held for sale in Eugene, Oregon, and Fremont, California, and a $7.6 million charge to reflect the recognition of lease obligations for equipment no longer in service.

Interest Income and Interest Expense

        Overall interest income was $0.1 million in the second quarter of 2002 compared to $0.4 million of interest income in the second quarter of 2001. Overall interest income was $0.2 million in the first half of 2002 compared to $1.3 million of interest income in the first half of 2001. The decreases reflected significantly lower cash and cash equivalent balances, as well as lower investment interest rates.

        As a direct consequence of the chapter 11 filing, no interest expense was recorded in the first half of 2002. Interest expense in the second quarter of 2001 and first half of 2001 was $21.6 million and $43.7 million, respectively. Assuming stable interest rates, we expect to incur interest expense of approximately $3.2 million per quarter, beginning July 1, 2002, in accordance with the new debt resulting from our Plan of Reorganization.

Other Income

        Other income was $396.1 million in the second quarter of 2002 compared to $0.6 million in the second quarter of 2001. The amount this quarter included income of $379.0 million associated with the extinguishment of debt and other liabilities subject to compromise as of June 30, 2002, and income of $17.3 million to revalue our assets and liabilities at June 30, 2002 to fair value as prescribed by fresh-start reporting under SOP 90-7. The cancellation of debt represents the difference between the total amount of liabilities subject to compromise and the total amount of new debt and cash liabilities.

        Other income for the first half of 2002 was $399.1 million compared to $1.6 million in the first half of 2001. The increase reflects the $396.3 million discussed above, and a $2.4 million gain on the sale of certain idle manufacturing equipment recorded in the first quarter of 2002.

Reorganization Costs

        In connection with our chapter 11 bankruptcy filing, we recorded reorganization costs of $5.5 million in the second quarter of 2002, and $6.5 million in the first half of 2002. The charges recorded in the second quarter and first half of 2002 included a $5.0 million adjustment to increase liabilities subject to compromise to account for the allowable amount of the MMD claim, and professional fees related to the bankruptcy filing and our emergence from chapter 11.

Income Taxes

        Our income tax provisions of $0.3 million for each of the three-month periods ended June 30, 2002, and July 1, 2001, and $0.7 million for the six-month period ended June 30, 2002, and $0.8 million for the six-month period ended July 1, 2001, represent foreign withholding taxes on royalty and interest payments. Our wholly-owned thin-film media operation, KMS, received a five-year extension of its initial tax holiday through June 2003, for its first plant site in Malaysia. KMS was granted an additional eight-year and ten-year tax holiday through December 2006 and 2008 for its second and third plant sites in Malaysia, respectively.

        As a result of our reorganization, as of June 30, 2002, our utilizable federal and state tax net operating losses available for carryforward were reduced and limited to approximately $163.6 million and $37.8 million, respectively. We also have utilizable federal and state tax credit carryforwards of approximately $6.7 million and $12.0 million, respectively. Our federal net operating loss carryforwards expire beginning in 2019 through 2021, and the state net operating loss carryforwards expire beginning in 2005 through 2006. Our federal R&D and AMT tax credits can be carried forward for twenty years and indefinitely, respectively, and the state R&D credit can be carried forward indefinitely. Our utilization of net operating loss and tax credit carryforwards is subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986, as amended, and similar state income tax provisions. These limitations have been reflected in the carryforward amounts above. Further, utilization of pre-emergence carryforwards will not result in income tax benefits, but will reduce reorganization value in excess of identifiable assets/goodwill until this amount on the balance sheet has been reduced to zero.

 Due to the uncertainty of the timing and amount of future income, we continue to provide a full valuation allowance against our deferred tax assets.

Minority Interest in KMT

        In April 2002, we repurchased Kobe USA's 20% share of KMT in exchange for certain idle assets. As a result, we held 100% of KMT as of June 30, 2002.

Equity in Unconsolidated Company

        In the second quarter of 2002, we recorded a loss of $0.9 million as our equity share of Chahaya's net loss. In the first half of 2002, we recorded a loss of $2.4 million as our equity share of Chahaya's loss. In accordance with fresh-start reporting discussed in Note 3, the remaining investment balance of $1.7 million was written down to its fair value of zero in the second quarter of 2002. In the second quarter of 2001 we recorded a loss of $0.9 million, and in the first half of 2001 we recorded a loss of $1.7 million, as our equity share of Chahaya's net loss.

Cumulative Effect of Change in Accounting Principle

        As discussed in Note 4, we adopted SFAS No. 142 and recorded the effects of adoption in June 2002 on a cumulative effect basis as of the first day of the 2002 fiscal year.

        Under SFAS No. 142, we were required to perform a transitional impairment analysis of our goodwill. The transitional impairment loss of $47.5 million was recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations. We have a remaining goodwill balance of $33.9 million, which equals the reorganization value in excess of amounts allocable to identifiable assets recorded in accordance with SOP 90-7 as of June 30, 2002, and other intangible assets of $17.6 million. In accordance with SFAS 142, goodwill will no longer be amortized, but will be subject to an impairment assessment at least annually. Of the $17.6 million in other intangible assets, $6.8 million represents in-process research and development, which will be expensed in the third quarter of 2002.

CRITICAL ACCOUNTING POLICIES

        In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates if our assumptions are incorrect. We believe that the following discussion addresses our most critical accounting policies. These policies are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Fresh-Start Reporting

        As of June 30, 2002, the Effective Date, the reorganized Company adopted fresh-start reporting in accordance with SOP 90-7. The implementation of fresh-start reporting resulted in material changes to the consolidated balance sheet as of June 30, 2002, including the valuation of assets and liabilities at fair value in accordance with principles of the purchase method of accounting, valuation of liabilities in accordance with the provisions of the Plan, and valuation of stockholders' equity.

        The enterprise valuation of $310.0 million (the value of the restructured debt and equity) was based on the consideration of many factors and various valuation methods, including the income approach and application of the discounted cash flow method based on projected five and one-quarter year financial information, selected publicly traded company market multiples of certain companies operating businesses viewed to be similar to that of our company, and other applicable ratios and valuation techniques that we and our financial advisors believed to be representative of our business and industry. However, the valuation was based on a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuation will be realized, and actual results could vary materially. Moreover, the market value of our common stock may differ materially from the valuation.

        The five and one-quarter year cash flow projections utilized in the enterprise valuation were based on estimates and assumptions about circumstances and events which have not yet taken place. These estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond our control including, but not limited to, those with respect to the future course of our business activity. Any difference between our projected and actual results following our emergence from chapter 11 will not alter the determination of the fresh-start reorganization equity value, as of June 30, 2002, because that value is not contingent on our achieving the projected results.

        As a result of the adoption of fresh-start reporting, our post-emergence financial statements are not comparable with our pre-emergence financial statements because they are, in effect, those of a new entity.

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

Allowance for Doubtful Accounts

        We record an allowance for doubtful accounts based on estimates of potential uncollectibility of our accounts receivable. We specifically analyze our accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The majority of our sales and resulting accounts receivable are concentrated among a few large customers. As a result of this sales concentration, at June 30, 2002, 67% of our accounts receivable was with one customer for which no allowance was provided. Historically, we have not experienced material differences between our estimated allowance for doubtful accounts and actual results. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, our results would suffer and additional allowances may be required.

        Our allowance for doubtful accounts has decreased by $1.2 million during the first half of 2002. The decline reflects a $0.9 million write-off of fully-reserved receivables during the first quarter of 2002, as well as a $0.3 million reduction recorded to the allowance for doubtful accounts, reflecting the overall decline in our receivables balance since the end of the 2001 fiscal year.

Restructuring Liabilities

        We have estimated and accrued restructuring liabilities based on historical data on prior costs for these activities, coupled with assumptions on expected timeframes for these activities and specific actions necessary to complete such transitions. It is possible that future costs incurred to exit related business activities could vary from historical costs, assumptions on timeframes could change or different actions may be determined necessary than were assumed in our original estimates, which could result in significant changes in costs to exit certain business activities. Any significant difference between our estimated restructuring liabilities and actual experience or changes in our estimate would be reflected in our reported operating expenses in the period in which that difference is determined.

Long-lived Assets

        Long-lived assets are generally evaluated for impairment on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that these assets may be impaired or the estimated useful lives are no longer appropriate. We consider the primary indicators of impairment to include significant decreases in unit volumes, unit prices or significant increases in production costs. Periodically, we review our long-lived assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event that these cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values utilizing discounted estimates of future cash flows. The discount rate used is based on the estimated incremental borrowing rate at the date of the event that triggers the impairment. Land and buildings held for sale are evaluated for impairment periodically when there are significant changes in market conditions for commercial real estate, and carried at amounts based on independent valuation less estimated selling costs.

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets/Goodwill and Other Intangible Assets

        On January 1, 2002, we adopted SFAS No. 142. As a result of adopting this standard, we will continue to amortize intangible assets with finite lives, but will no longer amortize goodwill. Goodwill and other intangible assets are generally evaluated for impairment at least annually on an individual acquisition, market, or product basis whenever events or changes in circumstances indicate that these asset may be impaired (at least annually as required by SFAS No. 142). We consider the primary indicators of impairment to include significant variation in the market price of our stock, decreases in unit volumes, decreases in unit prices, or significant increases in production costs. We review our goodwill for impairment by applying a fair value-based test in accordance with SFAS No. 142. Additionally, we make judgements about the remaining useful lives of goodwill and other intangible assets, whenever events or changes in circumstances indicate an "other-than-temporary" impairment in the remaining value of these assets. These judgements are typically based on assumptions about future prospects for our business, and generally involve computations of the estimated cash flows to be generated by the business. Any identified writedowns are recorded as impairment charges and included in operating expenses in the period in which the impairment is determined.

        On adoption of SFAS No. 142, we were required to complete a transitional impairment analysis of our goodwill as of January 1, 2002. We completed the transitional impairment analysis during the three months ended June 30, 2002 and recorded a transitional impairment loss of $47.5 million. The transitional impairment loss of $47.5 million was recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations as of January 1, 2002, resulting in a restatement of the net loss and loss per share for the three-month period ended March 31, 2002 from $10.2 million and $0.09 per share to a net loss of $57.7 million and $0.52 per share. Upon the adoption of fresh-start reporting as of June 30, 2002, we have a goodwill balance of $33.9 million, which equals the reorganization value in excess of amounts allocable to identifiable net assets recorded in accordance with SOP 90-7, and other intangible assets in the amount of $17.6 million. In accordance with SFAS 142, goodwill will no longer be amortized. As of June 30, 2002, the other intangible assets include developed technology of $3.1 million which will be amortized on a straight-line basis over its estimated useful life of four years, a volume purchase agreement of $7.7 million which will be amortized on a straight-line basis over its remaining useful life of three and one-quarter years, and in-process research and development of $6.8 million, which will be expensed in the third quarter of 2002. The remaining goodwill has been renamed, and will hereafter be referred to, as Reorganization Value in Excess of Amounts Allocable to Identifiable Assets.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents and short-term investments of $22.3 million at the end of the second quarter of 2002 increased by $4.5 million from the end of the 2001 fiscal year. The increase primarily reflected a $8.7 million increase resulting from consolidated operating activities, offset by $6.9 million of spending on property, plant, and equipment, plus $2.7 million in proceeds from the sale of idle manufacturing equipment. Based on current operating forecasts, we estimate that the cash balance is adequate to support our continuing operations for at least the next twelve months. Additionally, we can borrow under the Exit Facility, which is a revolving credit facility of up to $15.0 million that we entered into on our emergence from chapter 11.

        Working capital decreased by $7.7 million compared to the end of the previous fiscal year, resulting primarily from the decline in accounts receivable by $4.2 million, an increase in accounts payable by $5.9 million and an increase in restructuring liabilities by $3.2 million, offset by the increase in cash by $4.5 million as mentioned above. The decline in accounts receivable was due to declining sales. The increase in accounts payable was primarily due to higher inventory and capital spending near the end of the quarter. The increase in the restructuring liabilities was due to restructuring expense recorded in June 2002 associated with the closure of KMT. We expect our working capital to remain flat in the third quarter of 2002, and improve as our sales volume increases.

        Consolidated operating activities generated $8.7 million in cash in the first half of 2002. The primary components of this change include the following:

        -       $312.4 million of net income;

        - non-cash adjustments totaling a reduction of $308.1 million which primarily included a $396.4 million adjustment to net income for the non-cash gain on extinguishment of debt and revaluation of assets for fresh-start reporting related to the emergence from chapter 11, and a $47.5 million non-cash loss reflecting the cumulative effect of change in accounting principle on adoption of FAS 142;

        - decrease of accounts receivable by $4.5 million due to decreased sales; and

        - increase in accounts payable by $5.9 million to due the timing of increased inventory and capital spending.

        In the first half of 2002, we received $2.7 million in cash proceeds from the sale of equipment, and we spent $6.9 million on fixed asset acquisitions. We had no financing activities in the first half of 2002.

        We expect to make approximately $5.0 million in cash payments in the third quarter of 2002, in accordance with the Plan. Current noncancellable capital commitments as of June 30, 2002 totaled $2.4 million. Year-to-date capital expenditures were $6.9 million. For 2002, we plan to spend approximately $16.0 million on property, plant and equipment for projects designed to improve yield and productivity, as well as costs to improve equipment capability for the manufacture of advanced products. In addition, we plan to install additional manufacturing equipment in Malaysia from the former HMT facilities if our sales volume increases as currently expected in the remaining two quarters of 2002, and the equipment is required.

        We lease certain research and administrative facilities under operating leases that expire at various dates between 2004 and 2007. Certain of these leases include renewal options varying from five to twenty years. At June 30, 2002, the future minimum commitments for non-cancelable operating facility leases and a facility sublease are as follows (in thousands):

                                      Minimum
                                       Lease             Sublease
                                      Payments            Income
                                   -------------      -------------
Remaining in 2002                        $ 1,768              $ 729
2003                                       3,508              1,494
2004                                       3,458              1,539
2005                                       3,308              1,585
2006                                       3,308              1,633
Thereafter                                   637                414
                                   -------------      -------------
                                        $ 15,987            $ 7,394
                                   =============      =============


        As of June 30, 2002, the future minimum principal payments due under the debt agreements, as discussed in the following paragraphs, are as follows (in thousands):

                         Minimum
                         Principal
                         Payments
                         ---------
Remaining in 2002        $     424
2003                        10,229
2004                        20,283
2005                        20,298
2006                        20,314
Thereafter                  65,938
                         ---------
                         $ 137,486
                         =========

        In accordance with the Plan, a new $15.0 million Exit Facility was entered into as of the Effective Date. Additionally, we issued an Indenture for our Senior Secured Notes, an Indenture for our Junior Secured Notes, and Promissory Notes as of the Effective Date.

        The Exit Facility is a revolving credit facility of up to $15.0 million, expiring in June 2005. As of June 30, 2002, there were no borrowings under the Exit Facility. Our total outstanding borrowings under the Exit Facility at any one time may not exceed the lesser of $15.0 million or 70% of the fair market value of certain owned properties (less a reserve, as defined). The facility is secured by a first-priority security interest in substantially all of our assets, including tangible and intangible assets (except in the case of our ownership interest in our foreign subsidiaries, which will be subject to a pledge of not more than 65%). Interest is payable monthly at the rate of 12% per annum on outstanding borrowings. A commitment fee of $0.3 million was paid in order to obtain the Exit Facility, and there will be ongoing unused commitment fees due quarterly at an annual rate of 0.5% on the unused portion of the $15.0 million.

        Under the Senior Secured Notes Indenture, the senior secured notes were issued. The Senior Secured Notes have a cash pay portion of $85,332,000 and a paid-in-kind (PIK) portion of $43,500,000. The cash pay portion of the Senior Secured Notes: a) is due on June 30, 2007; b) is payable in quarterly installments over a four-year period on a straight-line basis beginning on the first anniversary of the Effective Date; c) pays interest monthly in arrears in cash, and bears interest at a rate equal to the prime rate of interest plus three hundred basis points (with such rate not to be less than 8% per annum); and d) is secured by a second priority security interest in substantially all of our assets (except in the case of our ownership interest in our foreign subsidiaries, which will be subject to a pledge of not more than 65%). The PIK portion of the Senior Secured Notes: a) is due on June 30, 2007; b) pays interest in-kind (i.e., in the form of additional notes rather than paying interest amounts in cash) monthly in arrears, and bears interest at a rate of 12% per annum; and c) is secured by a second priority security interest in all of our assets (except in the case of our ownership interest in our foreign subsidiaries, which will be subject to a pledge of not more than 65%). Each Senior Secured Note has been issued as one instrument having both a cash pay portion and a PIK portion. These portions will not trade independently of each other. The Senior Secured Notes and all additional notes for in-kind interest are due and payable in cash on June 30, 2007.

        Under the Senior Secured Notes Indenture, we have an obligation to make certain payments with the net proceeds of the sale of assets which are allowed to be sold under the indenture. All net proceeds from the sale of these assets must first be used to pay down the outstanding balance, if any, under the Exit Facility, and would permanently reduce the loan commitment under the Exit Facility. We will use 50% of any remaining proceeds to place up to $20.0 million into an escrow account and then to redeem the principal amount of the notes under this indenture based on specific criteria.

        Under the Junior Secured Notes Indenture, $7.0 million of Junior Secured Notes were issued. The Junior Secured Notes: a) have a maturity date of December 31, 2007; b) pay interest entirely in-kind (i.e., in the form of additional notes rather than paying interest amounts in cash) monthly in arrears, and bear interest at a rate of 12% per annum; c) are fully subordinated to the Senior Secured Notes Indenture and the Exit Facility; d) are secured by a third priority interest in the collateral pledged to secure the Exit Facility and Senior Secured Notes, which security interest will be fully subordinated to the security interest granted in respect of the Senior Secured Notes and the Exit Facility; and e) have cross-acceleration provisions to the Exit Facility and Senior Secured Notes. The Junior Secured Notes and all additional notes for in-kind interest are due and payable in cash on December 31, 2007.

        We are subject to various covenants under the Senior Secured Notes and Junior Secured Notes, and the Exit Facility, including reporting and financial covenants, business operation covenants, restrictive covenants which prohibit us from incurring certain indebtedness, change in control, merging, or disposing of equipment, as well as other covenants.

        In connection with the treatment of the Class 2 Allowed Secured Claims and Allowed Priority Tax Claims, we issued four promissory notes to various city and county taxing authorities in the aggregate amount of $1.7 million. These notes bear interest at rates ranging from 1.68% to 10.0% and have maturity dates through June 2008.

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

RISKS RELATED TO OUR FINANCIAL POSITION AND OUR COMMON STOCK

WE RECENTLY EMERGED FROM A CHAPTER 11 BANKRUPTCY REORGANIZATION, AND HAVE A HISTORY OF LOSSES.

        We sought protection under chapter 11 of the Bankruptcy Code in August 2001. We incurred net losses of approximately $283.0 million, $68.1 million, and $296.4 million during the three fiscal years ended January 2, 2000, December 31, 2000, and December 30, 2001, respectively. For the six-month period ended June 30, 2002, we incurred a $36.4 million loss before a gain of $396.3 million for extinguishment of indebtedness and revaluation of assets and liabilities for fresh-start reporting, and before a transitional impairment loss of $47.5 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our equity ownership changed, and a majority of our members of our board of directors were replaced in connection with our reorganization. We cannot assure you that we will grow or achieve profitability in the near future, or at all.

WE CONTINUE TO BE LEVERAGED AND OUR DEBT SERVICE REQUIREMENTS MAKE US MORE VULNERABLE TO ECONOMIC DOWNTURN IN THE TECHNOLOGY MARKETS WE SERVE AND IN THE ECONOMY GENERALLY.

        Even after our emergence from bankruptcy, our long-term debt was approximately $137.5 million as of June 30, 2002. While we believe that our future operating cash flow, together with financing arrangements, will be sufficient to finance our operating requirements, our indebtedness restricts our ability to obtain additional financing in the future and, because we may be more leveraged than some of our competitors, it may place us at a competitive disadvantage. Also, the new financing facility and indentures that we entered into as part of our emergence from bankruptcy contain covenants that impose operating and financial restrictions on us. These covenants could adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities that may be in our interest. In addition, if we cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default and be required to sell or liquidate our assets to repay outstanding debt.

OUR HISTORICAL FINANCIAL INFORMATION IS NOT COMPARABLE TO OUR CURRENT FINANCIAL CONDITION AND RESULTS OF OPERATIONS, MAKING IT MORE DIFFICULT TO ANALYZE OUR FINANCIAL PROSPECTS.

        As a result of our emergence from bankruptcy, we are operating our business with a new capital structure. We are also subject to the fresh-start reporting rules and our balance sheet as of June 30, 2002 reflects the application of these rules. Accordingly, our financial condition and results of operations will not be comparable to the financial condition and results of operations reflected in our historical financial statements, making it difficult to assess our future prospects based on historical performance.

THREE SECURITY HOLDERS OWN A LARGE PERCENTAGE OF OUR COMMON STOCK AND COULD SIGNIFICANTLY INFLUENCE ALL MATTERS REQUIRING STOCKHOLDER APPROVAL.

        These holders beneficially own approximately 62% in the aggregate of our outstanding common stock and together would be able to significantly influence all matters requiring approval by our stockholders, including new financing, the election of directors, and the approval of mergers or other business combinations. To the extent that the interests of these three stockholders are different than those of other stockholders, important company decisions may not reflect the interests of all stockholders.

WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE, WHICH COULD NEGATIVELY AFFECT YOUR INVESTMENT.

        An investment in our common stock involves substantial risks. The stock market in general and the market for stocks of companies with lower market capitalizations, like us, in particular have from time to time experienced and likely will again experience significant price and volume fluctuations that are unrelated to the operating performance of a particular company.

WE MAY BE UNABLE TO LIST OUR STOCK ON THE NASDAQ NATIONAL MARKET SYSTEM.

        Our common stock is currently traded on the Over the Counter Bulletin Board of the Nasdaq Exchange. Our common stock may not become listed on the Nasdaq National Market System. If our stock is not traded through a market system, it may not be liquid, and we may be unable to obtain future equity financing, or use our common stock as consideration for mergers and other business combinations.

SALES OF STOCK BY THE SECURITY HOLDERS MAY NEGATIVELY AFFECT THE MARKET PRICE OF OUR SECURITIES.

        In accordance with the Plan of Reorganization, we entered into a registration rights agreement with three major shareholders. Certain shares of stock will be registered in accordance with the registration rights agreement. The outstanding shares of common stock covered by the registration rights agreement represent approximately 62% of our outstanding shares as of June 30, 2002. This large amount of stock, if sold all at once or in blocks, could have a negative effect on the market price of our common stock.

SINCE EMERGING FROM BANKRUPTCY, WE HAVE NOT PAID ANY DIVIDENDS ON OUR COMMON STOCK AND DO NOT ANTICIPATE DOING SO IN THE FORESEEABLE FUTURE.

        We currently anticipate that all of our earnings will be retained for the repayment of our outstanding debt, and for the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our credit facility contains covenants that restrict payment of cash dividends. See "Dividend Policy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

RISKS RELATED TO OUR BUSINESS

DEMAND FOR DISK DRIVES IS LARGELY TIED TO DEMAND FOR PERSONAL COMPUTERS AND FLUCTUATIONS IN AND REDUCED DEMAND FOR PERSONAL COMPUTERS MAY RESULT IN CANCELLATIONS OR REDUCTIONS IN DEMAND FOR OUR PRODUCT.

        Trend Focus estimates that 75% of the disks consumed during 2001 were incorporated into disk drives for the desktop personal computer market. Because of this concentration in a single market, our business is tightly linked to the success of the personal computer market. Historically, demand for personal computers has been seasonal and cyclical. During the first quarter of 2002, personal computer manufacturers announced expectations of generally flat sales for 2002. Due to the high fixed costs of our business, fluctuations in demand resulting from this seasonality and cyclicality can lead to disproportionate changes in the results of our operations. If cancellations or reductions in demand for our products continue to occur in the future, our business, financial condition, and results of operations could be seriously harmed.

DELAYS AND CANCELLATIONS OF OUR CUSTOMER ORDERS MAY CAUSE US TO UNDERUTILIZE OUR PRODUCTION CAPACITY, WHICH COULD SIGNIFICANTLY REDUCE OUR GROSS MARGINS AND RESULT IN SIGNIFICANT LOSSES.

        Our business is characterized by high fixed costs. If there is a decrease in demand for our products, our production capacity could be underutilized, and, as a result, we may experience:

        -       equipment write-offs;

        -       restructuring charges;

        -       reduced average selling prices;

        -       increased unit costs; and

        -       employee layoffs.

IF WE ARE NOT ABLE TO ATTRACT AND RETAIN KEY PERSONNEL, OUR OPERATIONS COULD BE HARMED.

        Our future success depends on the continued service of our executive officers, our highly-skilled research, development, and engineering team, our manufacturing team, and our key administrative, sales, and marketing and support personnel. Competition for skilled personnel is intense. In particular, our bankruptcy filing and our financial performance have increased the difficulty of attracting and retaining skilled engineers and other knowledgeable workers. We expect that it will continue to be difficult to attract and retain key personnel even though we have emerged from bankruptcy. We may not be able to attract, assimilate, or retain highly-qualified personnel to maintain the capabilities that are necessary to compete effectively. If we are unable to retain existing or hire key personnel, our business, financial condition, and our ability to compete will be affected, and operating results could be harmed.

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

        - the complexity of integrating components from a variety of suppliers; and

        - the increases in storage densities which have led to decreases in the platter count per drive. With lower platter counts, disk drive manufacturers with captive disk manufacturing operations have excess capacity and they rely less on independent sources of media.

        In the first six months of 2002, 62% of our sales were to Western Digital and 30% were to Maxtor. During fiscal 2001, 59% of our sales were to Western Digital and 27% were to Maxtor. In fiscal 2000, 50% of our sales were to Western Digital, 28% were to Maxtor, and 17% were to Seagate Technology. If our customers reduce their media requirements or develop capacity to produce thin-film disks for internal use, our sales will be reduced. As a result, our business, financial condition, and operating results could suffer.

IF WE ARE UNABLE TO SUCCESSFULLY COMPETE IN THE HIGHLY COMPETITIVE THIN-FILM MEDIA INDUSTRY, WE MAY NOT BE ABLE TO GAIN ADDITIONAL MARKET SHARE OR WE MAY LOSE OUR EXISTING MARKET SHARE, AND OUR OPERATING RESULTS WOULD BE HARMED. THE IMBALANCE BETWEEN DEMAND AND SUPPLY HAS FURTHER INTENSIFIED COMPETITION IN THE INDUSTRY.

        The market for our products is highly competitive, and we expect competition to continue in the future. Competitors in the thin-film disk industry fall mainly into two groups: Asian-based manufacturers and U.S. captive manufacturers. Our Asian-based competitors include Fuji Electric, Mitsubishi Chemical Corporation, Trace Storage, Showa Denko, and Hoya. The U.S. captive manufacturers include the disk media operations of Seagate Technology, IBM, and Maxtor. Many of these competitors have greater financial resources than we have. If we are not able to compete successfully in the future, we would not be able to gain additional market share for our products, or we may lose our existing market share, and our operating results could be harmed.

        In 2002 to date, as in 2001 and 2000, media supply exceeded media demand. As independent suppliers struggled to utilize their capacity, the excess media supply caused average selling prices for disk products to decline. Pricing pressure on component suppliers has also been compounded by high consumer demand for inexpensive computers and computer devices. Further, structural change in the disk media industry, including business combinations, failures, and joint venture arrangements, may be required before media supply and demand are in balance. However, structural changes would intensify the competition in the industry, which will continue to put pressure on our profit margin.

PRICE COMPETITION MAY FORCE US TO LOWER OUR PRICES AND OUR REVENUES AND GROSS MARGINS WILL SUFFER.

        We face fierce price competition in the disk media industry. Continued high levels of competition have continued to put downward pressure on prices per unit. We may be forced to lower our prices or add new products and features at lower prices to remain competitive, and we may otherwise be unable to introduce new products at higher prices. We cannot assure you that we will be able to compete successfully in this kind of price competitive environment. Lower prices would reduce our ability to generate revenue, and our gross margin would suffer. If we fail to mitigate the effect of these pressures through cost reduction of our products or changes in our product mix, our business, financial condition, and results of operations could be adversely affected.

IF WE ARE NOT ABLE TO FUND OUR BUSINESS WITH CASH GENERATED BY OPERATIONS OR RAISE FUTURE CAPITAL WE MAY BE FORCED TO REDUCE OR SUSPEND OPERATIONS.

        The disk media business has historically been capital-intensive, and we believe that in order to remain competitive, we will likely have to make continued investments over the next several years for capital expenditures, working capital, and research and development. In connection with the Plan of Reorganization, we have issued new debt instruments to most of our pre-petition creditors. If we do not meet our projections for expense and cost reductions, we may be unable to continue to invest at necessary levels. If we cannot raise additional funds required by our business, we may be forced to reduce or suspend operations.

BECAUSE OUR PRODUCTS REQUIRE A LENGTHY SALES CYCLE WITH NO ASSURANCE OF HIGH VOLUME SALES, WE MAY EXPEND FINANCIAL AND OTHER RESOURCES WITHOUT A RETURN.

        With short product life cycles and rapid technological change, we must frequently qualify new products, and we must also rapidly achieve high-volume production and sales. Hard disk drive programs have increasingly become "bimodal" in that a few programs are high-volume and the remaining programs are relatively small in terms of volume. Supply and demand balance can change quickly from customer to customer and from program to program. Further, qualifying thin-film disks for incorporation into a new disk drive product requires us to work extensively with the customer and the customer's other suppliers to meet product specifications. Therefore, customers often require a significant number of product presentations and demonstrations, as well as substantial interaction with our senior management, before making a purchasing decision. Accordingly, our products typically have a lengthy sales cycle, which can range from six to twelve months. During this time, we may expend substantial financial resources and management time and effort, while not being sure that a sale will result, or that our share of the program ultimately will result in high-volume production. To the extent we expend significant resources to qualify products without realizing sales, our operations will suffer.

IF OUR CUSTOMERS CANCEL ORDERS, THEY MAY NOT BE REQUIRED TO PAY ANY PENALTIES, AND OUR SALES COULD SUFFER.

        Our sales are generally made pursuant to purchase orders that are subject to cancellation, modification, or rescheduling without significant penalties. As a result, if a customer cancels, modifies, or reschedules an order, we may have already made expenditures that are not recoverable, and our profitability will suffer. Further, if our current customers do not continue to place orders with us, if orders by existing customers do not recover to the levels of earlier periods, or if we are unable to obtain orders from new customers, our sales and operating results will suffer.

OUR CUSTOMERS' INTERNAL DISK OPERATIONS MAY LIMIT OUR ABILITY TO SELL OUR
PRODUCT.

        Disk drive manufacturers such as Seagate Technology and IBM have large internal media manufacturing operations. During 2001 and the first half of 2002, IBM and Seagate Technology produced more than 90% of their media requirements internally, and MMC Technology supplied approximately half of Maxtor's requirement for media. In 2001, Maxtor purchased MMC Technology. We compete with these internal operations directly, when we market our products to these disk drive companies, and indirectly, when we sell our disks to customers who must compete with vertically-integrated disk drive manufacturers. Vertically-integrated companies have the ability to keep their disk-making operations fully utilized, thus lowering their costs of production. This cost advantage contributes to the pressure on us and other independent media manufacturers to sell disks at prices so low that we have been unprofitable, and we cannot be sure when, if ever, we can achieve a low enough cost structure to return to profitability. Vertically-integrated companies are also able to achieve a large scale that supports the development resources necessary to advance technology rapidly. We may not have sufficient resources to be able to compete effectively with these companies. Therefore, our business, financial condition, and operations could suffer.

BECAUSE WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS, IF OUR SUPPLIERS EXPERIENCE CAPACITY CONSTRAINTS OR PRODUCTION FAILURES, OUR PRODUCTION AND OPERATING RESULTS COULD BE HARMED.

        We rely on a limited number of suppliers for some of the materials and equipment used in our manufacturing processes, including aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. For instance, Kobe is our sole supplier of aluminum blanks. Further, the supplier base has been weakened by the poor financial condition of the industry, and some suppliers have either exited the business or failed. Additionally, several suppliers have expressed concern about continuing to supply us because of our financial condition. Our production capacity would be limited if one or more of these materials were to become unavailable or available in reduced quantities, or if we were unable to find alternative suppliers. If our sources of materials and supplies were unavailable for a significant period of time, our production and operating results could be adversely affected.

DISK DRIVE PROGRAM LIFE CYCLES ARE SHORT, AND DISK DRIVE PROGRAMS ARE HIGHLY CUSTOMIZED. IF WE FAIL TO RESPOND TO OUR CUSTOMERS' DEMANDING REQUIREMENTS, WE WILL NOT BE ABLE TO COMPETE EFFECTIVELY, AND THERE WOULD BE A NEGATIVE IMPACT ON OUR PROFITABILITY.

        Our industry has experienced rapid technological change, and if we are unable to timely anticipate and develop products and production technologies, our competitive position could be harmed. In general, the life cycles of recent disk drive programs have been shortening. Additionally, media must be more customized to each disk drive program. Short program life cycles and customization have increased the risk of product obsolescence, and as a result, supply chain management, including just-in-time delivery, has become a standard industry practice. In order to sustain customer relationships and achieve profitability, we must be able to develop new products and technologies in a timely fashion that can help customers reduce their time-to-market performance, and continue to maintain operational excellence that supports high-volume manufacturing ramps and tight inventory management throughout the supply chain. If we cannot respond to this rapidly changing environment or fail to meet our customers' demanding product and qualification requirements, we will not be able to compete effectively. As a result, we would not be able to maximize the use of our production facilities and minimize our inventory losses, and our profitability would be negatively impacted.

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

        Advances in hard disk drive technology demand continually lower glide heights and higher storage densities. Over the last several years, storage density has roughly doubled each year, requiring significant improvement in every aspect of disk design. These advances require substantial ongoing process and technology development. New process technologies must support cost-effective, high-volume production of thin-film disks that meet these ever-advancing customer requirements for enhanced magnetic recording performance. We may not be able to develop and implement these technologies in a timely manner in order to compete effectively against our competitors' products and/or entirely new data storage technologies. In addition, we must transfer our technology from our U.S. research and development center to our Malaysian manufacturing operations. If we cannot advance our process technologies or do not successfully implement those advanced technologies in our Malaysian operations, or if technologies that we have chosen not to develop prove to be viable competitive alternatives, we would not be able to compete effectively. As a result, we would lose our market share and face increased price competition from other manufacturers, and our operating results would suffer.

        The manufacture of our high-performance, thin-film disks requires a tightly controlled multi-stage process, and the use of high-quality materials. Efficient production of our products requires utilization of advanced manufacturing techniques and clean room facilities. Disk fabrication occurs in a highly controlled, clean environment to minimize particles and other yield-and quality-limiting contaminants. In spite of stringent manufacturing controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of the disks in a lot to be defective. The success of our manufacturing operations depends in part on our ability to maintain process control and minimize these impurities in order to maximize yield of acceptable high-quality disks. Minor variations from specifications could have a disproportionately adverse impact on our manufacturing yields. If we are not able to continue to improve on our manufacturing processes, our operating results would be harmed.

IF WE DO NOT PROTECT OUR PATENTS AND INFORMATION RIGHTS, OUR REVENUES WILL
SUFFER.

        Protection of technology through patents and other forms of intellectual property rights in technically sophisticated fields is commonplace. In the disk drive industry, it is common for companies and individuals to initiate actions against others in the industry to enforce intellectual property rights. Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets, and other measures, we may not be able to protect our technology adequately. Competitors may be able to develop similar technology and also may have or may develop intellectual property rights and enforce those rights to prevent us from using these technologies, or demand royalty payments from us in return for using these technologies. Either of these actions may affect our production, which would materially reduce our revenues and harm our operating results.

WE MAY FACE INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS WHICH ARE COSTLY TO RESOLVE, AND WHICH MAY DIVERT OUR MANAGEMENT'S ATTENTION.

        We have occasionally received, and may receive in the future, communications from third parties that assert violation of intellectual rights alleged to cover certain of our products or manufacturing processes or equipment. We evaluate whether it would be necessary to defend against the claims or to seek licenses to the rights referred to in these communications. In those cases, we may not be able to negotiate necessary licenses on commercially reasonable terms. Also, if we have to defend those claims, we could incur significant expenses, and our management's attention could be diverted from our other business. Any litigation resulting from such claims could have a material adverse effect on our business and financial results.

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

HISTORICAL QUARTERLY RESULTS MAY NOT ACCURATELY PREDICT OUR FUTURE PERFORMANCE, WHICH IS SUBJECT TO FLUCTUATION DUE TO MANY UNCERTAINTIES.

        Our operating results historically have fluctuated significantly on both a quarterly and annual basis. As a result, our operating results in any quarter may not be indicative of future performance. We believe that our future operating results will continue to be subject to quarterly variations based on a wide variety of factors, including:

        -       timing of significant orders, or order cancellations;

        -       changes in our product mix and average selling prices;

        -       modified, adjusted or rescheduled shipments;

        -       availability of media versus demand for media;

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

        - changes in the cost of or limitations on availability of labor or materials; and

        - structural changes within the disk media industry, including combinations, failures, and joint venture arrangements.

        We cannot forecast with certainty the impact of these and other factors on our revenues and operating results in any future period. Our expense levels are based, in part, on expectations as to future revenues. If our revenue levels are below expectations, our operating results are likely to suffer. Because thin-film disk manufacturing requires a high level of fixed costs, our gross margins are extremely sensitive to changes in volume. At constant average selling prices, reductions in our manufacturing efficiency cause declines in our gross margins. Additionally, decreasing market demand for our products generally results in reduced average selling prices and/or low capacity utilization that, in turn, would adversely affect our gross margins and operating results. Further, our implementation of fresh-start reporting makes our historical information prior to June 30, 2002 significantly less meaningful.

BECAUSE WE DEPEND ON OUR MALAYSIAN OPERATIONS, WE ARE EXPOSED TO UNAVOIDABLE RISKS IN TRANSMITTING TECHNOLOGY FROM U.S. FACILITIES TO MALAYSIAN FACILITIES, WHICH COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS.

        During the third quarter of 1999, we announced that all media production would be consolidated into our Malaysian factories. In the fourth quarter of 2000, we decided to end the manufacture of aluminum substrates in Santa Rosa, California. Currently aluminum substrates are primarily manufactured by a Malaysian vendor. In addition, we ended production of polished disks in our Eugene, Oregon, facility in the second quarter of 2001. We acquired this facility as part of our merger with HMT in October 2000. All polished disks are manufactured by our Malaysian factories. Further, in the second quarter of 2001, we transferred the manufacturing capacity of HMT's Fremont, California, facility to Malaysia, and closed all of our U.S. media manufacturing operations, leaving us fully dependent on our Malaysian manufacturing operations.

        Technology developed at our U.S. research and development center must now be first implemented at our Malaysian facilities without the benefit of being implemented at a U.S. factory. Therefore, we rely heavily on electronic communications between our U.S. facilities and Malaysia to transfer specifications and procedures, diagnose operational issues, and meet customer requirements. If our operations in Malaysia or overseas communications are disrupted for a prolonged period for any reason, including a failure in electronic communications with our U.S. operations, the manufacture and shipment of our products would be delayed, and our results of operations would suffer.

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

        We are subject to these risks to a greater extent than most companies because, in addition to selling our products outside the U.S., our Malaysian operations accounted for substantially all of our sales in 2001 and the first half of 2002. Accordingly, our operating results are subject to the risks inherent with international operations, including, but not limited to:

        - compliance with changing legal and regulatory requirements of foreign jurisdictions;

        -       fluctuations in tariffs or other trade barriers;

        - foreign currency exchange rate fluctuations, since certain costs of our foreign manufacturing and marketing operations are incurred in foreign currency, including purchase of certain operating supplies and production equipment from Japanese suppliers in yen-denominated transactions;

        -       difficulties in staffing and managing foreign operations;

        -       political, social and economic instability;

        -       exposure to taxes in multiple jurisdictions;

        - local infrastructure problems or failures including but not limited to loss of power and water supply; and

        -       transportation delays and interruptions.

        In addition, our ability to transfer funds from our Malaysian operations to the U.S. is subject to Malaysian rules and regulations. In 1999, the Malaysian government repealed a regulation that restricted the amount of dividends that a Malaysian company may pay to its stockholders. If not repealed, this regulation would have potentially limited our ability to transfer funds to the U.S. from our Malaysian operations. If similar regulations are enacted in the future, we may not be able to finance our U.S.-based research and development and/or repay our U.S. debt obligations.

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

        - our ability to expand or operate in California or Malaysia could be restricted;

        - our ability to establish additional operations in other locations could be restricted; or

        - we could be required to obtain costly equipment or incur significant expenses to comply with environmental regulations.

        Further, our manufacturing processes rely on the use of hazardous materials and any accidental hazardous discharge could result in significant liability and clean-up expenses, which could harm our business, financial condition, and results of operations.

DOWNTURNS IN THE DISK DRIVE MANUFACTURING MARKET AND RELATED MARKETS MAY DECREASE OUR REVENUES AND MARGINS.

        The market for our products depends on economic conditions affecting the disk drive manufacturing and related markets. Downturns in these markets may cause disk drive manufacturers to delay or cancel projects, reduce their production or reduce or cancel orders for our products. In the event of such a downturn, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, many of our customers and potential customers have experienced declines in their revenues and operations. In addition, the terrorist acts of September 11, 2001 and subsequent terrorist activities have created an uncertain economic environment. We cannot predict the impact of these events, or of any related military action, on our customers or business, particularly in light of that fact that we rely heavily on production and sales overseas. We believe that, in light of these events, some businesses may curtail or eliminate spending on technology related to our products.

WE RELY ON A CONTINUOUS POWER SUPPLY TO CONDUCT OUR BUSINESS, AND AN ENERGY CRISIS IN CALIFORNIA COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

        From time to time in the past, California has experienced energy shortages. An energy crisis could disrupt our research and development activities and increase our expenses. In the event of an acute power shortage, which occurs when power reserves in the state fall below 1.5%, California has, on occasion, implemented, and may in the future continue to implement, rolling blackouts throughout the state. We currently do not have back-up generators or alternate sources of power in the event of a blackout, and our insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our California-based facilities. This could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

        Further, the regulatory changes affecting the energy industry which were instituted in 1996 by the California government have caused power prices to increase. Under the revised regulatory scheme, utilities were encouraged to sell their plants, which had traditionally produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices increased dramatically over the past year. If wholesale prices continue to increase, our operating expenses will likely increase, as our headquarters and certain facilities are in California.

EARTHQUAKES OR OTHER NATURAL OR MAN-MADE DISASTERS COULD DISRUPT OUR OPERATIONS.

        Our U.S. facilities are located in San Jose, Fremont, and Santa Rosa in California. In addition, Kobe and other Japanese suppliers of our key manufacturing supplies and sputtering machines are located in areas with seismic activity. Our Malaysian operations have been subject to temporary production interruptions due to localized flooding, disruptions in the delivery of electrical power, and, on one occasion in 1997, by smoke generated by large, widespread fires in Indonesia. If any natural or man-made disasters do occur, operations could be disrupted for prolonged periods, and our business would suffer.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to financial market risks, including foreign currency exchange rates. We currently do not use derivative financial instruments to hedge such risks.

        The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short-term debt instruments. A hypothetical 100 basis point increase in interest rates would result in a $0.1 million decrease (less than one per cent) in the fair value of our available-for-sale securities.

        A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, a large portion of our payroll, certain operating expenses, and capital purchases are transacted in other currencies, primarily Malaysian ringgit. Since late 1998, the ringgit has been pegged at a conversion rate of 3.8 Malaysian ringgit to the U.S. dollar. If the pegging is lifted in the future, we will evaluate whether or not we will enter any hedging contracts for the Malaysian ringgit. Expenses in the first half of 2002 totalled approximately $15.3 million.

        We have $85.3 million in senior secured cash pay notes outstanding which bear interest at the prime rate plus 3% (such rate not to be less than 8% per annum) and mature in June 2007. A hypothetical 100 basis point increase in interest rates would result in approximately $0.9 million of additional interest expense each year.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        Not Applicable.

ITEM 2. Changes in Securities

        The Company filed a voluntary petition for reorganization under chapter 11 of the United States Code (the Bankruptcy Code) on August 24, 2001. The Further Modified First Amended Plan of Reorganization, dated May 7, 2002 (the Plan), was confirmed by the United States Bankruptcy Court for the Northern District of California on May 9, 2002. All of the conditions precedent to the effectiveness of the Plan were satisfied effective June 30, 2002 (the Effective Date), and on such date the Plan became effective by its terms and the Company emerged from bankruptcy.

        Pursuant to terms of the Plan, all of the Company's old common stock, as well as all outstanding warrants and options to purchase shares of the Company's old common stock, were cancelled as of the Effective Date. In addition, all of the Company's pre-bankruptcy debt and certain other liabilities (totaling $521.6 million) were discharged as of the Effective Date and satisfied as set forth in the Plan, including by way of cash distributions, issuance of shares of new common stock, issuance of warrants to purchase shares of new common stock, issuance of new cash pay notes, new PIK notes new subordinated PIK notes, and promissory notes.

        As of the Effective Date, the Company was authorized to issue 50 million shares of new common stock with a par value of $0.01. As of July 1, 2002, the Company had approximately 22.8 million shares of new common stock to be issued, which are subject to a distribution process, and warrants to purchase up to 1.0 million shares of new common stock, all of which such shares and warrants were issued in an exemption from registration under the Securities Act of 1933, as amended, provided by
        Section 1145 of the Bankruptcy Code. In connection with the issuance of the new common stock and pursuant to the Plan, the Company amended and restated its certificate of incorporation and adopted new bylaws.

        The majority of cash distributions, cash pay and PIK notes, shares of stock, and the warrants are subject to a distribution process whereby the shares and the warrants, as the case may be, will be distributed by Wells Fargo Bank Minnesota, N.A. by class upon settlement of all claims within each class, commencing in July 2002.

ITEM 3. Defaults Upon Senior Securities

        Not Applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

        Not Applicable.

ITEM 5. Other Information

        Not Applicable.

ITEM 6. Exhibits and Reports on Form 8-K

        a) Exhibits



     EXHIBIT
     NUMBER
     ------
        2.1     Komag Incorporated's Further Modified First Amended Plan of
                Reorganization, dated May 7, 2002 (incorporated by reference from Exhibit 2.1 filed with the Company's Form 8-K filed on July
                11, 2002).

        2.2     Findings of Fact, Conclusions of Law and Order Confirming
                Modified First Amended Plan of Reorganization of Komag,
                Incorporated, dated May 7, 2002 (incorporated by reference from
                Exhibit 2.2 filed with the Company's Form 8-K filed on July 11,
                2002).

        3.1     Amended and Restated Certificate of Incorporation of Komag,
                Incorporated.

        3.2     Bylaws of Komag, Incorporated.

        4.1     Form of Stock Certificate for Common Stock.

        4.2 Registration Rights Agreement between Komag, Incorporated and certain holders of common stock and Senior Secured Notes due
                2007.

        4.3     Form of Warrant.

        4.4 Loan and Security Agreement between Komag, Incorporated, the lenders named therein, Foothill Capital Corporation as arranger and administrative agent and Ableco Finance LLC as collateral agent.

        4.5     Indenture governing the Senior Secured Notes due 2007.

        4.6     Form of Senior Secured Notes due 2007.

        4.7     Indenture governing the Junior Secured Notes due 2007.

        4.8     Form of Junior Secured Notes dues 2007.

        99.1    Certification of Chief Executive Officer and Chief Financial
                Officer

        b) Reports on Form 8-K

        On June 20, 2002, the Company filed Form 8-K, relating to its press release of June 19, 2002, announcing that it plans to close Komag Materials Technology, Inc. (KMT), a wholly-owned subsidiary located in Santa Rosa, California.

        On June 20, 2002, the Company filed form 8-K announcing that it first presented a slide presentation to analysts on June 19, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               KOMAG, INCORPORATED
                                  (Registrant)




DATE:  August 12, 2002              BY:   /s/   Thian  Hoo Tan
     -------------------                ----------------------
                                        Thian Hoo Tan
                                        Chief Executive Officer



DATE:  August 12, 2002              BY:   /s/  Edward H. Siegler
     -----------------                  -------------------------
                                        Edward H. Siegler
                                        Vice President,
                                        Chief Financial Officer



DATE:  August 12, 2002              BY:  /s/  Kathleen A. Bayless
     -----------------                  --------------------------
                                        Kathleen A. Bayless
                                        Vice President,
                                        Corporate Controller

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                               DESCRIPTION
     ------     ----------------------------------------------------------------
        2.1     Komag Incorporated's Further Modified First Amended Plan of
                Reorganization, dated May 7, 2002 (incorporated by reference from Exhibit 2.1 filed with the Company's Form 8-K filed on July
                11, 2002).

        2.2     Findings of Fact, Conclusions of Law and Order Confirming
                Modified First Amended Plan of Reorganization of Komag,
                Incorporated, dated May 7, 2002 (incorporated by reference from
                Exhibit 2.2 filed with the Company's Form 8-K filed on July 11,
                2002).

        3.1     Amended and Restated Certificate of Incorporation of Komag,
                Incorporated.

        3.2     Bylaws of Komag, Incorporated.

        4.1     Form of Stock Certificate for Common Stock.

        4.2 Registration Rights Agreement between Komag, Incorporated and certain holders of common stock and Senior Secured Notes due
                2007.

        4.3     Form of Warrant.

        4.4 Loan and Security Agreement between Komag, Incorporated, the lenders named therein, Foothill Capital Corporation as arranger and administrative agent and Ableco Finance LLC as collateral agent.

        4.5     Indenture governing the Senior Secured Notes due 2007.

        4.6     Form of Senior Secured Notes due 2007.

        4.7     Indenture governing the Junior Secured Notes due 2007.

        4.8     Form of Junior Secured Notes dues 2007.

        99.1    Certification of Chief Executive Officer and Chief Financial
                Officer