Form 10-Q
period 2002-09-29
KOMAG INC /DE/
filed 2002-11-08
CIK 813347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 29, 2002
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

Yes [ ] No [X]

On September 29, 2002, 22,826,283 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding.

INDEX
KOMAG, INCORPORATED

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated statements of operations - three months ended September 29, 2002 and September 30, 2001, six months ended June 30, 2002, and nine months ended September 30, 2001	3
	Consolidated balance sheets - at September 29, 2002 and December 30, 2001	4
	Consolidated statements of cash flows - three months ended September 29, 2002, six months ended June 30, 2002, and nine months ended September 30, 2001	5
	Notes to consolidated financial statements	6-16
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-44
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44
Item 4.	Controls and Procedures	45
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 2.	Changes in Securities	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Submission of Matters to a Vote of Security Holders	45
Item 5.	Other Information	45
Item 6.	Exhibits and Reports on Form 8-K	45
SIGNATURES		47
OFFICER CERTIFICATIONS		48-49

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KOMAG, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Company	Company	Company	Company	Company

	Three Months	Three Months	Three Months	Six Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	Sept 29, 2002	Sept 30, 2001	Sept 29, 2002	June 30, 2002	Sept 30, 2001

Net sales to unrelated parties	$70,241	$18,380	$70,241	$42,633	$107,888
Net sales to related parties	—	41,011	—	69,322	116,710

Net sales	70,241	59,391	70,241	111,955	224,598
Cost of sales	61,927	58,246	61,927	106,788	230,927

Gross profit (loss)	8,314	1,145	8,314	5,167	(6,329)
Operating expenses:
Research, development, and engineering	8,708	9,690	8,708	18,796	30,184
Selling, general, and administrative	4,235	4,704	4,235	8,256	16,776
Amortization of intangible assets	926	6,505	926	3,609	20,575
Restructuring/impairment charges	740	—	740	4,318	43,020
In-process research and development	6,784	—	6,784	—	—

	21,393	20,899	21,393	34,979	110,555

Operating loss	(13,079)	(19,754)	(13,079)	(29,812)	(116,884)
Other income (expense):
Interest income	66	181	66	193	1,437
Interest expense	(3,226)	(111,464)	(3,226)	—	(155,192)
Other income, net	2,138	2,458	2,138	399,147	4,092

	(1,022)	(108,825)	(1,022)	399,340	(149,663)

Income (loss) before reorganization costs, income taxes, minority interest, equity in net loss of unconsolidated company, and cumulative effect of change in accounting principle	(14,101)	(128,579)	(14,101)	369,528	(266,547)
Reorganization costs, net	—	2,837	—	6,511	2,837
Provision for (benefit from) income taxes	304	(10,519)	304	719	(9,738)

Income (loss) before minority interest, equity in net loss of unconsolidated company, and cumulative effect of change in accounting principle	(14,405)	(120,897)	(14,405)	362,298	(259,646)
Minority interest in net income (loss) of consolidated subsidiary	—	396	—	—	(41)
Equity in net loss of unconsolidated company	—	(999)	—	(2,374)	(2,664)

Income (loss) before cumulative effect of change in accounting principle	(14,405)	(122,292)	(14,405)	359,924	(262,269)
Cumulative effect of change in accounting principle	—	—	—	(47,509)	—

Net income (loss)	$(14,405)	$(122,292)	$(14,405)	$312,415	$(262,269)

Pro forma net loss assuming change in accounting principle applied retroactively (see Note 4)		$(116,593)			$(245,171)

Basic and diluted income (loss) before cumulative effect of change in accounting principle per share	$(0.63)	$(1.09)	$(0.63)	$3.22	$(2.35)

Basic and diluted cumulative effect of change in accounting principle per share	$—	$—	$—	$(0.43)	$—

Basic and diluted net income (loss) per share	$(0.63)	$(1.09)	$(0.63)	$2.79	$(2.35)

Number of shares used in basic and diluted computations	22,826	111,925	22,826	111,925	111,800

See notes to consolidated financial statements.

KOMAG, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	Successor	Predecessor
	Company	Company

	Sept 29, 2002	December 30, 2001

	(unaudited)	(note)
Current assets
Cash and cash equivalents	$17,972	$17,486
Short-term investments	—	335
Accounts receivable (including amounts due from related parties of zero in 2002 and $23,905 in 2001, less allowances of $837 in 2002 and $2,593 in 2001)	30,055	25,148
Inventories	15,256	11,766
Prepaid expenses and deposits	2,961	1,878

Total current assets	66,244	56,613
Investment in unconsolidated company	—	4,076
Property, plant, and equipment, net	203,827	232,256
Land and buildings held for sale	24,600	24,600
Reorganization value in excess of amounts allocable to identifiable assets/goodwill	33,870	83,540
Other intangible assets, net	10,003	6,645
Deposits and other assets	70	120

	$338,614	$407,850

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current portion of long-term debt	$5,372	$—
Trade accounts payable	30,159	13,376
Accounts payable to related parties	—	1,627
Accrued compensation and benefits	7,837	7,585
Cash distributions payable under plan of reorganization	486	—
Other liabilities	2,363	1,763
Other liabilities due to related party	1,734	6,583
Restructuring liabilities	3,126	2,371

Total current liabilities	51,077	33,305
Long-term debt	133,463	—
Other long-term liabilities	1,003	1,913
Liabilities subject to compromise	—	516,173
Minority interest in consolidated subsidiary	—	1,398
Stockholders’ equity (deficit)
Common stock	228	1,119
Additional paid-in capital	167,248	586,304
Accumulated deficit	(14,405)	(732,362)

Total stockholders’ equity (deficit)	153,071	(144,939)

	$338,614	$407,850

Note: The balance sheet at December 30, 2001 was derived from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

KOMAG, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor	Predecessor
	Company	Company	Company

	Three Months	Six Months	Nine Months
	Ended	Ended	Ended
	Sept 29, 2002	June 30, 2002	Sept 30, 2001

OPERATING ACTIVITIES
Net income (loss)	$(14,405)	$312,415	$(262,269)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Gain on extinguishment of debt	—	(379,027)	—
Gain on revaluation of assets and liabilities pursuant to fresh-start reporting	—	(17,349)	—
Cumulative effect of change in accounting principle	—	47,509	—
Impairment charge related to property, plant, and equipment	—	216	43,020
Depreciation and amortization on property, plant, and equipment	12,729	25,998	53,339
Amortization of intangible assets	926	3,609	20,575
In-process research and development	6,784	—	—
Provision for doubtful accounts receivable	(7)	(295)	(312)
Interest accrual on long-term note payable to related party	—	—	3,196
Accretion and amortization of interest on debt	1,514	—	130,861
Equity in net loss of unconsolidated company	—	2,374	2,664
Gain on liquidation of subsidiary	—	—	(579)
Loss (gain) on disposal of property, plant, and equipment, net	38	(1,783)	145
Deferred income taxes	—	—	(10,807)
Minority interest in net loss of consolidated subsidiary	—	—	(41)
Restructuring charges	—	4,102	—
Changes in operating assets and liabilities
Accounts receivable	(9,134)	(5,547)	14,408
Accounts receivable from related parties	—	10,076	(6,239)
Inventories	(1,619)	(2,069)	9,313
Prepaid expenses and deposits	397	(1,480)	22
Trade accounts payable	9,286	5,631	(6,456)
Accounts payable to related parties	—	239	(147)
Accrued compensation and benefits	(669)	921	(1,677)
Other liabilities	(3,713)	(1,753)	6,029
Other liabilities to related party	(850)	(999)	(7,827)
Restructuring liabilities	(2,352)	(956)	(19,400)
Liabilities subject to compromise	—	378	—

	(1,075)	2,210	(32,182)
Reorganization costs, net	—	6,511	2,870

Net cash provided by (used in) operating activities	(1,075)	8,721	(29,312)
INVESTING ACTIVITIES
Acquisition of property, plant, and equipment	(3,033)	(6,855)	(24,947)
Purchases of short-term investments	—	(338)	(5,133)
Proceeds from short-term investments at maturity	338	335	13,407
Proceeds from disposal of property, plant, and equipment	40	2,688	520
Change in deposits and other assets	(129)	(41)	37

Net cash used in investing activities	(2,784)	(4,211)	(16,116)
FINANCING ACTIVITIES
Payment of debt	(165)	—	(15,000)
Proceeds from issuance of common stock	—	—	174

Net cash used in financing activities	(165)	—	(14,826)

Increase (decrease) in cash and cash equivalents	(4,024)	4,510	(60,254)
Cash and cash equivalents at beginning of period	21,996	17,486	71,067

Cash and cash equivalents at end of period	$17,972	$21,996	$10,813

Supplemental disclosure of cash flow information
Cash paid for interest	$1,423	$—	$14,703
Cash paid for income taxes	$591	$561	$990

See notes to consolidated financial statements.

KOMAG, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 29, 2002

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the consolidated financial position, operating results, and cash flows for the periods presented, have been included. Operating results for the three months ended September 29, 2002, and the six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 29, 2002.

     As discussed in Note 2, Komag, Incorporated (KUS) filed a voluntary petition for reorganization under chapter 11 of the United States Code (the Bankruptcy Code) on August 24, 2001 (the Petition Date). The petition was filed with the United States Bankruptcy Court for the Northern District of California. The petition related only to the Company’s U.S. corporate parent, KUS, and did not include any of its subsidiaries, including Komag Material Technology (KMT), and Komag USA (Malaysia) Sdn (KMS).

     KUS proposed, and the Bankruptcy Court confirmed, the Further Modified First Amended Plan of Reorganization, (the Plan) which became effective on June 30, 2002 (see Note 2). KUS emerged from bankruptcy on that date. Thus, in accordance with Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the Company adopted fresh-start reporting and reflected the effects of the adoption in the consolidated financial statements for the six months ended June 30, 2002. Fresh-start reporting requires the recording of assets and liabilities at fair value, and stockholders’ equity based on the reorganization (enterprise) value. Accordingly, the September 29, 2002 consolidated balance sheet is not comparable to the December 30, 2001 consolidated balance sheet because it is, in effect, that of a new entity. Further, as a result of the adoption of fresh-start reporting, the statements of operations and statements of cash flows for periods ended after June 30, 2002 are prepared on a different basis of accounting. Therefore, these financial statements, as well as the related earnings per share calculations, are not comparable to the financial statements for periods ended on or prior to June 30, 2002. See Note 3 for the effects of the adoption of fresh-start reporting.

     The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three-month reporting periods included in this report are comprised of 13 weeks.

     Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

Note 2. Emergence from Chapter 11 and Plan of Reorganization

     KUS’s Plan was orally confirmed by the Bankruptcy Court on May 9, 2002. Thereafter, on May 14, 2002, the Bankruptcy Court entered the Order confirming the Plan (the Confirmation Order). Pursuant to the Confirmation Order and the Plan, there were certain conditions precedent to the effectiveness of the Plan, all of which were later satisfied. The effective date of the Plan was June 30, 2002 (the Effective Date).

     Under the Plan, all of the Company’s old common stock, as well as outstanding warrants and common stock options, were cancelled. All of the Company’s pre-bankruptcy debt and certain other liabilities (totaling $521.6 million) were discharged and satisfied through several means, including: 1) cash distributions of $5.0 million; 2) the issuance of shares of new common stock; 3) the issuance of warrants to purchase shares of new common stock; 4) the issuance of $135.8 million of new cash pay notes and new paid-in-kind (PIK) notes (Senior Secured Notes), and new subordinated PIK notes (Junior Secured Notes); and 5) the issuance of $1.7 million of secured and unsecured promissory notes.

     At September 29, 2002, and June 30, 2002 (the date of emergence from bankruptcy), debt was comprised of the following (in thousands):

	Sept 29, 2002	June 30, 2002

Senior Secured Notes:
Cash pay notes	$85,332	$85,332
PIK notes	44,804	43,500

	130,136	128,832
Junior Secured PIK Notes	7,210	7,000
Promissory Notes	1,489	1,654

	138,835	137,486
Less current portion	(5,372)	(518)

Long-term debt	$133,463	$136,968

     Summary information from the Plan for each creditor class is as follows:

•	Class 1 — Holders of Allowed Priority Claims, Class 2 — Holders of Allowed Secured Claims, and Holders of Cure Claims received or will receive an aggregate amount of $1.2 million in cash, and promissory notes in the aggregate amount of $1.7 million. The promissory notes provide for deferred cash payments and a lien satisfying the requirements of the Bankruptcy Code.

•	Class 3 — Holders of Allowed Loan Restructure Agreement Claims received $82.5 million of new cash pay Senior Secured Notes and $32.5 million of new PIK Senior Secured Notes, and 12.5 million shares of new common stock. Additionally, the Company made a payment of $1.5 million in administrative expenses.

•	Class 4-A — Holders of Western Digital Note Claims received $11.0 million of new PIK Senior Secured Notes and 3.0 million shares of new common stock.

•	Class 4-B — Holders of Western Digital Rejection Claims received 0.9 million shares of new common stock.

•	Class 5 — Holders of Convertible Notes Claims received 1.2 million shares of new common stock.

•	Class 6 — Holders of Subordinated Notes Claims received 4.5 million shares of new common stock, $7.0 million of new PIK Junior Secured Notes, and new warrants to purchase 1.0 million shares of new common stock. Additionally, the Company made a payment of $0.5 million in administrative expenses.

•	Class 7 — Holders of General Unsecured Claims received their pro rata share of $1.0 million in cash, $2.5 million of new cash pay Senior Secured Notes, and 0.6 million shares of new common stock. The majority of the Class 7 distribution has been made. A few claims within this class are in the process of being settled. A final distribution of the allocated amounts for this creditor class will be made upon final settlement of all allowed claims.

•	Class 8 — Holders of Convenience Claims received their pro rata share of $0.7 million in cash.

•	Class 9 — Holders of Equity Interest voted to reject the Plan and therefore will receive no distributions and retain no interests in the reorganized company under the Plan.

•	Class 10 — Holders of Magnetic Media Development LLC (MMD) Claims received $0.1 million in cash, $0.3 million of new cash pay Senior Secured Notes, and 0.1 million shares of new common stock.

     In accordance with the Plan, current employees will receive up to 1.625 million shares of new common stock pursuant to the Company’s 2002 Qualified Stock Plan. This distribution was approved by the Company’s board of directors in July 2002, and approved by stockholders on October 3, 2002. The distribution process to employees commenced after the October 3, 2002, stockholder meeting.

     As of the Effective Date, the Company was authorized to issue 50.0 million shares of new common stock with a par value of $0.01. As of September 29, 2002, the Company had a total of 22.7 million shares of new common stock issued, and 0.1 million shares that are subject to a distribution process whereby the remaining shares will be distributed to class 7 claim-holders upon settlement of all allowed claims within the class. Additionally, as of September 29, 2002, the Company had outstanding warrants to purchase up to 1.0 million shares of new common stock at $9.00 a share.

     Under the Plan, the Company entered into a Registration Rights Agreement (the Agreement) with four of the holders of Allowed Loan Restructure Agreement (i.e., Class 3) claims, under which the shares of new common stock issued to them, as well as the Senior Secured Notes, are to be registered under federal securities laws. The Agreement requires the filing and effectiveness of a registration statement within specified periods of time and other matters. This registration statement has been filed, and became effective in October 2002.

     In accordance with the Plan, a new $15.0 million Secured Loan Facility (the Exit Facility) was entered into as of the Effective Date. The Exit Facility is a revolving credit facility of up to $15.0 million, expiring in June 2005. The Company’s total outstanding borrowings under the Exit Facility at any one time may not exceed the lesser of $15.0 million or 70% of the fair market value of certain owned properties (less a reserve, as defined). The Exit Facility is secured by a first-priority security interest in substantially all of the Company’s assets, including tangible and intangible assets (except in the case of the Company’s ownership interest in its foreign subsidiaries, which will be subject to a pledge of not more than 65%). Interest is payable monthly at the rate of 12% per annum on outstanding borrowings. A commitment fee of $0.3 million was paid in order to obtain the Exit Facility, and there will be ongoing unused commitment fees due quarterly at an annual rate of 0.5% on the unused portion of the $15.0 million. As of September 29, 2002, no borrowings have been made against the Exit Facility.

Note 3. Fresh-Start Reporting

     As of June 30, 2002, the Effective Date, the reorganized (successor) Company adopted fresh-start reporting in accordance with SOP 90-7. Fresh-start reporting resulted in material changes to the consolidated balance sheet as of June 30, 2002, including the valuation of assets and liabilities at fair value in accordance with principles of the purchase method of accounting. Stockholders’ equity was valued based on the enterprise valuation (reflecting the value of the restructured debt and equity) agreed to between the Company and all classes of its creditors.

     The enterprise valuation of $310.0 million was based on the consideration of many factors and various valuation methods, including the income approach and application of the discounted cash flow method based on projected five and one-quarter year financial information, selected publicly traded company market multiples for certain companies operating businesses viewed to be similar to that of the Company, and other applicable ratios and valuation techniques believed by the Company and its financial advisors to be representative of the Company’s business and industry. The discount rate applied to the five and one-quarter year cash flow was 20%, the income tax rate utilized ranged from zero to approximately 30%, and the residual value approximated $500 million based on the last year’s projected operating income plus depreciation times a market multiple of 6. The predecessor Company’s stockholders’ deficit was eliminated as of June 30, 2002, on adoption of fresh-start reporting.

     The enterprise valuation was based on a number of estimates and assumptions, which are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuation will be realized, and actual results could vary materially. Moreover, the actual market value of the Company’s common stock may differ materially from the valuation used to calculate the enterprise value.

     The five and one-quarter year cash flow projections utilized in the enterprise valuation were based on estimates and assumptions about circumstances and events, which have not yet taken place. These estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the control of the Company, including, but not limited to, those with respect to the future course of the Company’s business activity. Any difference between the Company’s projected and actual results following its emergence from chapter 11 bankruptcy will not alter the determination of the fresh-start reorganization equity value as of June 30, 2002, because this value is not contingent on the Company achieving the projected results.

     As a result of the adoption of fresh-start reporting, the Company’s post-emergence (successor company) consolidated financial statements are not comparable with its pre-emergence (predecessor company) consolidated financial statements, because they are, in effect, the financial statements of a new entity.

     The Company’s emergence from the chapter 11 bankruptcy proceeding and the adoption of fresh-start reporting resulted in the following adjustments to the Company’s consolidated balance sheet as of June 30, 2002 (dollars in thousands):

	Predecessor	Reorganization and Fresh-Start				Successor
	Company	Reporting Adjustments				Company

	June 30, 2002	Debit		Credit		June 30, 2002

ASSETS
Total current assets	$60,243					$60,243
Property, plant, and equipment, net	210,820	$2,847	(a)			213,667
Land and buildings held for sale	24,600					24,600
Reorganization value in excess of amounts allocable to identifiable assets/goodwill	33,870					33,870
Other intangible assets, net	5,267	12,296	(a)			17,563
Other assets	1,793			$1,702	(a)	91

	$336,593	$15,143		$1,702		$350,034

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current portion of long-term debt				$518	(b)	$518
Total current liabilities, excluding current portion of long-term debt	$42,030			2,039	(a) (b)	44,069
Noncurrent liabilities	1,911			136,060	(b)	137,971
Liabilities subject to compromise	521,551	$521,551	(b)

	565,492	521,551		138,617		182,558
Stockholders’ equity (deficit) Common stock	1,119	891	(c)			228
Paid-in-capital	586,304	419,056	(c)			167,248
Accumulated deficit	(816,322)			816,322	(d)

	(228,899)	419,947		816,322		167,476

	$336,593	$941,498		$954,939		$350,034

     Explanations for the reorganization and fresh-start reporting adjustment columns of the balance sheet are as follows:

(a)	To adjust property, plant, and equipment, other intangible assets, and certain current liabilities to their estimated current fair values. These adjustments have been recorded as “Other income, net” in the consolidated statement of operations for the three and six-month periods ended June 30, 2002.

(b)	To reflect the extinguishment of debt and other liabilities subject to compromise, and to record the issuance of new debt and promissory notes pursuant to the Plan. These adjustments have been recorded as “Other income, net” in the consolidated statements of operations for the three and six-month periods ended June 30, 2002.

(c)	To reflect the cancellation of old common stock and the issuance of new common stock in accordance with the Plan.

(d)	To eliminate accumulated deficit on emergence from chapter 11 bankruptcy.

     The following amounts show the detail of Other income, net for the three-month periods ended September 29, 2002 and September 30, 2001, the six-month period ended June 30, 2002, and the nine-month period ended September 30, 2001 (in thousands):

	Successor	Predeccessor	Successor	Predeccessor	Predeccessor
	Company	Company	Company	Company	Company

	Three Months	Three Months	Three Months	Six Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	Sept 29, 2002	Sept 30, 2001	Sept 29, 2002	June 30, 2002	Sept 30, 2001

Gain on extinguishment of debt	$—	$—	$—	$379,027	$—
Gain on revaluation of assets and liabilities pursuant to fresh-start reporting	—	—	—	17,349	—
Other income, net	2,138	2,458	2,138	2,771	4,092

	$2,138	$2,458	$2,138	$399,147	$4,092

     Included in other income, net in the third quarter of 2002 was a net $2.2 million property tax refund in connection with the former HMT facilities in Fremont, California. Included in other income, net in the third quarter of 2001 was a $1.8 million refund for certain R&D manufacturing equipment work which was not completed by a vendor. Other income, net in the nine months ended September 30, 2001, also included $0.6 million in realized gain on cumulative translation adjustments.

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

     On adoption of SFAS No. 142, the Company was required to complete a transitional impairment analysis of its goodwill as of January 1, 2002. The Company completed this transitional impairment analysis during the three months ended June 30, 2002 and recorded a transitional impairment loss of $47.5 million. The transitional impairment loss of $47.5 million was recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations as of January 1, 2002, resulting in a restatement of the net loss and loss per share, respectively, for the three months ended March 31, 2002 from $10.2 million and $0.09 per share to a net loss of $57.7 million and $0.52 per share, respectively. Upon the adoption of fresh-start reporting as of June 30, 2002, the Company had a goodwill balance of $33.9 million, which equals the reorganization value in excess of amounts allocable to identifiable net assets recorded in accordance with SOP 90-7, and other intangible assets in the amount of $17.6 million. In accordance with SFAS 142, goodwill is no longer being amortized. As of June 30, 2002, the other intangible assets included developed technology of $3.1 million, which is being amortized on a straight-line basis over its estimated useful life of four years, a volume purchase agreement of $7.7 million, which is being amortized on a straight-line basis over its remaining useful life of three and one-quarter years, and in-process research and development of $6.8 million, which was expensed in the third quarter of 2002. The remaining goodwill was renamed, and will hereafter be referred to as, Reorganization Value in Excess of Amounts Allocable to Identifiable Assets. The Company will perform its first annual impairment test in the fourth quarter of 2002.

     The following tables show the effect on the three and nine-month periods ended September 29, 2001 of applying the change in accounting principle retroactively (in thousands, except per share data):

	Successor	Predeccessor	Successor	Predeccessor	Predeccessor
	Company	Company	Company	Company	Company

	Three Months	Three Months	Three Months	Six Months	Nine Months
	Ended	Ended	Ended	Ended	Ended
	Sept 29, 2002	Sept 30, 2001	Sept 29, 2002	June 30, 2002	Sept 30, 2001

Reported net income (loss) before cumulative effect of change in accounting principle	$(14,405)	$(122,292)	$(14,405)	$359,924	$(262,269)
Add: goodwill amortization	—	5,699	—	—	17,098

Adjusted net income (loss) before cumulative effect of change in accounting principle	(14,405)	(116,593)	(14,405)	359,924	(245,171)
Cumulative effect of change in accounting principle	—	—	—	(47,509)	—

Adjusted net income (loss)	$(14,405)	$(116,593)	$(14,405)	$312,415	$(245,171)

Basic and diluted income (loss) per share
As reported before cumulative effect of change in accounting principle	$(0.63)	$(1.09)	$(0.63)	$3.22	$(2.35)
Goodwill amortization	—	0.05	—	—	0.15

As adjusted before cumulative effect of change in accounting principle	(0.63)	(1.04)	(0.63)	3.22	(2.20)
Cumulative effect of change in accounting principle	—	—	—	(0.43)	—

Adjusted basic and diluted net income (loss) per share	$(0.63)	$(1.04)	$(0.63)	$2.79	$(2.20)

Note 5. Restructuring Liabilities

     On October 2, 2000, the Company merged with HMT Technology Corporation (HMT). HMT was headquartered in Fremont, California, and designed, developed, manufactured, and marketed high-performance thin-film disks. In connection with the merger, in the fourth quarter of 2000, the Company implemented a restructuring plan, which included a reduction in the Company’s U.S. workforce and the cessation of manufacturing operations in the U.S. This transition was completed in the second quarter of 2001.

     In accordance with purchase accounting, the Company recorded certain liabilities associated with the merger. In the first nine months of 2002, $1.0 million of payments were made against these liabilities. As of September 29, 2002, the liability balance was $0.4 million, and the remaining liabilities are expected to be paid by the second quarter of 2003.

     In December 2000, the Company implemented a restructuring plan to cease KMT’s U.S. manufacturing operations in May 2001, and convert the facility into a research and development operation. In June 2002, the Company announced that it would end research and development activities at the KMT location, and implemented a restructuring plan to close the KMT facility. The closure was complete in September 2002, and reduced the Company’s headcount by approximately 75 employees. The Company recorded a $0.2 million impairment charge and a $4.1 million restructuring charge in the second quarter of 2002 to account for the shutdown. The Company recorded a $0.7 million restructuring charge in the third quarter of 2002, representing additional costs associated with the shutdown. At September 29, 2002, the liability balance for these two restructurings was $2.7 million. Cash payments in the first nine months of 2002 were $2.3 million. The remaining liabilities are expected to be paid through 2004, the remaining facility lease term.

Note 6. Investment in Unconsolidated Company

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

     The Company recorded an investment in Chahaya for $12.0 million in the fourth quarter of 2000. The investment included $4.0 million for future cash payments and $8.0 million for facilities, facility services, and equipment. In June 2001, the Company’s investment was reduced by $4.0 million due to Chahaya’s cancellation of shares related to the future $4.0 million cash contribution.

     In the first half of 2002, the Company recorded a $2.4 million loss as its equity share of Chahaya’s net loss. In accordance with fresh-start reporting discussed in Note 3, the Company’s remaining investment balance of $1.7 million was written down to its estimated fair value of zero in the second quarter of 2002. The Company’s remaining liability for facilities and facility services was $1.7 million as of September 29, 2002.

Note 7. Reorganization Costs

     In connection with the Company’s chapter 11 bankruptcy filing, the Company recorded reorganization costs of $6.5 million in the first half of 2002. These costs included a $5.0 million adjustment to increase liabilities subject to compromise to the court allowable amount for the Class 10 MMD claim, and professional fees related to the bankruptcy filing.

Note 8. Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following (in thousands):

	Successor	Predecessor
	Company	Company

	September 29, 2002	December 30, 2001

Raw material	$6,626	$5,232
Work in process	3,229	1,608
Finished goods	5,401	4,926

	$15,256	$11,766

Note 9. 2002 Qualified Stock Plan and 2002 Employee Stock Purchase Plan

     The Company’s stockholders approved the 2002 Qualified Stock Plan (the Stock Plan) in October 2002. The Stock Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of nonstatutory stock options and stock purchase rights to the Company’s employees, directors, and consultants.

     A total of 2,825,000 shares of the Company’s common stock was reserved for issuance under the Stock Plan. The number of shares available for issuance under the Stock Plan will be increased on January 1, 2005, by 750,000 shares. Of the total shares currently reserved for issuance under the Stock Plan, 750,000 shares will have a per share exercise price equal to the greater of (i) $4.00 or (ii) the fair market value on March 17, 2003, 450,000 shares will have a per share exercise price equal to the fair market value on March 15, 2004, and the Stock Plan administrator shall have the right to grant options and stock purchase rights for the purchase of up to 1,625,000 shares with a per share exercise price determined by the administrator. The additional shares issued in 2005 will have a per share exercise price equal to the fair market value on March 15, 2005. Up to 1,625,000 of the available shares under the Stock Plan will be issued to employees in accordance with the Plan of Reorganization (see Note 2).

     The term of an incentive stock option may not exceed ten years, except that with respect to any participant who owns 10% of the voting power of all classes of the Company’s outstanding capital stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date.

     Stock purchase rights, which represent the right to purchase the Company’s common stock, may be issued under the Stock Plan. The administrator determines the purchase price of stock purchase rights granted under the Stock Plan. Unless the administrator determines otherwise, the Company may exercise a repurchase option upon the voluntary or involuntary termination of the purchaser’s service with the Company for any reason. The purchase price for shares the Company repurchases will generally be the original price paid by the purchaser and may be paid by cancellation of any indebtedness of the purchaser.

     Employees at the director level and above are eligible to participate in the Company’s Deferred Compensation Plan, which provides for the deferral of compensation on a pre-tax basis. Eligible employees may elect to defer the cash value of any restricted stock award they are eligible to receive during any calendar year the plan remains in effect. All deferrals must equal 100% of the fair market value, calculated on the date of grant, of the restricted stock award that would have otherwise been received. Distributions shall be paid in the form of shares of the Company’s common stock at such time as may be elected by each participant. The Deferred Compensation Plan, which is unfunded, is administered by a committee appointed by the Company’s board of directors.

     The Company’s stockholders approved its 2002 Employee Stock Purchase Plan (ESPP) in October of 2002. The Company has reserved a total of 300,000 shares of its common stock for issuance under the ESPP. The board has appointed the Company’s Compensation Committee as administrator of the ESPP. The ESPP is implemented by offering periods lasting approximately six months in duration with a new offering period commencing on the first trading day on or following the first day of the fiscal month of March and September of each year. The first offering period, however, will commence on March 1, 2003, and end on the last trading day before the end of fiscal month of August, 2003.

     Employees may elect to have payroll deductions not to exceed 10% of a participant’s compensation. The purchase price per share at which shares will be sold in an offering under the ESPP is the lower of 85% of the fair market value of a share of our common stock on the first day of an offering period, or 85% of the fair market value of a share of our common stock on the last day of each offering period.

Note 10. Related Parties

     Prior to June 30, 2002, sales to Western Digital were reported as related party transactions, as Western Digital owned more than five per cent of the Company’s outstanding common stock. As a result of the confirmed Plan of Reorganization, which became effective on June 30, 2002, all of the Company’s shares of common stock were cancelled. Accordingly, commencing June 30, 2002, Western Digital is no longer a related party.

Note 11. Earnings (Loss) per Share

     The Company determines earnings (loss) per share in accordance with SFAS No. 128, Earnings per Share.

     Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of additional shares of common stock outstanding during the period presented to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Dilutive potential shares of common stock related to stock options, warrants and convertible debt were excluded from the calculation of diluted income (loss) per common share for all periods presented in the Statement of Operations because their effect would have been antidilutive.

     Incremental common shares attributable to the exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) of zero for both the three months ended September 29, 2002 and the six months ended June 30, 2002 as well as 84,672 for the three months ended September 30, 2001, and 300,850 for the nine months ended September 30, 2001, were not included in the net income (loss) per share computation because the effect would have been antidilutive.

     There were no incremental common shares attributable to the exercise of outstanding warrants (assuming proceeds would be used to purchase treasury stock) for the three months ended September 29, 2002, the six months ended June 30, 2002, and the three and nine months ended September 30, 2001.

     Incremental common shares attributable to convertible debt of zero for both the three months ended September 29, 2002 and the six months ended June 30, 2002 as well as 12,474,181 for both the three and nine months ended September 30, 2001, were not included in the net loss per share computation because the effect would be antidilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” and similar expressions. The Company’s business is subject to a number of risks and uncertainties. While this discussion represents our current judgment on the future direction of our business, these risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Some of the important factors that may influence possible differences are continued competitive factors, pricing pressures, changes in customer demand, and general economic conditions, as well as those discussed below in “Other Factors that May Affect Future Operating Results”.

Results of Operations

Overview

     Our business is capital-intensive, and is characterized by high fixed costs, making it imperative that we sell disks in high volume. Our contribution margin per disk sold varies with changes in selling price, input material costs, and production yield. As demand for our disks increases, our total contribution margin increases proportionally, improving our financial results because we do not have to increase our fixed cost structure in proportion to increases in demand and resultant capacity utilization. Conversely, our financial results would deteriorate rapidly if the disk market were to worsen.

     Adverse conditions in the thin-film media market, which began in mid-1997, continued to impact our business. Demand for disk drives grew rapidly during the mid-1990s, and industry forecasts were for continued strong growth. Along with many of our competitors (both independent disk manufacturers and captive disk manufacturers owned by vertically integrated disk drive companies), in 1996 we committed to expansion programs and substantially increased media manufacturing capacity in 1997. In 1997, the rate of growth in demand for disk drives fell. Disk drive manufacturers abruptly reduced their orders for media from independent suppliers and relied more heavily on internal capacity to supply a larger proportion of their media requirements. The media industry’s capacity expansion, coupled with the decrease in the rate of demand growth, resulted in excess media production capacity. Due to classic micro-economic forces, this excess industry capacity caused sharp declines in average selling prices for disk products as independent suppliers struggled to utilize their capacity.

     In addition, by the end of 1998, most disk drives manufactured were transitioned to the use of advanced magneto-resistive media and recording heads. This transition led to unprecedented increases in areal density and, therefore, the amount of data that could be stored on a single disk platter. Increased storage capacity per disk allows drive manufacturers to offer lower-priced disk drives by incorporating fewer components into their disk drives. Because of this lower disk-per-drive ratio, demand for disks decreased overall during the period from 1997 through the first three quarters of 2002, resulting in substantial excess disk production capacity. The significant amount of captive capacity employed by certain disk drive manufacturers also continues to impair the market opportunities for independent disk suppliers such as our company.

     As a result of the continuing excess disk production capacity in our industry, we closed U.S. manufacturing operations, merged with another company, and consolidated the combined U.S. based manufacturing operations in Malaysia over the three year period from 1999 through 2001. In June 2002, we announced that we would close the KMT research and development facility. The closure was completed in the third quarter of 2002.

     With the relocation of our manufacturing operations to our Malaysian facilities, our San Jose, California site is focused solely on activities related to research, process development, and product prototyping. Our selling, general, and administrative functions also remain in California. The shift of high-volume production to our cost-advantaged Malaysian manufacturing plants has improved our overall cost structure, resulting in lower unit production costs, and has improved our ability to respond to the continuing price pressures in the disk industry.

     As discussed in Note 1, we emerged from chapter 11 bankruptcy on June 30, 2002. In accordance with SOP 90-7, we adopted fresh-start reporting and reflected the effects of the adoption in the consolidated financial statements for the six months ended June 30, 2002.

     To facilitate an understanding of our operating performance, the following discussion is presented on a traditional comparative basis for all periods; that is, the discussion compares the results of operations for the three-month and nine-month periods ended September 29, 2002, to the three-month and nine-month periods ended September 30, 2001. As a result of the adoption of fresh-start reporting, the statements of operations for periods ended after June 30, 2002, are prepared on a different basis of accounting. Therefore, these financial statements are not comparable to the financial statements for periods ended subsequent to August 24, 2001, the date on which we filed for bankruptcy protection, and prior to June 30, 2002.

     The following table shows the Company’s results of operations (in thousands):

	Three Months Ended		Nine Months Ended

	Sept 29, 2002	Sept 30, 2001	Sept 29, 2002 (1)	Sept 30, 2001

Net sales	$70,241	$59,391	$182,196	$224,598
Cost of sales	61,927	58,246	168,715	230,927

Gross profit (loss)	8,314	1,145	13,481	(6,329)
Research, development, and engineering expense	8,708	9,690	27,504	30,184
Selling, general, and administrative expense	4,235	4,704	12,491	16,776
Amortization of intangible assets	926	6,505	4,535	20,575
Restructuring/impairment charges	740	—	5,058	43,020
In- process research and development	6,784	—	6,784	—
Interest income	(66)	(181)	(259)	(1,437)
Interest expense	3,226	111,464	3,226	155,192
Other income, net	(2,138)	(2,458)	(401,285)	(4,092)
Reorganization costs, net	—	2,837	6,511	2,837
Provision for (benefit from) income taxes	304	(10,519)	1,023	(9,738)
Minority interest in net income (loss) of consolidated subsidiary	—	396	—	(41)
Equity in net loss of unconsolidated company	—	(999)	(2,374)	(2,664)

Income (loss) before cumulative effect of change in accounting principle	(14,405)	(122,292)	345,519	(262,269)
Cumulative effect of change in accounting principle	—	—	(47,509)	—

Net income (loss)	$(14,405)	$(122,292)	$298,010	$(262,269)

(1)  Comprises combined operating results for the three months ended September 29, 2002, (successor company) and the six months ended June 30, 2002 (predecessor company).

Net Sales

     Consolidated net sales increased by 18.3% to $70.2 million in the third quarter of 2002, from $59.4 million in the third quarter of 2001. The overall increase reflected an increase in finished unit sales volume to 12.3 million units in the third quarter of 2002 from 9.7 million units in the third quarter of 2001. The volume increase was somewhat offset by a decline in the finished unit average selling price, from $6.00 in the third quarter of 2001 to $5.43 in the third quarter of 2002. The unit shipment increase and revenue increase in the third quarter were primarily the result of market share gains.

     Consolidated net sales in the first nine months of 2002 were $182.2 million, an 18.9% decrease from $224.6 million in the first nine months of 2001. Unit sales volume decreased by 10.2%, from 33.4 million units in the first nine months of 2001 to 30.0 million units in the first nine months of 2002. The finished disk average selling price declined by 9.0%, from $6.25 during the first nine months of 2001 to $5.69 in the first nine months of 2002.

     Substrate sales in the third quarter of 2002 were $3.5 million, compared to $1.0 million in the third quarter of 2001. Net sales of substrate and single-sided disks in the first nine months of 2002 were $11.8 million, compared to $16.2 million in the first nine months of 2001. Substrate sales vary from period to period based on customer requirements.

     In the fourth quarter of 2002, we expect continued strong shipment volume and revenue, continued pricing pressure, and high volume shipments of our advanced disk products.

     Net sales to Western Digital decreased to 64% in the third quarter of 2002, compared to 69% in the third quarter of 2001. Net sales to Maxtor increased to 29% in the third quarter of 2002, from 24% in the third quarter of 2001. Net sales to Western Digital in the first nine months of 2002 were 63%, compared to 52% in the first nine months of 2001. Net sales to Maxtor in the first nine months of 2002 were 29%, compared to 31% in the first nine months of 2001.

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

     Sales of 60GB and 80GB per platter disks increased to 27% of net sales in the third quarter of 2002, compared to less than one per cent in the same period of 2001. Sales of 40GB disks and greater were 99% of net sales in the third quarter of 2002 compared to 3% of net sales in the third quarter of 2001. The increase was the result of the continued rapid evolution to higher storage densities.

Gross Margin

     Our overall gross margin for the third quarter of 2002 was 11.8 % compared to a gross margin of 1.9% for the third quarter of 2001. Higher sales volume, as well as significantly lower fixed costs resulting from the completion of the consolidation of all manufacturing activities in Malaysia, accounted for the improvement.

     For the first nine months of 2002, we achieved a gross margin percentage of 7.4%, compared to a gross loss percentage of 2.8% for the first nine months of 2001. Although unit sales volume decreased from 33.4 million units to 30.0 million units, the volume and average selling price declines were more than offset by the significant improvement in fixed costs (i.e., payroll, depreciation, and equipment and facilities-related expenses) associated with the transfer of all manufacturing activities to Malaysia.

     We expect to maintain our variable cost per unit at levels similar to the last three quarters while continuing to advance our technology. With all of our manufacturing now being performed in Malaysia, we expect our fixed cost per unit in the remainder of 2002 to vary based on changes in production volumes from the first nine months of 2002.

Operating Expenses

     Research, development, and engineering expenses of $8.7 million in the third quarter of 2002 were $1.0 million lower compared to the $9.7 million in the third quarter of 2001. Research, development, and engineering expenses of $27.5 million in the first nine months of 2002 were $2.7 million less than the $30.2 million in the first nine months of 2001. The year-over-year decrease reflected lower costs associated with the KMT plant shutdown, and higher costs in the first half of 2001, reflecting additional costs incurred in Malaysia to qualify customer programs on equipment relocated from the U.S. We expect research, development, and engineering spending in the fourth quarter of 2002 to be similar to the third quarter of 2002.

     Selling, general, and administrative expenses of $4.2 million in the third quarter of 2002 were $0.5 million less than the $4.7 million incurred in the third quarter of 2001. Selling, general, and administrative expenses of $12.5 million in the first nine months of 2002 were $4.3 million less than the $16.8 million incurred in the first nine months of 2001. The year-over-year decrease reflected significantly lower headcount and related payroll costs. Additionally, we recorded substantial professional fees in the second quarter of 2001 related to a withdrawn financial restructuring plan. We expect selling, general, and administrative spending in the fourth quarter of 2002 to be similar to spending in the third quarter of 2002.

     In accordance with fresh-start reporting, we recorded new intangible asset valuations at the end of the second quarter of 2002 as follows: 1) developed technology of $3.1 million; 2) fair value of the Western Digital volume purchase agreement (VPA) extension of $7.7 million; and 3) in-process research and development of $6.8 million. In the third quarter of 2002, we amortized $0.2 million of the developed technology intangible asset, $0.7 million of VPA extension, and all of the in-process research and development. In the third quarter of 2001, we recorded amortization of $6.5 million, which included $3.9 million of intangible and goodwill amortization associated with the HMT merger, and $2.6 million related to the initial Western Digital volume purchase agreement. Beginning in 2002, no further amortization of goodwill associated with the HMT merger was recorded. For the first nine months of 2002, amortization of intangible assets was $11.3 million, compared to $20.6 million in the first nine months of 2001. The decrease primarily reflected the termination of amortization of the HMT goodwill after 2001 on adoption of FAS 142.

     Restructuring/impairment charges of $0.7 million were recorded in the third quarter of 2002, and primarily included professional fees related to the chapter 11 bankruptcy case, and Exit Facility fees. No restructuring/impairment charges were recorded in the third quarter of 2001. Through the first nine months of 2002, we recorded restructuring/impairment charges of $5.1 million, which included $4.3 million connected with the KMT shutdown, and $0.7 million of fees as discussed above. Through the first nine months of 2001, we recorded restructuring/impairment charges of $43.0 million. The 2001 amount included a charge of $36.4 million reflecting the write-down of land and buildings held for sale in Eugene, Oregon, and Fremont, California, and $6.6 million related to the recognition of lease obligations for equipment no longer in service.

Interest Income and Interest Expense

     Overall interest income in the third quarter of 2002 was $0.1 million compared to $0.2 million in the third quarter of 2001. Interest income for the first nine months of 2002 was $0.3 million, compared to $1.4 million through the first nine months of 2001. The decrease reflected lower interest rates and lower average cash balances during the nine-month period of 2002.

     In the third quarter of 2002, we recorded $3.2 million in interest expense, which primarily represented interest on the new long-term debt and promissory notes. Of the $3.2 million, $1.5 million was non-cash interest on the PIK notes. In the third quarter of 2001, we recorded $111.5 million in interest expense, which included $99.1 million in accretion on the value of subordinated convertible notes to face value in the third quarter of 2001 (due to the default on such notes prior to the bankruptcy filing). Interest expense for the first nine months of 2002 was $3.2 million, compared to $155.2 million for the first nine months of 2001. The decrease primarily reflected the changes discussed above.

Other Income

     Other income, net in the third quarter of 2002 was $2.1 million, and primarily reflected a net $2.2 million property tax refund related to the former HMT properties. The $2.5 million of other income in the third quarter of 2001 primarily included a refund for certain R&D manufacturing equipment work which was not completed by a vendor.

     For the first nine months of 2002, other income was $401.3 million, compared to $4.1 million for the first nine months of 2001. The 2002 total included a net $2.2 million property tax refund, a gain of $396.4 million associated with the chapter 11 debt cancellation and fresh-start reporting, and a $2.4 million gain on the sale of certain idle manufacturing equipment. The 2001 total primarily reflected the $2.5 million discussed above, plus a $0.6 million foreign translation currency adjustment that was taken to income due to the liquidation of a joint venture.

Reorganization Costs

     No reorganization costs were recorded in the third quarter of 2002, compared to $2.8 million in the third quarter of 2001. The 2001 charges primarily included $0.6 million in professional fees, and $2.3 million in accretion to bring the note payable to Western Digital up to its face value.

     For the first nine months of 2002, we recorded reorganization costs of $6.5 million, which primarily included a $5.0 million charge associated with the MMD claim, and professional fees related to the bankruptcy filing. Through the first nine months of 2001, we recorded reorganization costs of $2.8 million, which primarily included $0.6 million in professional fees, and $2.3 million in accretion to bring the note payable to Western Digital up to its face value.

Income Taxes

     The $0.3 million tax provision in the third quarter of 2002 represents foreign withholding taxes on royalty and interest payments. We derived an income tax benefit of $10.5 million in the third quarter of 2001, which was primarily related to a reversal of an income tax accrual resulting from the expiration of a statutory period to audit our state tax returns, net of foreign withholding taxes on royalty and interest payments, and foreign taxes of subsidiaries.

     The $1.0 million tax provision during the first nine months of 2002 represents foreign withholding taxes on royalty and interest payments. We recorded an income tax benefit of $9.7 million for the first nine months of 2001. The was primarily related to a reversal of an income tax accrual resulting from the expiration of a statutory period to audit our state tax returns, as discussed above.

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

Minority Interest in KMT

     In April 2002, we repurchased Kobe USA’s 20% share of KMT in exchange for certain idle assets. As a result, we owned 100% of KMT as of September 29, 2002.

Equity in Unconsolidated Company

     In the second quarter of 2002, in accordance with fresh-start reporting requirements, our remaining investment in Chahaya of $1.7 million was written down to its estimated fair value of zero. Accordingly, no further equity in the net losses of Chahaya was recorded in the third quarter of 2002.

     For the first six months of 2002, we recorded a loss of $2.4 million as our equity share of Chahaya’s net loss. Through the first nine months of 2001, we recorded a loss of $2.7 million as our equity share of Chahaya’s net loss. The Company’s remaining liability for facilities and facility-related services was $1.7 million at September 29, 2002.

Cumulative Effect of Change in Accounting Principle

     As discussed in Note 4, we adopted SFAS No. 142 and recorded the effects of adoption in June 2002 on a cumulative effect basis as of the first day of the 2002 fiscal year.

     Under SFAS No. 142, we were required to perform a transitional impairment analysis of our goodwill. The transitional impairment loss of $47.5 million was recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations. We had a remaining goodwill balance of $33.9 million, which equals the reorganization value in excess of amounts allocable to identifiable assets recorded in accordance with SOP 90-7 as of June 30, 2002, and other intangible assets of $17.6 million. In accordance with SFAS 142, goodwill is no longer being amortized, but will be subject to an impairment assessment at least annually.

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

Fresh-Start Reporting

     As of June 30, 2002, the Effective Date, the reorganized Company adopted fresh-start reporting in accordance with SOP 90-7. The implementation of fresh-start reporting resulted in material changes to the consolidated balance sheet as of June 30, 2002, including the valuation of assets and liabilities at fair value in accordance with principles of the purchase method of accounting, valuation of liabilities in accordance with the provisions of the Plan, and valuation of stockholders’ equity.

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

     From December 30, 2001, to September 29, 2002, our allowance for sales returns has decreased by $0.5 million. The decline reflects the reduction in requirements for specifically identified items.

Allowance for Doubtful Accounts

     We record an allowance for doubtful accounts based on estimates of potential uncollectability of our accounts receivable. We specifically analyze our accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The majority of our sales and resulting accounts receivable are concentrated among a few large customers. As a result of this sales concentration, at September 29, 2002, 69% of our accounts receivable was with one customer for which no allowance was provided. Historically, we have not experienced material differences between our estimated allowance for doubtful accounts and actual results. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, our results would suffer and additional allowances may be required.

     From December 30, 2001, to September 29, 2002, our allowance for doubtful accounts has decreased by $1.2 million. The decline reflects a $0.9 million write-off of fully-reserved receivables during the first quarter of 2002, as well as a $0.3 million reduction, reflecting the customer’s payment history.

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

Reorganization Value in Excess of Amounts Allocable to Identifiable Assets/Goodwill and Other Intangible Assets

     On January 1, 2002, we adopted SFAS No. 142. As a result of adopting this standard, we will continue to amortize intangible assets with finite lives, but will no longer amortize goodwill. SFAS 142 requires that goodwill be evaluated for impairment at least on an annual basis.

     We consider the primary indicators of impairment of goodwill and other intangible assets to include significant variation in the market price of our stock, decreases in unit volumes, decreases in unit prices, or significant increases in production costs. We review our goodwill for impairment by applying a fair value-based test in accordance with SFAS No. 142. Additionally, we make judgements about the valuation of other intangible assets, whenever events or changes in circumstances indicate an impairment in the value of these assets. These judgements are typically based on assumptions about future prospects for our business, and generally involve computations of the estimated cash flows to be generated by the business. Any identified writedowns are recorded as impairment charges and included in operating expenses in the period in which the impairment is determined.

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

     Upon the adoption of fresh-start reporting as of June 30, 2002, we had a goodwill balance of $33.9 million, which equaled the reorganization value in excess of amounts allocable to identifiable net assets recorded in accordance with SOP 90-7. We also had other intangible assets in the amount of $17.6 million, which consisted of: 1) developed technology of $3.1 million, which will be amortized on a straight-line basis over its estimated useful life of four years; 2) a volume purchase agreement of $7.7 million, which will be amortized on a straight-line basis over its remaining useful life of three and one-quarter years; and 3) in-process research and development of $6.8 million, which was expensed in the third quarter of 2002.

     In accordance with SFAS 142, goodwill (which was renamed, and will hereafter be referred to as Reorganization Value in Excess of Amounts Allocable to Identifiable Assets) will no longer be amortized.

Liquidity and Capital Resources

     The liquidity summary presented below is intended to identify significant sources and uses of cash and cash equivalents for the period indicated. This information was developed by combining cash flow activity of the successor Company and the predecessor Company for the first nine months of 2002, and is not intended to replace our statements of cash flows prepared in accordance with GAAP.

     A summary of condensed cash flows for the nine months ended September 29, 2002 follows (in thousands):

Nine Months
Ended
Sept 29, 2002

Net income	$298,010
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on extinguishment of debt	(379,027)
Gain on revaluation of assets and liabilities pursuant to fresh-start reporting	(17,349)
Cumulative effect of change in accounting principle	47,509
Depreciation and amortization on property, plant, and equipment	38,727
Amortization of intangible assets	4,535
In-process research and development	6,784
Restructuring charges	4,102
Other non-cash adjustments	2,057
Reorganization costs, net	6,511
Accounts receivable (related and unrelated)	(4,605)
Inventories	(3,688)
Accounts payable (related and unrelated)	15,156
Restructuring liabilities	(3,308)
Other liabilities (related and unrelated)	(7,315)
Other operating assets and liabilities	(453)

Net cash provided by operating activities	7,646
Acquisition of property, plant, and equipment	(9,888)
Proceeds from disposal of property, plant, and equipment	2,728
Other investing activities	165

Net cash used in investing activities	(6,995)
Payment of debt	(165)

Increase in cash and cash equivalents	486
Cash and cash equivalents at December 30, 2001	17,486

Cash and cash equivalents at September 29, 2002	$17,972

Nine-Month Period Ended September 29, 2002

     Cash and cash equivalents and short-term investments of $18.0 million at the end of the third quarter of 2002 increased by $0.5 million from the end of the 2001 fiscal year. The increase primarily reflected a $7.6 million increase resulting from consolidated operating activities, offset by $9.9 million of spending on property, plant, and equipment, plus $2.7 million in proceeds from the sale of idle manufacturing equipment. Based on current operating forecasts, we estimate that the cash balance is adequate to support our continuing operations for at least the next twelve months. Additionally, we can borrow under the Exit Facility (until it matures on June 30, 2005), which is a revolving credit facility of up to $15.0 million that we entered into on our emergence from chapter 11 bankruptcy. We currently have no borrowings under the Exit Facility.

     Consolidated operating activities generated $7.6 million in cash in the first nine months of 2002. The primary components of this change include the following:

•	$298.0 million of net income;

•	non-cash adjustments totaling a reduction of $286.2 million, which primarily included a $396.4 million adjustment to net income for the non-cash gain on extinguishment of debt and revaluation of assets for fresh-start reporting related to the emergence from chapter 11, a $47.5 million non-cash loss reflecting the cumulative effect of change in accounting principle on adoption of FAS 142, and $38.7 million of depreciation and amortization;

•	increase of accounts receivable by $4.6 million due to increased sales; and

•	increase in accounts payable by $15.2 million due to increased spending to support higher production volumes.

     For the first nine months of 2002, total restructuring payments were $3.3 million, total payments for the Chahaya facilities obligation were $1.8 million, total reorganization expense payments were $1.5 million, and total chapter 11 cash distributions were $4.5 million. We anticipate that the remaining facilities obligation payments of $1.7 million will be paid by the end of 2002, and the remaining chapter 11 distributions of $0.5 million will be paid upon settlement of the remaining claims. Remaining claims are expected to be settled by the end of 2002. Substantially all of the chapter 11-related expenses have been paid.

     In the first nine months of 2002, we received $2.7 million in cash proceeds from the sale of equipment, and we spent $9.9 million on fixed asset acquisitions. We repaid $0.2 million of debt in the first nine months of 2002.

     Current noncancellable capital commitments as of September 29, 2002 totaled $4.1 million. Year-to-date capital expenditures were $9.9 million. For the remainder of 2002, we plan to spend approximately $6.0 million on property, plant and equipment for projects designed to improve yield and productivity, as well as costs to improve equipment capability for the manufacture of advanced products. In addition, due to the increasing sales volumes, we are installing additional manufacturing equipment in Malaysia, which was previously transferred from the former HMT facilities in the U.S.

     We lease certain research and administrative facilities under operating leases that expire at various dates between 2004 and 2007. Certain of these leases include renewal options varying from five to twenty years. At September 29, 2002, the future minimum commitments for non-cancelable operating facility leases, an equipment lease, and a facility sublease are as follows (in thousands):

	Minimum
	Lease	Sublease
	Payments	Income

Remainder of 2002	$964	$364
2003	3,763	1,494
2004	3,458	1,539
2005	3,308	1,585
2006	3,308	1,633
Thereafter	446	414

	$15,247	$7,029

     As of September 29, 2002, the future minimum principal payments due under the debt agreements, as discussed in the preceeding paragraphs, are as follows (in thousands):

Minimum
Principal
Payments

Remainder of 2002	$259
2003	10,229
2004	20,283
2005	20,298
2006	20,314
Thereafter	67,452

$138,835

     In accordance with the Plan, a new $15.0 million Exit Facility was entered into as of the Effective Date. Additionally, we issued an Indenture for our Senior Secured Notes, an Indenture for our Junior Secured Notes, and secured and unsecured Promissory Notes as of the Effective Date.

     The Exit Facility is a revolving credit facility of up to $15.0 million, expiring in June 2005. As of September 29, 2002, there were no borrowings under the Exit Facility. Our total outstanding borrowings under the Exit Facility at any one time may not exceed the lesser of $15.0 million or 70% of the fair market value of certain owned properties (less a reserve, as set forth in the Exit Facility). The Exit Facility is secured by a first-priority security interest in substantially all of our assets, including tangible and intangible assets (except in the case of our ownership interest in our foreign subsidiaries, which will be subject to a pledge of not more than 65%). Interest is payable monthly at the rate of 12% per annum on outstanding borrowings. A commitment fee of $0.3 million was paid in order to obtain the Exit Facility, and there will be ongoing unused commitment fees due quarterly at an annual rate of 0.5% on the unused portion of the $15.0 million.

     Under the Senior Secured Notes Indenture, the Senior Secured Notes were issued. The Senior Secured Notes have a cash pay portion of $85.3 million and a paid-in-kind (PIK) portion of $43.5 million. The cash pay portion of the Senior Secured Notes: a) is due on June 30, 2007; b) is payable in quarterly installments over a four-year period on a straight-line basis beginning on the first anniversary of the Effective Date; c) pays interest monthly in arrears in cash, and bears interest at a rate equal to the prime rate of interest plus three hundred basis points (with such rate not to be less than 8% per annum); and d) is secured by a second priority security interest in substantially all of our assets (except in the case of our ownership interest in our foreign subsidiaries, which will be subject to a pledge of not more than 65%). The PIK portion of the Senior Secured Notes: a) is due on June 30, 2007; b) pays interest in-kind (i.e., by increasing the principal amount of the Senior Secured Notes) monthly in arrears, and bears interest at a rate of 12% per annum; and c) is secured by a second priority security interest in all of our assets (except in the case of our ownership interest in our foreign subsidiaries, which will be subject to a pledge of not more than 65%). Each Senior Secured Note has been issued as one instrument having both a cash pay portion and a PIK portion. These portions will not trade independently of each other. The Senior Secured Notes and all additional notes for in-kind interest are due and payable in cash on June 30, 2007.

     Under the Senior Secured Notes Indenture, we have an obligation to make certain payments with the net proceeds of the sale of assets which are allowed to be sold under the indenture. All net proceeds from the sale of these assets must first be used to pay down the outstanding balance, if any, under the Exit Facility, and would permanently reduce the loan commitment under the Exit Facility. We will use 50% of any remaining proceeds to place up to $20.0 million into an escrow account and then to redeem the principal amount of the Senior Secured Notes under this indenture based on specific criteria.

     Under the Junior Secured Notes Indenture, $7.0 million of Junior Secured Notes were issued. The Junior Secured Notes: a) have a maturity date of December 31, 2007; b) pay interest entirely in-kind (i.e., in the form of additional notes rather than paying interest amounts in cash) monthly in arrears, and bear interest at a rate of 12% per annum; c) are fully subordinated to the Exit Facility and Senior Secured Notes Indenture; d) are secured by a third priority interest in the collateral pledged to secure the Exit Facility and Senior Secured Notes, which security interest will be fully subordinated to the security interest granted in respect of the Exit Facility and Senior Secured Notes; and e) have cross-acceleration provisions to the Exit Facility and Senior Secured Notes. The Junior Secured Notes and all additional notes for in-kind interest are due and payable in cash on December 31, 2007.

     We are subject to various covenants under the Senior Secured Notes Indenture and Junior Secured Notes Indenture, and the Exit Facility, including reporting and financial covenants, business operation covenants, restrictive covenants which prohibit us from incurring certain indebtedness, change in control, merging, or disposing of equipment, as well as other covenants.

     In connection with the treatment of the Class 2 Allowed Secured Claims and Allowed Priority Tax Claims, we issued four promissory notes to various city and county taxing authorities in the aggregate amount of $1.7 million. These notes bear interest at rates ranging from 1.68% to 10.0% and have maturity dates through June 2008.

RISK FACTORS

     Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below when considering whether or not to invest in our company. These risks and uncertainties are not the only ones facing our company. Additional risks and uncertainties that we are unaware of or currently deem immaterial may also become important factors that may harm our business. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our stock could decline, our ability to repay our notes could be affected, and you may lose part or all of your investment.

RISKS RELATED TO OUR FINANCIAL POSITION AND OUR COMMON STOCK

We recently emerged from a chapter 11 bankruptcy reorganization and have a history of losses.

     We sought protection under chapter 11 of the Bankruptcy Code in August 2001. We incurred net losses of approximately $283.0 million, $68.1 million, and $296.4 million during the three fiscal years ended January 2, 2000, December 31, 2000, and December 30, 2001, respectively. For the nine-month period ended September 29, 2002, we incurred a $50.9 million loss before a gain of $396.4 million for extinguishment of indebtedness and revaluation of assets and liabilities for fresh-start reporting, and before a cumulative change in accounting principle loss of $47.5 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our equity ownership changed in June 2002, and a majority of our board of directors was replaced in connection with our reorganization. We cannot assure you that we will grow or achieve profitability in the near future, or at all.

We continue to be leveraged and our debt service requirements make us more vulnerable to economic downturn in the technology markets we serve or in the economy generally.

     Even after our emergence from bankruptcy, our long term debt was approximately $133.5 million as of September 29, 2002. While we believe that our future operating cash flow, together with our financing arrangements, will be sufficient to finance our operating requirements, our indebtedness restricts our ability to obtain additional financing in the future and, because we may be more leveraged than some of our competitors, may place us at a competitive disadvantage. Also, the new Exit Facility, Senior Notes Indenture, and Junior Notes Indenture that we entered into as part of our emergence from bankruptcy contain covenants that impose operating and financial restrictions on us. These covenants could adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities that may be in our interest. In addition, if we cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default and be required to sell or liquidate our assets to repay outstanding debt.

Our historical financial information is not comparable to our current financial condition and results of operations, making it difficult to analyze our financial prospects.

     As a result of our emergence from bankruptcy, we are operating our business with a new capital structure. We were also subject to the fresh-start reporting prescribed by generally accepted accounting principles, and our balance sheet as of June 30, 2002 reflects the application of these rules. Accordingly, our financial condition and results of operations are not comparable to the financial condition and results of operations reflected in our historical financial statements, making it difficult to assess our future prospects based on historical performance.

We have significant stockholders who own a large percentage of our common stock and could substantially influence all matters requiring stockholder approval.

     We have several significant stockholders who own approximately 70% of our common stock, and together are able to significantly influence all matters requiring approval by our stockholders, including new financing, the election of directors and the approval of mergers or other business combinations. To the extent that the interests of these stockholders are different than those of other stockholders, important company decisions may not reflect the interests of all stockholders.

Sales of stock by significant stockholders holders may negatively affect the market price.

     We have several significant stockholders who own 70% of our common stock, and who are not restricted as to the prices at which they may sell the stock. Shares sold below the current level at which the shares of our common stock are trading may adversely affect the market price of our common stock. This large amount of stock, if sold all at once or in blocks, could have a negative effect on the market price of our common stock.

We expect to experience volatility in our stock price, which could negatively affect your investment.

     An investment in our common stock involves substantial risks. The stock market generally, and the market for stocks of companies with lower market capitalizations, like us, in particular, have from time to time experienced and likely will again experience significant price and volume fluctuations that are unrelated to the operating performance of a particular company.

We may be unable to list our stock on a national securities exchange, the Nasdaq National Market System or the Nasdaq Small Cap Market.

     We are currently traded on the Nasdaq Over the Counter Bulletin Board. Pursuant to our plan of reorganization, we are obligated to use commercially reasonable best efforts to list our securities on a national securities exchange, The Nasdaq National Market or the Nasdaq Small Cap Market. Despite our efforts, we may not be able to meet the applicable listing requirements and therefore, our securities may not become listed on a national securities exchange, the Nasdaq National Market System or the Nasdaq Small Cap Market. If our stock is not traded through a market system, it, as well as our notes, may not be liquid and we may be unable to obtain future equity financing, or use our common stock as consideration for mergers or other business combinations.

Because the Senior Secured Notes and Junior Secured Notes are subordinated to the Exit Facility, if we are unable to make payments or if we default on the Exit Facility, then the holders of Senior Secured Notes will not be paid until the Exit Facility is paid in full and if we are unable to make payments or default on the Senior Secured Notes, the holders of Junior Secured Notes will not be paid until the Senior Secured Notes are paid in full.

     We currently have no balance outstanding under the Exit Facility, but we can choose to make a draw under the Exit Facility. The Senior Secured Notes are subordinated in right of payment to the Exit Facility, and the Junior Secured Note are in turn subordinated in right of payment to the Senior Secured Notes. As a result of such subordination, in the event of an acceleration declared because of (1) our liquidation or insolvency, (2) a payment default, (3) a covenant default or (4) the occurrence of other events of default, our assets will be available to pay obligations on the Senior Secured Notes only after the Exit Facility is paid in full and on the Junior Secured Notes only after the Senior Secured Notes have been paid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Senior Secured Notes or the Junior Secured Notes then outstanding.

If there is not an active market for our notes, the trading price and liquidity of the notes could be materially adversely affected.

     We cannot assure you that any market for our notes will develop more fully or, if it does develop more fully, that it will be maintained. If an active market for the notes fails to be maintained or sustained, the trading price and liquidity of the notes could be materially adversely affected.

Since emerging from bankruptcy, we have not paid any dividends on our common stock and do not anticipate doing so in the foreseeable future.

     We currently anticipate that all of our earnings, if any, will be retained for repayment of our outstanding debt and for development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our credit facility contains covenants that restrict payment of cash dividends.

RISKS RELATED TO OUR BUSINESS

Demand for disk drives is largely tied to demand for personal computers and fluctuations in and reduced demand for personal computers may result in cancellations or reductions in demand for our product.

     Trend Focus estimates that 75% of the disks consumed during 2001 were incorporated into disk drives for the desktop personal computer market. Because of this concentration in a single market, which we expect to continue, our business is tightly linked to the success of the personal computer market.

Historically, demand for personal computers has been seasonal and cyclical. Current external forecasts reflect small increases in PC demand in the fourth quarter of 2002, and small increases in 2003. Due to the high fixed costs of our business, fluctuations in demand resulting from this seasonality and cyclicality can lead to disproportionate changes in the results of our operations. If cancellations or reductions in demand for our products continue to occur in the future, our business, financial condition, and results of operations could be seriously harmed.

Delays and cancellations of our customer orders may cause us to underutilize our production capacity, which could significantly reduce our gross margins and result in significant losses.

     Our business is characterized by high fixed costs. If there is a decrease in demand for our products, our production capacity could be underutilized, and, as a result, we may experience:

•	equipment write-offs;

•	restructuring charges;

•	reduced average selling prices for our products;

•	increased unit costs; and

•	employee layoffs.

If we are not able to attract and retain key personnel, our operations could be harmed.

     Our future success depends on the continued service of our executive officers, our highly-skilled research, development, and engineering team, our manufacturing team, and our key administrative, sales, and marketing and support personnel. Acquiring talented personnel who possess the unique skills we require has been difficult. Our bankruptcy filing and our financial performance have increased the difficulty of attracting and retaining skilled engineers and other knowledgeable workers. We expect that it will continue to be difficult to attract and retain key personnel, even though we have emerged from bankruptcy. We may not be able to attract, assimilate, or retain highly-qualified personnel to maintain the capabilities that are necessary to compete effectively. If we are unable to retain existing or hire key personnel, our business, financial condition, and operating results could be harmed.

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

     Our customers consist of disk drive manufacturers. Given the relatively small number of disk drive manufacturers, we expect that we will continue to depend on a limited number of customers. This high customer concentration is due to the following factors:

•	the high-volume requirements of the dominant disk drive manufacturers;

•	a tendency to rely on a few suppliers because of the close interrelationship between media performance and disk drive performance;

•	the complexity of integrating components from a variety of suppliers; and

•	the increases in storage densities that have led to decreases in the platter count per drive. With lower platter counts, disk drive manufacturers with captive disk manufacturing operations have excess capacity and they rely less on independent sources of media, such as our company.

     In the first nine months of 2002, 63% of our net sales were to Western Digital and 29% were to Maxtor. During fiscal 2001, 59% of our net sales were to Western Digital and 27% were to Maxtor. In fiscal 2000, 50% of our net sales were to Western Digital, 28% were to Maxtor, and 17% were to Seagate Technology. If our customers reduce their media requirements or develop capacity to produce thin-film disks for internal use, our sales will be reduced. As a result, our business, financial condition and operating results could suffer.

If we are unable to successfully compete in the highly competitive thin-film media industry, we may not be able to gain additional market share or we may lose our existing market share, and our operating results would be harmed. The imbalance between demand and supply has further intensified competition in the industry.

     The market for our products is highly competitive, and we expect competition to continue in the future. Competitors in the thin-film disk industry fall mainly into two groups: Asian based manufacturers and U.S. captive manufacturers. Our Asian based competitors include Fuji Electric, Mitsubishi Chemical Corporation, Trace Storage, Showa Denko, and Hoya. In October 2002, Showa Denko and Mitsubishi Chemical announced that they are combining operations. The U.S. captive manufacturers include the disk media operations of Seagate Technology, IBM and Maxtor. Many of these competitors have greater financial resources than we have. If we are not able to compete successfully in the future, we would not be able to gain additional market share for our products, or we may lose our existing market share, and our operating results could be harmed.

     In 2002 to date, as in 2001 and 2000, media supply exceeded media demand. As independent suppliers like our company struggled to utilize their capacity, the excess media supply caused average selling prices for disk products to decline. Pricing pressure on component suppliers has also been compounded by high consumer demand for inexpensive personal computers and consumer devices. Further, structural changes in the disk media industry, including business combinations, failures, and joint venture arrangements, may be required before media supply and demand are in balance. However, structural changes would intensify the competition in the industry, which will continue to put pressure on our profit margin.

Price competition may force us to lower our prices and our revenues and gross margins will suffer.

     We face fierce price competition in the disk media industry. Continued high levels of competition have continued to put downward pressure on prices per unit as reflected in the decrease in our average selling price in the third quarter of 2002. We may be forced to continue to lower our prices or add new products and features at lower prices to remain competitive, and we may otherwise be unable to introduce new products at higher prices. We cannot assure you that we will be able to compete successfully in this kind of price competitive environment. Lower prices would reduce our ability to generate revenue, and our gross margin would suffer. If we fail to mitigate the effect of these pressures through reducing the cost of our products or changing our product mix, our business, financial condition and results of operations could be adversely affected.

If we are not able to fund our business with cash generated by operations or raise future capital we may be forced to reduce or suspend operations.

     The disk media business has historically been capital-intensive, and we believe that in order to remain competitive, we will likely have to make continued investments over the next several years for capital expenditures, working capital, and research and development. If we cannot generate sufficient cash flows from operations, or raise additional funds required by our business, we may be forced to reduce or suspend operations.

Because our products require a lengthy sales cycle with no assurance of high volume sales, we may expend financial and other resources without a return.

     With short product life cycles and rapid technological change, we must qualify new products frequently, and we must also achieve high volume production and sales rapidly. Hard disk drive programs have increasingly become “bimodal” in that a few programs are high-volume and the remaining programs are relatively small in terms of volume. Supply and demand balance can change quickly from customer to customer and from program to program. Further, qualifying thin-film disks for incorporation into new disk drive products requires us to work extensively with the customer and the customer’s other suppliers to meet product specifications. Therefore, customers often require a significant number of product presentations and demonstrations, as well as substantial interaction with our senior management, before making a purchasing decision. Accordingly, our products typically have a lengthy sales cycle, which can range from 6 to 12 months. During this time we may expend substantial financial resources and management time and effort, while not being sure that a sale will result, or that our share of the program ultimately will result in high-volume production. To the extent we expend significant resources to qualify products without realizing sales, our operations will suffer.

If our customers cancel orders, they may not be required to pay any penalties, and our sales could suffer.

     Our sales are generally made pursuant to purchase orders that are subject to cancellation, modification, or rescheduling without significant penalties. As a result, if a customer cancels, modifies, or reschedules an order, we may have already made expenditures that are not recoverable, and our profitability will suffer. Furthermore, if our current customers do not continue to place orders with us or if we are unable to obtain orders from new customers, our sales and operating results will suffer.

Our customers’ internal disk operations may limit our ability to sell our product.

     Disk drive manufacturers such as Seagate Technology and IBM have large internal media manufacturing operations. During 2001 and the first nine months of 2002, IBM and Seagate Technology produced more than 95% of their media requirements internally, and MMC Technology supplied approximately 50% of Maxtor’s requirement for media. In 2001, Maxtor purchased MMC Technology. We compete with these internal operations directly, when we market our products to these disk drive companies, and indirectly, when we sell our disks to customers who must compete with vertically-integrated disk drive manufacturers. Vertically-integrated companies have the ability to keep their disk-making operations fully utilized, thus lowering their costs of production. This cost advantage contributes to the pressure on us and other independent media manufacturers to sell disks at prices so low that we have been unprofitable, and we cannot be sure when, if ever, we can achieve a low enough cost structure to return to profitability. Vertically-integrated companies are also able to achieve a large scale that supports the development resources necessary to advance technology rapidly. We may not have sufficient resources to be able to compete effectively with these companies. Therefore, our business, financial condition, and operations could suffer.

Because we depend on a limited number of suppliers, if our suppliers experience capacity constraints or production failures, our production and operating results could be harmed.

     We rely on a limited number of suppliers for some of the materials and equipment used in our manufacturing processes, including aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. For instance, Kobe Steel, Ltd. is our sole supplier of aluminum substrates. Further, the supplier base has been weakened by the poor financial condition of the industry, and some suppliers have either exited the business or failed. Our production capacity would be limited if one or more of these materials were to become unavailable or available in reduced quantities, or if we were unable to find alternative suppliers. If our sources of materials and supplies were unavailable for a significant period of time, our production and operating results could be adversely affected.

Disk drive program life cycles are short, and disk drive programs are highly customized. If we fail to respond to our customers’ demanding requirements, we will not be able to compete effectively.

     Our industry has experienced rapid technological change, and if we are unable to timely anticipate and develop products and production technologies, our competitive position could be harmed. In general, the life cycles of recent disk drive programs have been shortening. For example, since 1999, the industry has doubled storage density annually compared to a slower pace in prior years. Additionally, media must be more customized to each disk drive program. Short program life cycles and customization have increased the risk of product obsolescence, and as a result, supply chain management, including just-in-time delivery, has become a standard industry practice. In order to sustain customer relationships and achieve profitability, we must be able to develop new products and technologies in a timely fashion that can help customers reduce their time-to-market performance, and continue to maintain operational excellence that supports high-volume manufacturing ramps and tight inventory management throughout the supply chain. If we cannot respond to this rapidly changing environment or fail to meet our customers’ demanding product and qualification requirements, we will not be able to compete effectively. As a result, we would not be able to maximize the use of our production facilities and minimize our inventory losses, and our profitability would be negatively impacted.

If we do not keep pace with rapid technological change and continue to improve the quality of, and control contamination in, our manufacturing processes, we will not be able to compete effectively and our operating results would suffer.

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

     The manufacture of our high-performance, thin-film disks requires a tightly controlled multi-stage process, and the use of high-quality materials. Efficient production of our products requires utilization of advanced manufacturing techniques and clean room facilities. Disk fabrication occurs in a highly controlled, clean environment to minimize particles and other yield- and quality-limiting contaminants. In spite of stringent manufacturing controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of the disks in a lot to be defective. The success of our manufacturing operations depends in part on our ability to maintain process control and minimize such impurities in order to maximize yield of acceptable high-quality disks. Minor variations from specifications could have a disproportionately adverse impact on our manufacturing yields. If we are not able to continue to improve on our manufacturing processes, our operating results would be harmed.

If we do not protect our patents and information rights, our revenues will suffer.

     It is commonplace to protect technology through patents and other forms of intellectual property rights in technically sophisticated fields. In the disk drive industry, it is common for companies and individuals to initiate actions against others in the industry to enforce intellectual property rights. Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets, and other measures, we may not be able to protect our technology adequately. Competitors may be able to develop similar technology and also may have or may develop intellectual property rights and enforce those rights to prevent us from using such technologies, or demand royalty payments from us in return for using such technologies. Either of these actions may affect our production, which would materially reduce our revenues and harm our operating results.

We may face intellectual property infringement claims that are costly to resolve, and that may divert our management’s attention.

     We have occasionally received, and may receive in the future, communications from third parties that assert violation of intellectual rights alleged to cover certain of our products or manufacturing processes or equipment. We evaluate whether it would be necessary to defend against the claims or to seek licenses to the rights referred to in such communications. In those cases, we may not be able to negotiate necessary licenses on commercially reasonable terms, or at all. Also, if we have to defend those claims, we could incur significant expenses and our management’s attention could be diverted from our other business. Any litigation resulting from such claims could have a material adverse effect on our business and financial results.

     We may not be able to anticipate claims by others that we infringe their technology or successfully defend ourselves against such claims. Similarly, we may not be able to discover significant infringements of our technology or successfully enforce our rights to our technology if we discover infringing uses by others, and such infringements could have a negative impact on our ability to compete effectively.

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

     We cannot forecast with certainty the impact of these and other factors on our revenues and operating results in any future period. Our expense levels are based, in part, on expectations as to future revenues. If our revenue levels are below expectations, our operating results are likely to suffer. Because thin-film disk manufacturing requires a high level of fixed costs, our gross margins are extremely sensitive to changes in volume. At constant average selling prices, reductions in our manufacturing efficiency cause declines in our gross margins. Additionally, decreasing market demand for our products generally results in reduced average selling prices and/or low capacity utilization that, in turn, adversely affect our gross margins and operating results. Further, because we were required to implement fresh-start reporting when we emerged from Chapter 11 proceedings, our historical information prior to June 30, 2002 is significantly less meaningful.

Because we depend on our Malaysian operations, we are exposed to unavoidable risks in transmitting technology from U.S. facilities to Malaysian facilities. These risks could adversely impact our results of operations.

     During the third quarter of 1999, we announced that all media production would be consolidated into our Malaysian factories. In the fourth quarter of 2000, we decided to end the manufacture of aluminum substrates in Santa Rosa, California. Currently, aluminum substrates are primarily manufactured by a Malaysian vendor. In addition, we ended production of polished disks in our Eugene, Oregon, facility in the second quarter of 2001. We acquired this facility as part of our merger with HMT Technology Corporation in October 2000. All polished disks are manufactured by our Malaysian factories. Further, in the second quarter of 2001, we transferred the manufacturing capacity of HMT’s Fremont, California, facility to Malaysia, and closed all of our U.S. media manufacturing operations, leaving us fully dependent on our Malaysian manufacturing operations.

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

     We are subject to a number of risks of conducting business outside of the U.S. Our sales to customers in Asia, including the foreign subsidiaries of domestic disk drive companies, account for substantially all of our net sales from our U.S. and Malaysian facilities. While customers assemble a substantial portion of their disk drives in Asia, they subsequently sell these products throughout the world. Therefore, our high concentration of Asian sales does not accurately reflect the eventual point of consumption of the assembled disk drives. We anticipate that international sales will continue to represent the majority of our net sales.

     We are subject to these risks to a greater extent than most companies because, in addition to selling our products outside the U.S., our Malaysian operations account for substantially all of our sales. Accordingly, our operating results are subject to the risks inherent with international operations, including, but not limited to:

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

     Furthermore, our manufacturing processes rely on the use of hazardous materials and any accidental hazardous discharge could result in significant liability and clean-up expenses, which could harm our business, financial condition, and results of operations.

Downturns in the disk drive manufacturing market and related markets may decrease our revenues and margins.

     The market for our products depends on economic conditions affecting the disk drive manufacturing and related markets. Downturns in these markets may cause disk drive manufacturers to delay or cancel projects, reduce their production or reduce or cancel orders for our products. In the event of such a downturn, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, many of our customers and potential customers have experienced declines in their revenues and operations. In addition, the terrorist acts of September 11, 2001 and subsequent terrorist activities and threats have created an uncertain economic environment and we cannot predict the impact of these events, or of any related military action, on our customers or business, particularly in light of that fact that we rely heavily on production and sales overseas. We believe that, in light of these events, some businesses may curtail or eliminate spending on technology related to our products.

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

     Our U.S. facilities are located in San Jose, California. In addition, Kobe and other Japanese suppliers of our key manufacturing supplies and sputtering machines are located in areas with seismic activity. Our Malaysian operations have been subject to temporary production interruptions due to localized flooding, disruptions in the delivery of electrical power, and, on one occasion in 1997, by smoke generated by large, widespread fires in Indonesia. If any natural or man-made disasters do occur, operations could be disrupted for prolonged periods, and our business would suffer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks, including foreign currency exchange rates. We currently do not use derivative financial instruments to hedge such risks.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short-term debt instruments.

     A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, a large portion of our payroll, certain operating expenses, and capital purchases are transacted in other currencies, primarily Malaysian ringgit. Since late 1998, the ringgit has been pegged at a conversion rate of 3.8 Malaysian ringgit to the U.S. dollar. If the pegging is lifted in the future, we will evaluate whether or not we will enter any hedging contracts for the Malaysian ringgit. Expenses recorded in Malaysian ringgit in the first nine months of 2002 totalled approximately $27.8 million.

     We have $85.3 million in senior secured cash pay notes outstanding which bear interest at the prime rate plus 3% (such rate not to be less than 8% per annum) and mature in June 2007. A hypothetical

100 basis point increase in interest rates would result in approximately $0.9 million of additional interest expense each year.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers including our Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be disclosed in our filings under periodic Securities and Exchange Commission filings.

     Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     Not Applicable.

ITEM 2. Changes in Securities

     Not Applicable.

ITEM 3. Defaults Upon Senior Securities

     Not Applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5. Other Information

     Not Applicable.

ITEM 6. Exhibits and Reports on Form 8-K

a) Exhibits

99.1 Certifications of Chief Executive Officer and Chief Financial Officer

b) Reports on Form 8-K

On July 11, 2002, the Company filed Form 8-K related to its press release of July 1, 2002, which announced that the Company’s Chapter 11 Plan of Reorganization became effective and that the Company had emerged from bankruptcy.

On September 13, 2002, the Company filed Form 8-K related to its press release of September 12, 2002, which announced that Kathleen A. Bayless was appointed as the Company’s Vice President and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOMAG, INCORPORATED
(Registrant)

DATE: November 8, 2002	BY:	/s/ Thian Hoo Tan

Thian Hoo Tan Chief Executive Officer

DATE: November 8, 2002	BY:	/s/ Kathleen A. Bayless

Kathleen A. Bayless Vice President, Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thian Hoo Tan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Komag, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	any significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 8, 2002	BY:	/s/ Thian Hoo Tan

Thian Hoo Tan Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kathleen A. Bayless, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Komag, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) any significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: November 8, 2002	BY:	/s/ Kathleen A. Bayless

Kathleen A. Bayless Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certifications of Chief Executive Officer and Chief Financial Officer