Form 10-K
period 2002-12-29
KOMAG INC /DE/
filed 2003-03-13
CIK 813347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-16852

Komag, Incorporated

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2914864 (I.R.S. Employer Identification No.)

1710 Automation Parkway, San Jose, California 95131

(Address of Principal Executive Offices, including Zip Code)

Registrant’s telephone number, including area code:

(408) 576-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act rule 12b-2). Yes ☐         No ☑

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 23, 2003, was approximately $33,474,674 based on the closing sale price for shares of the Registrant’s Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). On June 28, 2002, which was the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $971,025 based on the closing sale price of $0.01 for shares of the Registrant’s Common Stock as reported by the OTC Bulletin Board for that date. The Registrant emerged from chapter 11 bankruptcy proceedings as of June 30, 2002, at which time the capital structure changed completely. Therefore, the aggregate market value of voting stock held by non-affiliates of the Registrant as of June 28, 2002 is not comparable to February 23, 2003. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On February 23, 2003, 23,519,736 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☑         No ☐

Documents Incorporated by Reference

     Designated portions of the following document are incorporated by reference into this Report on Form 10-K where indicated: Komag, Incorporated Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2003, Part III.

KOMAG, INCORPORATED

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

General

      Komag, Incorporated (we, our, or us) designs, manufactures and markets thin-film media, or disks, that are incorporated into disk drives, the primary storage medium for digital data. We believe we are the world’s largest independent manufacturer of thin-film media and are well positioned as a broad-based strategic supplier for the industry’s leading disk drive manufacturers. Our business strategy relies on the combination of advanced technology, low cost and manufacturing excellence. Disk drives incorporating thin-film disks are used wherever large amounts of data are stored, including applications such as the Internet, enterprise databases, communications systems, personal computers, and consumer appliances such as digital video recorders and consumer electronic storage systems. The unit cost of storage has declined dramatically on an annual basis throughout the history of the disk drive industry. We believe that as the cost per unit of storage declines, new applications for disk drives will emerge, presenting growth opportunities for our industry and our company. We were organized in 1983 and are incorporated in the State of Delaware.

      We file annual, quarterly, and current reports and other information with the SEC. Our annual reports on form 10-K, quarterly reports on form 10-Q, and current reports on form 8-K, along with any amendments to those reports, are available free of charge through our corporate website at “http://www.komag.com.”

      As discussed in Item 8, Notes 2 and 3, Komag, Incorporated (KUS) filed a voluntary petition for reorganization under chapter 11 of the United States Code (the Bankruptcy Code) on August 24, 2001. The petition was filed with the United States Bankruptcy Court for the Northern District of California. The petition related only to the Company’s U.S. corporate parent, KUS, and did not include any of its subsidiaries. Subsequent to our emergence from bankruptcy on June 30, 2002, we shipped 12.3 million units in the third quarter of 2002 compared to 8.2 million units in the second quarter of 2002, a 51% increase. Further, in the fourth quarter of 2002, we shipped a record 17.7 million units, a 44% increase compared to the third quarter of 2002. We believe that these substantial sales increases are due to our technology leadership and low cost, high quality volume manufacturing capability, which has resulted in market share gains.

Industry Background

      Increasing demand for digital data storage and low-cost, high-performance hard disk drives has resulted in growing demand for thin-film disks. Trend Focus estimates that worldwide disk drive unit shipments in 2003 through 2006 will grow at a 14.5% compounded annual growth rate. Greater processing power, more sophisticated operating systems and application software, high-resolution graphics, larger databases, the Internet, and emerging demand for consumer appliances are among the developments that have required and benefited from ever higher disk drive performance at ever lower cost. For example, the first 5  1/4-inch hard disk drive, introduced in 1980, offered a capacity of five megabytes (one million bytes is a megabyte or MB) with an areal density of less than two megabits (one million bits is a megabit; eight bits is one byte) per square inch. Current-generation 3  1/2-inch drives typically have capacities of 40 to 320 gigabytes (one billion bytes is a gigabyte or GB). Today’s areal densities per 3  1/2-inch disk platter allow for approximately 40 to 80 GB of storage. By the end of 2003, we expect that increases in areal densities will allow for approximately 120 GB of storage per 3  1/2-inch disk. We believe that our technical advances, along with those of other component suppliers, have improved the performance and storage capacity of disk drives and dramatically lowered the cost per bit stored.

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

      Also in 1997, the disk drive industry widely adopted magneto-resistive (MR) head technology. MR heads, and subsequent product generations incorporating Giant MR (GMR) technology, are more sensitive than prior technology, allowing heads to read smaller bits of data packed more tightly together on the surface of a disk. The result of widespread adoption of MR heads was that the industry was able to advance the rate of improvement in data storage density from 30% to 40% per year to 100% or more per year. The increased rate of improvement in storage density allowed disk drive manufacturers to meet consumer demand for higher capacity disk drives with drives incorporating fewer heads and disks. Because of this lower disk-per-drive ratio, demand for disks was relatively flat during the period from 1997 through the third quarter of 2002, resulting in substantial excess capacity for producing disks. The impact of excess capacity fell disproportionately on the independent disk manufacturers, because disk drive manufacturers, such as Seagate Technology (Seagate), Maxtor Corporation (Maxtor), and IBM, chose to fill their internal disk production capacity before buying from independent disk manufacturers. We estimate that these captive disk operations have increased their market share from approximately one-third of the market before 1997 to over 58% in each of the last three years.

      We believe that the imbalance between supply and demand has been largely responsible for falling disk selling prices. Current prices are sharply lower than industry pricing in 1997. As a result of lower demand and lower prices, the industry has undergone substantial consolidation. We estimate that over 26% of the disk manufacturing capacity that was in place at the end of 1997 is either no longer capable of producing current generation disks or is no longer available.

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

      The key elements of our strategy are as follows:

•	Establish and Maintain Leadership in High-End Product Technology. We focus our research and development resources principally on performance improvements for disks sold to the high-end, high-capacity segment of the disk drive industry. In order to improve product performance characteristics, including magnetics, glide height, durability and stiction, we continually enhance our proprietary technologies and processes.

•	Commit to Advanced Technology. We have dedicated part of our research and development team to working on advanced technology. This group is responsible for investigating the elements of technology required more than two years into the future, as well as application of our technological skills to alternative businesses.

•	Strengthen Collaborative Relationships with Leading Head and Disk Drive Manufacturers. We work closely with head manufacturers developing new technologies, including GMR, Proximity MR and “pad slider” head compatible disks. This collaboration enables the parties to develop compatible products that can be effectively incorporated together into high-performance disk drives. These efforts include demonstrations of advanced technology required sufficiently far into the future so that we can plan our development efforts to stay at the forefront of the industry. We also seek to establish strong relationships with our customers, enabling us to participate in establishing technological and design requirements for new products. We believe that close technical collaboration with our customers and their other component suppliers during the design phase of the new disk drives, facilitates integration of our products into new disk drives, improves our ability to reach cost-effective high-volume manufacturing rapidly, and enhances the likelihood that we will remain a primary supplier of thin-film disks for high performance disk drive products.

•	Improve Advanced Manufacturing Processes to Drive Volume Production. We develop our advanced processes on a full scale, production-capable, pilot line located in our research and development facility in San Jose, California. By performing our development activities in a production-like environment, we can quickly and efficiently transition to high-volume commercial production of new products in our Malaysian factories. Our ability to implement new processes quickly also helps us meet our customers’ increasingly rapid time-to-market demands, advancing our goal of having our products designed into our customers’ disk drives.

•	Improve Yields and Reduce Cost Through Quality and Process Improvement. We believe that strict attention to quality control is critical to our customer relationships. To this end, we have consistently maintained our ISO 9002 certification. Our objective is to be the supplier of choice in our customers’ factories. Attention to quality has the dual benefit of producing high-performance disks and lowering our cost of production through improved yield and more consistent output.

•	Grow Our Business And Continue To Reduce Our Cost Structure By Fully Utilizing Our Malaysian Operations And Potential Other Low Cost Operations. We believe that demand for disk drives is elastic and that low disk drive prices are necessary to continue growth in demand. We contribute to our customers’ success by maintaining low prices. In order to attain a healthy business model in a low price environment, low manufacturing costs are necessary. We believe we can achieve lower costs than other disk manufacturers by fully utilizing our Malaysian factories. In addition, we may acquire other low cost operations and enter into long-term contracts with suppliers to reduce or stabilize our overall costs and grow our business. This cost reduction is a critical element in our strategy.

Technology

      We have capitalized on our technological strength in thin-film processes and our manufacturing capabilities to achieve and maintain our position as a leading independent supplier to the thin-film media market. Our technological strength stems from the depth of our understanding of materials science and the interplay between disks, heads, and other disk drive components. Our manufacturing expertise in thin-film media is evidenced by our long, uninterrupted history of delivering reliable products in high volume. Because we manufacture thin-film media primarily in Malaysia, we have a significant cost advantage compared to our U.S. and Japan-based competitors.

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

      As glide height is reduced, the head can read and write smaller bits. The higher the coercivity of the media, the smaller the width of the bit that can be stored. The signal-to-noise ratio is determined by the choice of magnetic materials and the method for depositing those materials on the disk’s surface.

      Our plating, polishing and texturing processes produce a uniform disk surface that is smooth at an atomic level. This smoothness permits the read/write heads to fly over the disk surface at glide heights of 0.3 to 0.4 microinches (millionths of an inch). Disks must be made in a clean environment to limit surface defects. Even a handful of defects, a fraction of a micron in diameter, could cause the disk to fail. The magnetic alloys deposited on the surfaces of our disks have high coercivity, low noise, and other desirable magnetic characteristics.

      Finally, a protective layer of diamond-hard carbon and a layer of lubricant, each of which is controlled to a tolerance of a few angstroms, is applied to the disk surface to prevent wear. The continued improvement in these and other factors has resulted in rapid advancement in the amount of data a disk is capable of storing.

      Significant increases in areal densities continued in 2002. We believe that the number of gigabits per square inch on a typical disk increased by approximately 100% during the year. In 2002, nearly all of our sales were based on GMR technology. A GMR disk is optimized for use with GMR heads that use separate read and write elements. The write element is made from conventional inductive materials but the read element is made of a material whose electrical resistance changes when subjected to changes in a magnetic field. GMR heads are more sensitive to magnetic fields than prior inductive technology. This increased sensitivity enables GMR heads to read more densely packed, smaller-sized bits.

Research, Development, and Engineering

      Historically, our research, development, and engineering (R&D) efforts emphasized key technology advancements in disk functionality, reliability and quality. During the past three years, we also increased our focus on improving yields and reducing costs, which we believe are critical to improving our overall operating results. We have also strengthened our efforts in advanced technology, which is technology aimed at disk designs needed several years from now.

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

      Our advanced technology efforts have in part focused on partnering with other disk drive component makers in key areas like magnetic recording heads and data channels. We believe our most advanced longitudinal disks, that feature synthetic anti-ferromagnetically (SAF) coupled layers to enhance thermal stability, will support a recording density of up to 160GB per disk, which is approximately 100% higher than the most advanced disk in production today. We are currently transitioning to SAF media for certain 80GB per platter applications. We expect these advancements will be achieved with straightforward extensions of our current production equipment, which suggests a limited need to replace equipment to keep pace with technology improvement during the next few years. Further, we are continuing our development of perpendicular media, which will have storage capability of 240 to 300 GB when fully developed.

      Our expenditures (and percentage of net sales) on research, development, and engineering activities (excluding in-process research and development), were $37.2 million (13%) in 2002, $39.5 million (14.0%) in fiscal 2001, and $35.3 million (9.9%) in fiscal 2000.

Products, Customers, and Marketing

      We sell primarily GMR media for 3  1/2-inch disk drives. Our products offer a range of coercivities, glide height capabilities and other parameters to meet specific customer requirements. Unit sales of 3  1/2-inch disks capable of storing at least 40 GB per platter accounted for 99% of our unit sales in the fourth quarter of 2002, compared to the fourth quarter of 2001, when only 12% of our unit sales were greater than 40 GB. Storage density has roughly doubled in each of the last three years. We expect this trend to continue in the foreseeable future. In addition to finished disks, at various times we have sold material volumes of nickel plated and polished (NPP) substrates. Further, in 2002, we sold textured NPP substrates. By selling these unfinished products, we more fully utilize our factories and reduce our overall cost.

      We believe that the long-term success of the thin-film media industry depends on growth in demand for disks. We believe that improvements in enabling technologies, such as increased bandwidth capability that will speed data transfers over the Internet and promote use of other storage-intensive applications such as multimedia, and new consumer electronics applications, will increase demand for storage capacity.

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

      Three customers accounted for 96% of our sales in 2002. Net sales to major customers were as follows: Western Digital 61%, Maxtor 30%, and IBM 5%. Sales are generally concentrated in a small number of customers due to the high volume requirements of the dominant disk drive manufacturers and their tendency to rely on a few suppliers because of the close interrelationship between media and other disk drive components. Given the relatively small number of high-performance disk drive manufacturers, we expect that we will continue our dependence on a limited number of customers. In April 1999, we acquired the assets of Western Digital’s media operation and also entered into a volume purchase agreement (VPA) with Western Digital. In October 2001, the term of the VPA was extended through April 2005. As a result of the acquisition and related VPA, we expect Western Digital to remain a significant customer.

      Our 2002 sales were made directly to disk drive manufacturers worldwide primarily from our Malaysian operations. Sales from our U.S. operations include samples and initial shipments of new products. Net sales to Asia from our U.S. and Malaysian operations represented 95% of our net sales in 2002, 95% of our net sales in 2001, and 93% of our net sales in 2000. Our customers assemble a substantial portion of their disk drives in Asia, and subsequently sell these products throughout the world. Therefore, our high concentration of Asian sales does not accurately reflect the eventual point of consumption of the assembled disk drives. All foreign sales are subject to certain risks common to all export activities, such as government regulation and the risk of imposition of tariffs or other trade barriers. Foreign sales must also be licensed by the Office of Export Administration of the U.S. Department of Commerce.

      We generally make sales pursuant to purchase orders rather than long-term contracts. At December 29, 2002, our backlog of purchase orders scheduled for delivery within 90 days totaled $102.6 million, compared to $42.0 million at December 30, 2001. These purchase orders may be changed or canceled by customers on short notice without significant penalty. Accordingly, the backlog should not be relied on as indicative of sales for any future period.

Competition

      The competitive mix in the industry has changed substantially in the last several years. Before 1997, the industry was divided roughly into thirds, with U.S. independent disk manufacturers, Japanese independent manufacturers, and captive operations of disk drive manufacturers each holding equal shares. Due to the combination of several factors, particularly the rapid improvement in storage density outstripping the rate of growth in consumption of storage, and the rapid increase in the industry’s capacity to produce disks, disk manufacturers operated by disk drive manufacturers have increased their share of the market. We estimate that these captive disk manufacturers have shipped more than half of the media consumed in each of the last three years. As a result, competition among independent manufacturers has been heightened, prices have fallen rapidly, and there has been considerable consolidation in the industry. This significant pricing pressure during the last few years has adversely affected the financial results of independent suppliers, including ours. We believe that we are currently the largest independent manufacturer of disks. Other independent manufacturers include several Japanese firms, including, Fuji Electric, Showa Denko, and Hoya, and Trace Storage in Taiwan. Showa Denko and Mitsubishi Chemical Corporation announced consolidation plans in 2002.

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

5. Glide Test and Certification: In robotically-controlled test cells, disks are tested for glide height and surface defects, and then certified for magnetic properties. Based on these test results, disks are graded against customers’ specific performance requirements.

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

      Achieving low product cost is critical to our ability to achieve profitability. The cost of our products is sensitive to many factors, including production volume, yield, materials and operating supplies consumed, and manufacturing location. Our processes have required substantial investment in equipment and factory buildings. This investment leads to a high fixed cost structure, making our costs sensitive to changes in production volume. Over the last several years, we have improved our yields while advancing storage density at a rate of 100% per year. At the same time, the cost of materials and operating supplies has been reduced. We have chosen to consolidate our manufacturing activities in Malaysia in order to reduce the cost of labor and services. We believe that our future production volume, yield, and the low cost of our Malaysian manufacturing facilities will give us the benefit of one of the lowest cost structures in the industry. In addition, we may acquire other operations in low cost locations to reduce or stabilize our costs and grow our business.

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

Employees

      As of December 29, 2002, on a worldwide basis, we had 4,353 employees. Of the total: a) 3,421 were regular employees and 932 were employed on a temporary basis; b) 3,990 were employed in manufacturing, 264 in research, development, and engineering, and 99 in sales, administrative, and management positions; and c) 369 were employed in the U.S., and 3,984 at offshore facilities. We believe that our future success will depend in large part upon our ability to continue to attract, retain, and motivate highly-skilled and dedicated employees. We have no employees who are represented by a labor union, and we have never experienced a work stoppage.

RISK FACTORS

      Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below when considering whether or not to invest in our company. These risks and uncertainties are not the only ones facing our company. Additional risks and uncertainties that we are unaware of or currently deem immaterial may also become important factors that may harm our business. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our stock could decline, and you may lose part or all of your investment.

Risks Related to our Financial Position and Our Common Stock

     We recently emerged from a chapter 11 bankruptcy reorganization and have a history of losses.

      We sought protection under chapter 11 of the Bankruptcy Code in August 2001. We incurred net losses of approximately $68.1 million and $296.4 million during the fiscal years ended December 31, 2000, and December 30, 2001, respectively. For the nine-month period ended September 29, 2002, we incurred a $50.9 million loss before a gain of $396.4 million for extinguishment of indebtedness and revaluation of assets and liabilities for fresh-start reporting, and before a cumulative change in accounting principle loss of $47.5 million. For the fourth quarter ended December 29, 2002, we recorded a net loss of $27.5 million after a $33.9 million non-cash goodwill impairment charge and a $2.4 million stock compensation charge. Our unit shipments and revenue grew over 100% from the second quarter of 2002 to the fourth quarter of 2002. We shipped a record 17.7 million units in the fourth quarter of 2002, and without the aforementioned non-cash charges, we were profitable. At slightly lower or similar shipment levels, we expect to be profitable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our equity ownership changed in June 2002, and a majority of our board of directors was replaced in connection with our reorganization. We cannot assure you that we will sustain current shipment levels, grow, or achieve profitability in the near future, or at all.

We continue to be leveraged and our debt service requirements make us more vulnerable to economic downturn in the technology markets we serve and in the economy generally.

      Even after our emergence from bankruptcy, our new long-term debt (including the short-term portion of such debt) was approximately $140.2 million as of December 29, 2002. While we believe that our future operating cash flow, together with our financing arrangements, will be sufficient to finance our operating requirements, our indebtedness restricts our ability to obtain additional financing in the future and, because we may be more leveraged than some of our competitors, may place us at a competitive disadvantage. Also, the Exit Facility (a revolving credit facility of up to $15.0 million), Senior Notes Indenture, and Junior Notes Indenture that we entered into as part of our emergence from bankruptcy contain covenants that impose operating and financial restrictions on us. These covenants could adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities that may be in our interest. In addition, if we cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default and be required to sell or liquidate our assets to repay outstanding debt.

Our historical financial information is not comparable to our current financial condition and results of operations, making it difficult to analyze our financial prospects.

      As a result of our emergence from bankruptcy, we are operating our business with a new capital structure. We were also subject to the fresh-start reporting prescribed by generally accepted accounting principles, and our balance sheet as of December 29, 2002 reflects the application of these rules. Accordingly, our financial condition and results of operations are not comparable to the financial condition and results of operations reflected in our historical financial statements, making it difficult to assess our future prospects based on historical performance.

We have significant stockholders who own a large percentage of our common stock and could substantially influence all matters requiring stockholder approval.

      We have several significant stockholders who in the aggregate own approximately 74% of our common stock, and together are able to significantly influence all matters requiring approval by our stockholders, including new financings, the election of directors and the approval of mergers or other business combinations. To the extent that the interests of these stockholders are different than those of other stockholders, important company decisions may not reflect the interests of all stockholders.

Sales of stock by significant stockholders holders may negatively affect the market price.

      We have several significant stockholders who own in the aggregate 74% of our common stock, and who are not restricted as to the prices at which they may sell the stock. Shares sold below the current level at which the shares of our common stock are trading may adversely affect the market price of our common stock. This large amount of stock, if sold all at once or in blocks, could have a negative effect on the market price of our common stock.

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

We are currently listed on a national securities exchange, the Nasdaq National Market System, and if we are unable to continue to meet the listing requirements, we may have our stock delisted and our stock would be negatively effected.

      We are currently traded on the Nasdaq National Market System. We may not be able to continue to meet the applicable listing requirements and, therefore, our stock may be delisted. If our stock is not traded through a market system, it, as well as our notes, may not be liquid, and we may be unable to obtain future equity financing, or use our common stock as consideration for mergers or other business combinations.

The Senior Secured Notes and Junior Secured Notes are subordinated to the Exit Facility. If we are unable to make payments or if we default on the Exit Facility, then the holders of Senior Secured Notes will not be paid until the Exit Facility is paid in full. If we are unable to make payments or default on the Senior Secured Notes, the holders of Junior Secured Notes will not be paid until the Senior Secured Notes are paid in full.

      We currently have no balance outstanding under the Exit Facility, but we can choose to make a draw under the Exit Facility at any time so long as the conditions precedent are satisfied. The Senior Secured Notes are subordinated in right of payment to the Exit Facility, and the Junior Secured Note are in turn subordinated in right of payment to the Senior Secured Notes. As a result of such subordination, in the event of an acceleration declared because of (1) our liquidation or insolvency, (2) a payment default, (3) a covenant default or (4) the occurrence of other events of default, our assets will be available to pay obligations on the Senior Secured Notes only after the Exit Facility is paid in full and on the Junior Secured Notes only after the Senior Secured Notes have been paid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Senior Secured Notes or the Junior Secured Notes then outstanding. Holders of equity securities would only receive a distribution in the event of liquidation or insolvency after payment in full to each of the Exit Facility, the Senior Secured Notes and the Junior Secured Notes, and it is likely there would be nothing left to distribute to equity holders at such time.

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

      We currently anticipate that all of our earnings, if any, will be retained for repayment of our outstanding debt and for development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, the Exit Facility contains covenants that restrict payment of cash dividends.

RISKS RELATED TO OUR BUSINESS

Demand for disk drives is largely tied to demand for personal computers and fluctuations in and reduced demand for personal computers may result in cancellations or reductions in demand for our product.

      Trend Focus, a data-gathering and data-publishing company, estimates that 75% of the disks consumed during 2002 were incorporated into disk drives for the desktop personal computer market. Because of this concentration in a single market, which we expect to continue, our business is tightly linked to the success of the personal computer market. Historically, demand for personal computers has been seasonal and cyclical. Current external forecasts reflect a 5% growth in PC demand in 2003. Due to the high fixed costs of our business, fluctuations in demand resulting from this seasonality and cyclicality can lead to disproportionate changes in the results of our operations. If cancellations or reductions in demand for our products occur in the future, our business, financial condition, and results of operations could be seriously harmed.

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

      Our future success depends on the continued service of our executive officers, our highly-skilled research, development and engineering team, our manufacturing team, and our key administrative, sales and marketing and support personnel. Acquiring talented personnel who possess the unique skills we require has been difficult. Our bankruptcy filing and our financial performance have increased the difficulty of attracting and retaining skilled engineers and other knowledgeable workers. We expect that it will continue to be difficult to attract and retain key personnel, even though we have emerged from bankruptcy. We may not be able to attract, assimilate, or retain highly-qualified personnel to maintain the capabilities that are necessary to compete effectively. If we are unable to retain existing or hire key personnel, our business, financial condition, and operating results could be harmed.

There is a high concentration of customers in the disk drive market, and we receive a large percentage of our revenues from only a few customers, the loss of any of which would adversely affect our sales.

      Our customers are disk drive manufacturers. Given the relatively small number of disk drive manufacturers, we expect that we will continue to depend on a limited number of customers. This high customer concentration is due to the following factors:

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

      During 2002, 61% of our net sales were to Western Digital and 30% were to Maxtor. During fiscal 2001, 59% of our net sales were to Western Digital and 27% were to Maxtor. In fiscal 2000, 50% of our net sales were to Western Digital, 28% were to Maxtor, and 17% were to Seagate Technology. If our customers reduce their media requirements or develop capacity to produce thin-film disks for internal use, our sales will be reduced. As a result, our business, financial condition and operating results could suffer.

If we are unable to perform successfully in the highly competitive thin-film media industry, we may not be able to gain additional market share or we may lose our existing market share, and our operating results would be harmed.

      The market for our products is highly competitive, and we expect competition to continue in the future. Competitors in the thin-film disk industry fall mainly into two groups: Asian-based manufacturers and captive manufacturers. Our Asian-based competitors include Fuji Electric, Trace Storage, Showa Denko, Mitsubishi Chemical Corporation, and Hoya. Showa Denko and Mitsubishi Chemical Corporation agreed to combine operations in 2002. The U.S. captive manufacturers include the disk media operations of Seagate Technology, IBM and Maxtor. In late 2002, IBM entered into a joint venture with Hitachi. The joint venture, named Hitachi Global Storage Technology, includes Hitachi’s and IBM’s disk drive operations and a portion of IBM’s disk media operations. Many of these competitors have greater financial resources than we have, which could allow them to adjust to fluctuating market conditions better than us. If we are not able to compete successfully in the future, we would not be able to gain additional market share for our products, or we may lose our existing market share, and our operating results could be harmed.

      The imbalance between demand and supply has further intensified competition in the industry. For most of 2002, as in 2001 and 2000, media supply exceeded media demand. In the fourth quarter of 2002, media supply and demand began to come into balance, and there were some shortages of disks, and disk prices began to stabilize. As independent suppliers like our company struggled to utilize their capacity, the excess media supply caused average selling prices for disk products to decline. Pricing pressure on component suppliers has also been compounded by high consumer demand for inexpensive personal computers and consumer devices. Further, structural changes in the disk media industry, including business combinations, failures, and joint venture arrangements, may be required before media supply and demand are in balance. However, structural changes could intensify the competition in the industry, which will continue to put pressure on our profit margin.

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

We have historically made and, in the future, expect to continue to make acquisitions, any acquisitions could disrupt our operations and harm our operating results.

      The continuing growth of our business is dependent upon, market growth, our ability to develop and introduce new products to our customers on a timely basis and our ability to continuously manufacture, in high volume, high quality advanced products to meet our customers needs. Additionally, achieving low product cost through careful monitoring of yield, materials and operating supplies consumed, and achieving high volume production in our low cost manufacturing locations is critical to our ability to achieve profitability. Through acquisitions of other companies and technologies, we may be able to address the need to develop new products, enhance our ability to achieve low product costs and facilitate increased units sales and/or revenue growth. Acquisitions involve numerous risks, including the following:

•	Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	Diversion of management’s attention from normal daily operations of the business;

•	Potential difficulties in completing projects associated with in-process research and development;

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	Initial dependence on unfamiliar supply chains or relatively small supply partners;

•	Insufficient revenues to offset increased expenses associated with acquisitions; and

•	The potential loss of key employees of the acquired companies.

      Acquisitions may also cause us to:

•	Issue common stock that would dilute our current stockholders’ percentage ownership;

•	Assume liabilities;

•	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	Incur amortization expenses related to certain intangible assets;

•	Incur large and immediate write-offs; or

•	Become subject to litigation.

      Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Even if an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

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

Because our products require a lengthy sales cycle with no assurance of high volume sales, we may expend significant financial and other resources without a return.

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

      Disk drive manufacturers such as Seagate Technology, Maxtor, and Hitachi Global Storage Technology have large internal media manufacturing operations. In 2002, Seagate, IBM, and Hitachi produced more than 89% of their media requirements internally, and Maxtor produced approximately 45% of their media requirements internally. We compete with these internal operations directly, when we market our products to these disk drive companies, and indirectly, when we sell our disks to customers who must compete with vertically-integrated disk drive manufacturers. Vertically-integrated companies have the ability to keep their disk-making operations fully utilized, thus lowering their costs of production. This cost advantage contributes to the pressure on us and other independent media manufacturers to sell disks at prices so low that we have been unprofitable, and we cannot be sure when, if ever, we can achieve a low enough cost structure to return to profitability. Vertically-integrated companies are also able to achieve a large scale that supports the development resources necessary to advance technology rapidly. We may not have sufficient resources to be able to compete effectively with these companies. Our inability to absorb development costs through scale, and because of continued downward price pressures, our business, financial condition, and operations could suffer.

Because we depend on a limited number of suppliers, if our suppliers experience capacity constraints or production failures, our production and operating results could be harmed.

      We rely on a limited number of suppliers for some of the materials and equipment used in our manufacturing processes, including aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. For instance, Kobe Steel, Ltd. is primarily our sole supplier of aluminum substrates. Further, the supplier base has been weakened by the poor financial condition of the industry, and some suppliers have exited the business. Our production capacity would be limited if one or more of these materials were to become unavailable or available in reduced quantities, or if we were unable to find alternative suppliers. If our sources of materials and supplies were unavailable for a significant period of time, our production and operating results could be adversely affected. Due to the significant growth in demand for our disk products in the fourth quarter of 2002, our sales were actually somewhat constrained due to the need to acquire substrates from sources other than our traditional internal and external suppliers.

Disk drive program life cycles are short, and disk drive programs are highly customized. If we fail to respond to our customers’ demanding requirements, we will not be able to compete effectively.

      Our industry has experienced rapid technological change, and if we are unable to timely anticipate and develop products and production technologies, our competitive position could be harmed. In general, the life cycles of recent disk drive programs have been shortening. For example, since 1999, the industry has doubled storage density annually compared to a slower pace in prior years. Additionally, media must be more customized to each disk drive program. Short program life cycles and customization have increased the risk of product obsolescence, and as a result, supply chain management, including just-in-time delivery, has become a standard industry practice. In order to sustain customer relationships and achieve profitability, we must be able to develop new products and technologies in a timely fashion that can help customers reduce their time-to-market performance, and continue to maintain operational excellence that supports high-volume manufacturing ramps and tight inventory management throughout the supply chain. If we cannot respond to this rapidly changing environment or fail to meet our customers’ demanding product and qualification require-

ments, we will not be able to compete effectively. As a result, we would not be able to maximize the use of our production facilities and minimize our inventory losses, and our profitability would be negatively impacted.

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

      The manufacture of our high-performance, thin-film disks requires a tightly controlled multi-stage process, and the use of high-quality materials. Efficient production of our products requires utilization of advanced manufacturing techniques and clean room facilities. Disk fabrication occurs in a highly controlled, clean environment to minimize particles and other yield-and quality-limiting contaminants. In spite of stringent manufacturing controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of the disks in a lot to be defective. The success of our manufacturing operations depends in part on our ability to maintain process control and minimize such impurities in order to maximize yield of acceptable high-quality disks. Minor variations from specifications could have a disproportionately adverse impact on our manufacturing yields. If we are not able to continue to improve on our manufacturing processes, maintain stringent quality controls, or if contamination problems arise, our operating results would be harmed.

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

      We cannot forecast with certainty the impact of these and other factors on our revenues and operating results in any future period. Our expense levels are based, in part, on expectations as to future revenues. If our revenue levels are below expectations, our operating results are likely to suffer. Because thin-film disk manufacturing requires a high level of fixed costs, our gross margins are extremely sensitive to changes in volume. At constant average selling prices, reductions in our manufacturing efficiency cause declines in our gross margins. Additionally, decreasing market demand for our products generally results in reduced average selling prices and/or low capacity utilization that, in turn, adversely affect our gross margins and operating results. Further, because we were required to implement fresh-start reporting when we emerged from chapter 11 proceedings, our historical information prior to June 30, 2002 is significantly less meaningful as a predictor of future performance.

Because we depend on our Malaysian operations, we are exposed to unavoidable risks in transmitting technology from U.S. facilities to Malaysian facilities. These risks could adversely impact our results of operations.

      During the third quarter of 1999, we announced that all media production would be consolidated into our Malaysian factories. In the fourth quarter of 2000, we decided to end the manufacture of aluminum substrates in Santa Rosa, California. Currently, aluminum substrates are primarily manufactured by a Malaysian vendor. In addition, we ended production of polished disks in our Eugene, Oregon, facility in the second quarter of 2001, which we acquired as part of our merger with HMT Technology Corporation in October 2000. All polished disks are manufactured by our Malaysian factories. Further, in the second quarter of 2001, we transferred the manufacturing capacity of HMT’s Fremont, California, facility to Malaysia, and closed all of our U.S. media manufacturing operations, leaving us fully dependent on our Malaysian manufacturing operations.

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

If we do not receive an extension on our tax holiday for a plant site in Malaysia, we could become subject to significantly higher tax liabilities and tax expense than we have experienced in the past, and our operating results would suffer.

      Our wholly-owned thin-film media operation, Komag USA (Malaysia) SDN (KMS), has a ten-year initial tax holiday that expires in June 2003, for its first plant site in Malaysia. The Malaysian government is considering extending this tax holiday but there can be no assurances that they will, and if we do not receive an extension, we would become subject to income tax expense for that location. Therefore, we may incur significantly higher income tax liabilities and tax expense than we have experienced in the past which would negatively effect our operating results.

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

Item 2.     Properties

      The following table summarizes the size, location, and current status of our facilities:

		Current Lease
Location	Description	Term Expires	Renewal Options	Square Feet

Leased Facilities
San Jose, California	Headquarters and R&D Center	Jan. 2007	4 5-year options	188,000
San Jose, California	Subleased to another company	April 2007	4 5-year options	82,000
Santa Rosa, California	Idle; held for sublease	April 2004	2 5-year options	44,000
Owned Facilities
Fremont, California	Manufacturing; held for sale	—	—	182,000
Eugene, Oregon	Manufacturing; held for sale	—	—	106,000
Penang, Malaysia	Manufacturing	—	—	615,000
Sarawak, Malaysia	Manufacturing	—	—	275,000

Item 3.     Legal Proceedings

      The Company filed a voluntary petition for reorganization under chapter 11 of the United States Code on August 24, 2001. The petition was filed with the United States Bankruptcy Court for the Northern District of California.

      The Company submitted a proposed a Plan of Reorganization, which was later modified. On May 14, 2002, the Bankruptcy Court entered an order confirming the modified Plan of Reorganization. On June 30, 2002, the Plan of Reorganization became effective, and the Company emerged from bankruptcy on that date.

Item 4.     Submission of Matters to Vote of Security Holders

      A special meeting of the Company’s stockholders was held October 3, 2002. The purpose of the meeting was to vote on proposals to: 1) approve the Company’s 2002 Qualified Stock Plan; 2) approve the Company’s 2002 Employee Stock Purchase Plan; and 3) ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 29, 2002.

      All of the proposals were approved by the stockholders. Shares of Common Stock voted on the proposals were as follows:

	For	Against	Abstain	Broker Non-Vote

Proposal No. 1
Approve 2002 Qualified Stock Plan	14,999,257	854,444	56,482	6,511,612
Proposal No. 2
Approve 2002 Employee Stock Purchase Plan	15,488,130	365,649	56,404	6,511,612
Proposal No. 3
Ratify appointment of KPMG for 2002	22,414,015	6,997	783	—

Executive Officers of the Registrant

      The following table sets forth the name, age, and other information regarding the Company’s executive officers. No family relationship exists between any of the directors or executive officers of the Company.

Thian Hoo Tan	54	Chief Executive Officer and Director
Michael A. Russak	56	President and Chief Technical Officer
Christopher H. Bajorek	59	Executive Vice President, Advanced Technology
Ray Martin	59	Executive Vice President, Sales and Customer Service
Peter S. Norris	51	Executive Vice President, Strategic Business Development
Kathleen A. Bayless	46	Vice President, Chief Financial Officer and Secretary
Ali Dabier	44	Vice President, Managing Director of Komag USA (Malaysia) Sdn.
William G. Hammack	53	Vice President, Human Resources
Kamran Honardoost	40	Vice President, New Product Introduction and Design
Tsutomu T. Yamashita	48	Vice President, Process Development

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

      Dr. Russak joined our company in October, 2000, as Chief Technical Officer and Executive Vice President of Research and Development after our merger with HMT. He was appointed President and Chief Technical Officer of Komag in January 2001. Previously, Dr. Russak was with HMT, which he joined in 1993 as Vice President — Research and Development. He subsequently became Chief Technical Officer in 1998 and Executive Vice President — Research & Development and Chief Technical Officer in 1999. From 1985 to 1993, Dr. Russak held several staff and management positions with IBM. Dr. Russak holds a B.S. in Ceramic Engineering and a Ph.D. in Materials Science from Rutgers University.

      Dr. Bajorek joined our company in 1996 as Senior Vice President and Chief Technical Officer. He became our Executive Vice President and Chief Technical Officer in January 2000, and then was appointed Executive Vice President, Advanced Technology, in October 2000. Before joining our company, Dr. Bajorek was Vice President, Technology Development and Manufacturing, for IBM. He holds a Ph.D. degree in Electrical Engineering and Business Economics from the California Institute of Technology. Dr. Bajorek is one of ten scientists awarded the Millennium award by the Magnetics Society of the IEEE in 2000. He also received the 2002 Reynold B. Johnson IEEE Information Storage Award for leadership in the development and manufacturing of magneto resistive recording heads for data storage devices.

      Mr. Martin joined our company in 1997 as Vice President, Product Assurance and Product Test, and became our Senior Vice President, Customer Sales and Service in 1998. In 2001, Mr. Martin became our Executive Vice President, Sales and Customer Service. From 1990 to 1997, he was Director of Process and Technology at Quantum Corporation. Prior to working at Quantum, Mr. Martin held a number of management and engineering positions at several leading disk drive manufacturers, including Western Digital, Seagate Technology, and IBM. Mr. Martin holds a B.S. degree in Mechanical Engineering from Kansas State University.

      Mr. Norris joined our company in October 2000, as Executive Vice President, Strategic Business Development, after the merger with HMT. He joined HMT in 1995 as Vice President, Finance, Chief Financial Officer and Treasurer and became its Executive Vice President, Finance, Chief Financial Officer and Treasurer in 1999. From 1975 to 1995, Mr. Norris worked for General Instrument Corporation. Mr. Norris holds a B.A. degree in Economics from Upsala College.

      Ms. Bayless joined our company in 1994 as Corporate Controller, became a Vice President in 2000, and became our Chief Financial Officer in September 2002. Before joining us, Ms. Bayless worked for the public accounting firm of Ernst & Young, LLP. Ms. Bayless holds a B.S. degree in Accounting from California State University Fresno, and is a Certified Public Accountant.

      Mr. Dabier joined our company in October 2000, as General Manager of Oregon manufacturing facilities, after the merger with HMT. In June 2001, Mr. Dabier became the Managing Director of Malaysian Operations. In January of 2003 he was promoted to Vice President, Managing Director of Komag USA (Malayisa) Sdn. He joined HMT in 1988 where he held various manufacturing management positions. From 1983 to 1988 Mr. Dabier worked for Lin Data Corporation.

      Mr. Hammack joined our company in June, 2002, as Vice President, Human Resources. Mr. Hammack is a veteran manager with 30 years of experience in the human resources field, primarily with technology companies. He has provided service to companies from a few hundred employees, to over ten thousand, with facilities throughout the world. His background includes creating human resource departments and programs for startup companies such as Zambeel Inc., a Kleiner/ Perkins and NEA storage startup, QRS Corporation, a multinational leader in electronic commerce solutions, and General Electric Medical Systems/ Diasonics, a multinational provider of medical imaging and diagnostic instruments. Mr. Hammack holds a B.A. degree from San Diego State University.

      Mr. Honardoost joined our company in October, 2000, as Vice President, New Product Introduction and Design, after the merger with HMT. He joined HMT in 1991, and became its Vice President, New Product Development in 1998. He previously held the title of Executive Director, New Product Development for HMT. Prior to HMT, he worked for Nashua Corporation (previously Lin Data Corporation) from 1984 to 1991. Mr. Honardoost holds a B.S. degree in Mechanical Engineering from Fresno State University and an M.S. degree in Thermo/ Air Dynamics from San Jose State University.

      Mr. Yamashita joined our company in 1984 as an engineer, and became Vice President, Research and Development in 1995. Mr. Yamashita currently serves as Vice President, Process Development. Mr. Yamashita holds a B.S. degree in Chemistry and a M.S. degree in Materials Science from Stanford University.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Through September 17, 2001, we traded our common stock under the symbol KMAG on the Nasdaq National Stock Market. On September 17, 2001, we voluntarily delisted our common stock from the Nasdaq National Stock Market. On September 18, 2001, we began trading our common stock under the symbol KMAGQ on the OTC Bulletin Board, where our stock continued to trade through June 30, 2002.

      During the period from July 1, 2002, through July 9, 2002, our common stock was not traded. Beginning on July 10, 2002, our stock symbol changed to KOMG, and our stock resumed trading on the OTC Bulletin Board. On February 19, 2003, we were approved to list our stock on the Nasdaq National Stock Market. On February 25, 2003, our stock ceased trading on the OTC Bulletin Board and began trading on the Nasdaq National Stock Market under the symbol KOMG.

      As of February 23, 2003, we had 73 holders of record of our Common Stock and 23,519,736 shares outstanding.

      The following table sets forth the range of high and low closing sales prices, as reported on the Nasdaq National Market through September 17, 2001, and the OTC Bulletin Board from September 18, 2001 through December 29, 2002.

	Price Range of
	Common Stock

	High	Low

2001
First Quarter	$1.72	$0.56
Second Quarter	0.89	0.26
Third Quarter (through September 17)	0.26	0.12
Third Quarter (September 18 through September 30)	0.16	0.02
Fourth Quarter	0.08	0.03
2002
First Quarter	0.05	0.01
Second Quarter	0.03	0.01
Third Quarter (beginning July 10)	5.00	2.30
Fourth Quarter	4.62	2.50

Dividend Policy

      We have never declared cash dividends on our common stock. We presently intend to retain all cash to repay our debt and operate and expand our business, and do not anticipate paying any cash dividends in the near future. Further, our debt agreements preclude paying dividends.

Item 6.     Selected Consolidated Financial Data

      The following table sets forth selected consolidated financial data and other operating information of Komag, Incorporated. The financial data and operating information is derived from the consolidated financial statements of Komag, Incorporated, and should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein (in thousands, except per share amounts and number of employees). The Company declared no cash dividends during the five-year period.

	Successor	Predecessor	Predecessor Company
	Company	Company

	Six Months	Six Months	Fiscal Year Ended
	Ended	Ended
Consolidated Statements of Operations Data	Dec 29, 2002	June 30, 2002	2001	2000	1999	1998

Net sales	$174,749	$111,955	$282,613	$358,463	$331,946	$328,883
Gross profit (loss)	31,740	5,167	(2,456)	34,988	(22,709)	(62,752)
Restructuring/impairment charges(1)(3)(5)(7)(8)(9)	34,763	4,318	57,430	5,293	187,965	187,768
Operating loss(1)(3)(5)(7)(8)(9)	(37,690)	(29,812)	(146,442)	(38,295)	(291,089)	(331,919)
Interest expense(6)(10)	6,553	—	155,192	45,428	23,319	19,212
Other income, net(2)	3,460	399,147	4,286	3,844	1,552	4,853
Reorganization costs, net	—	6,511	6,066	—	—	—
Income (loss) before cumulative effect of change in accounting principle(1)(2)(3)(5)(6)(7)(8)(9)	(41,919)	359,924	(296,395)	(68,058)	(283,049)	(366,336)
Cumulative effect of change in accounting principle(4)	—	(47,509)	—	—	—	—
Net income (loss)(1)(2)(3)(4)(5)(6)(7)(8)(9)	$(41,919)	$312,415	$(296,395)	$(68,058)	$(283,049)	$(366,336)
Basic and diluted net loss per share(11)	$(1.84)

		Predecessor Company
	Successor
	Company
		As of the Fiscal Year Ended
	As of
Consolidated Balance Sheet Data	Dec 29, 2002	2001	2000	1999	1998

Net property, plant and equipment, and land and buildings held for sale	$221,014	$256,856	$354,873	$313,455	$470,017
Current portion of long-term debt	10,229	—	216,740	260,000	260,000
Long-term debt (less current portion)	129,923	—	137,545	22,891	—
Liabilities subject to compromise	—	516,173	—	—	—
Stockholders’ equity (deficit)	127,960	(144,939)	151,861	78,713	323,807
Total assets	$317,200	$407,850	$633,061	$475,871	$694,095
Number of employees at end of period	4,353	3,789	5,334	3,488	4,086

(1)	Results of operations for the six months ended December 29, 2002 included a $33.9 million impairment charge related to the write-off of all remaining goodwill, in accordance with FAS 142.

(2)	Results of operations for the six months ended June 30, 2002, included other income of $379.0 million associated with the extinguishment of liabilities subject to compromise as of June 30, 2002, and other income of $17.3 million to revalue the Company’s assets and liabilities at June 30, 2002, to fair value as prescribed by fresh-start reporting under SOP 90-7.

(3)	Results of operations for the six months ended June 30, 2002, included a $4.3 million restructuring/impairment charge in connection with the shutdown of the Company’s research and development facility in Santa Rosa, California,

(4)	Results of operations for the six months ended June 30, 2002, included a $47.5 million transitional impairment loss under SFAS 142. The loss was recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations.

(5)	Results of operations for 2001 included a $45.8 million impairment charge related to the write-down of land and buildings held for sale, a $4.4 million impairment charge related to manufacturing equipment no longer in service, and restructuring charges of $7.2 million primarily related to lease obligations on equipment no longer in service and additional facility closure costs.

(6)	Results of operations for 2001 included a $99.1 million interest expense charge related to accretion to bring the subordinated convertible notes up to their full face value of $230.0 million.

(7)	Results of operations for 2000 included a net $5.3 million restructuring charge, including an $8 million charge in connection with the ceasing of the Company’s Santa Rosa manufacturing operations, plus a net $2.7 million reversal of charges previously accrued for the 1997, 1998, and 1999 restructures.

(8)	Results of operations for 1999 included $143.7 million in restructuring charges and a $44.3 million impairment charge. The restructuring charges related primarily to the closing of the Company’s U.S. manufacturing operations. The impairment charge related to the write-down of goodwill which originated from the acquisition of Western Digital Corporation’s media operation.

(9)	Results of operations for 1998 included a $187.8 million restructuring charge that primarily related to an asset impairment charge of $175 million. Based on analysis of the Company’s production capacity and its expectations of the media market over the remaining life of the Company’s fixed assets, the Company concluded that it would not be able to recover the book value of those assets.

(10)	In accordance with SOP 90-7, we did not record interest expense on our outstanding debt during the chapter 11 proceedings from August 24, 2001, through June 30, 2002.

(11)	Earnings per share of the Predecessor Company are not presented as the amounts are not meaningful.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” and similar expressions. The Company’s business is subject to a number of risks and uncertainties. While this discussion represents our current judgment on the future direction of our business, these risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Some of the important factors that may influence possible differences are continued competitive factors, pricing pressures, changes in customer demand, and general economic conditions, as well as those discussed below in “Other Factors that May Affect Future Operating Results.”

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

      Adverse conditions in the thin-film media market, which began in mid-1997, have continued to impact our business. Demand for disk drives grew rapidly during the mid-1990s, and industry forecasts were for continued strong growth. Along with many of our competitors (both independent disk manufacturers and captive disk manufacturers owned by vertically integrated disk drive companies), in 1996 we committed to expansion programs and substantially increased media manufacturing capacity in 1997. In 1997, the rate of growth in demand for disk drives fell. Disk drive manufacturers abruptly reduced their orders for media from independent suppliers and relied more heavily on internal capacity to supply a larger proportion of their media requirements. The media industry’s capacity expansion, coupled with the decrease in the rate of demand growth, resulted in excess media production capacity. Due to classic micro-economic forces, this excess industry capacity caused sharp declines in average selling prices for disk products as independent suppliers struggled to utilize their capacity.

      In addition, by the end of 1998, most disk drives manufactured were transitioned to the use of advanced magneto-resistive media and recording heads. This transition led to unprecedented increases in areal density and, therefore, the amount of data that could be stored on a single disk platter. Increased storage capacity per disk allows drive manufacturers to offer lower-priced disk drives by incorporating fewer components into their disk drives. Because of this lower disk-per-drive ratio, demand for disks decreased overall during the period from 1997 through 2002, resulting in substantial excess disk production capacity. The significant amount of captive capacity employed by certain disk drive manufacturers also continues to impair the market opportunities for independent disk suppliers such as our company.

      As a result of the continuing excess disk production capacity in our industry, we closed U.S. manufacturing operations, merged with another company, and consolidated our combined U.S.-based manufacturing operations in Malaysia over the three-year period from 1999 through 2001. In June 2002, we announced that we would close the KMT research and development facility. The closure was completed in the third quarter of 2002.

      With the relocation of our manufacturing operations to our Malaysian facilities, our San Jose, California site is focused solely on activities related to research, process development, and product prototyping. Our selling, general, and administrative functions also remain in California. The shift of high-volume production to our cost-advantaged Malaysian manufacturing plants has improved our overall cost structure, resulting in lower unit production costs, and has improved our ability to respond to the continuing price pressures in the disk industry. We expect to maintain low costs by fully utilizing our Malaysian operations. In addition, we may acquire other low cost operations and enter into long-term contracts with suppliers to reduce or stabilize costs and grow our business.

     2002 versus 2001

      As discussed in Note 1 to the financial statements, we emerged from chapter 11 bankruptcy on June 30, 2002. In accordance with SOP 90-7, Financial Reporting by entities in Reorganization Under the Bankruptcy Code, we adopted fresh-start reporting and reflected the effects of the adoption in the consolidated financial statements for the six months ended June 30, 2002. As a result of the adoption of fresh-start reporting, the statements of operations for periods ended after June 30, 2002 are prepared on a different basis of accounting. Therefore, these financial statements are not comparable to the financial statements for prior periods.

      The following discussion compares the results of operations for the fiscal year ended December 29, 2002, to the fiscal year ended December 30, 2001. To facilitate an understanding of this discussion, we have provided the table below. The table shows our results of operations for the 2002 and 2001 fiscal years. Results of operations for 2002 include the combined income statement activity of the successor company and the predecessor company.

      The information in this table is not intended to replace our statements of operations prepared in accordance with accounting principles generally accepted in the United States of America. The table (in thousands) is as follows:

	Year Ended	Year Ended
	Dec 29, 2002	Dec 30, 2001

Net sales	$286,704	$282,613
Cost of sales	249,797	285,069

Gross profit (loss)	36,907	(2,456)
Research, development, and engineering expense	37,196	39,546
Selling, general, and administrative expense	17,739	19,929
Amortization of intangible assets	3,609	27,081
Impairment charges related to goodwill	33,870	—
Restructuring/impairment charges	5,211	57,430
In-process research and development	6,784	—
Interest income	(325)	(1,528)
Interest expense	6,553	155,192
Other income, net	(402,607)	(4,286)
Reorganization costs, net	6,511	6,066
Provision for (benefit from) income taxes	1,987	(9,433)
Minority interest/equity interest in net loss of related companies	(2,374)	(3,942)

Income (loss) before cumulative effect of change in accounting principle	318,005	(296,395)
Cumulative effect of change in accounting principle	(47,509)	—

Net income (loss)	$270,496	$(296,395)

Net Sales

      Net sales for 2002 were $286.7 million, an increase of $4.1 million from net sales of $282.6 million in 2001. Units shipped in 2002 increased to 47.7 million units, a 4.5 million unit increase compared to 43.2 million units in 2001. The overall shipment and revenue increases were primarily the result of market share gains which began in the third quarter of 2002, in addition to seasonally strong overall market conditions in the fourth quarter of 2002. Disk media unit shipment volume and total revenue increased over 100% in the fourth quarter of 2002 compared to the second quarter of 2002. Fourth quarter unit sales were somewhat constrained due to shortages of substrates from external suppliers.

      Our average selling price declined to $5.61 in 2002 compared to $6.16 in 2001. The decrease was primarily related to our efforts to increase market share, as well as continued general pricing pressure from customers due to excess capacity for the majority of 2002. With the strength of the fourth quarter 2002 shipments and customer demand, and migration of sales to new advanced products, our average selling price in the fourth quarter of 2002 increased slightly from the third quarter of 2002.

      Sales of partially completed disks (disk substrates) for fiscal 2002 were $19.3 million compared to $16.7 million in 2001. The increase reflects higher demand from customers in fiscal 2002. Disk substrate sales vary from period to period based on customer requirements.

      Based on traditional seasonal market trends, we expect lower unit shipments and revenue in the first quarter of 2003 compared to the fourth quarter of 2002. However, due to the strong start in the first quarter of 2003 and current demand from our customers, we expect that unit shipments may decrease less than 10% from the fourth quarter of 2002.

      In 2002, Western Digital accounted for approximately 61% of net sales, Maxtor accounted for 30% of net sales, and sales to other customers were less than 10% of net sales. In 2001, Western Digital accounted for approximately 59% of net sales and Maxtor accounted for 27% of net sales, and sales to other customers were less than 10% of net sales.

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

Gross Margin

      Our overall gross margin percentage of 12.9% in 2002 was 13.8 points higher than our overall 2001 gross loss percentage of 0.9% in 2001. The economies of scale associated with higher sales and production in the second half of 2002 significantly lowered our cost per disk, and accounted for 23.7% of the increase. However, the higher sales volume was offset by the lower average selling price, and accounted for a 9.9% decline in gross margin.

      We expect similar variable cost per unit in 2003 compared to 2002 while continuing to advance our technology. We expect our fixed cost per unit in 2003 to vary based on changes in production volumes from the level achieved in the fourth quarter of 2002.

Research, Development, and Engineering

      Research, development, and engineering (R&D) expenses were $37.2 million in 2002, a $2.3 million decrease compared to $39.5 million in 2001. The decrease in costs reflected lower costs associated with the KMT plant shutdown and higher costs in the first half of 2001, reflecting additional costs incurred in Malaysia to qualify customer programs on the initial equipment relocated from the U.S. We expect R&D spending in 2003 to be similar to 2001 and 2002 levels.

Selling, General, and Administrative

      Selling, general, and administrative expenses were $17.7 million in 2002, a $2.2 million decrease over $19.9 million in 2001. The decrease is primarily related to lower headcount and payroll-related costs which were partially offset by stock compensation expense which was not applicable in 2001. We expect selling, general, and administrative expenses in 2003 to be similar to 2001 and 2002 levels.

Amortization of Intangible Assets

      Amortization of intangible assets was $3.6 million in 2002, compared to $27.1 million in 2001. The decrease of $23.5 million was primarily due to the cessation of amortization of goodwill beginning in January 2002, in accordance with SFAS 142. Amortization of intangible assets of $1.8 million was included in cost of sales for the second half of 2002, as it represents amortization of developed technology and amortization of the Western Digital volume purchase agreement.

Restructuring/ Impairment Charges

      We recorded restructuring charges of $5.2 million in 2002 and $7.2 million in 2001. The $5.2 million charge for 2002 included $4.3 million related to the closure of the KMT research and development facility in the second quarter of 2002, $0.9 million related to professional fees associated with the chapter 11 bankruptcy case and Exit Facility fees. The $7.2 million charge for 2001 reflected additional costs associated with lease obligations on equipment no longer in service, and costs for closing the former HMT facilities.

      Impairment charges in 2002 were $33.9 million. Upon the adoption of fresh-start reporting as of June 30, 2002, we had a goodwill balance of $33.9 million, which equaled the reorganization value in excess of amounts allocable to identifiable net assets recorded in accordance with SOP 90-7. In the fourth quarter of 2002, in accordance with FAS 142 requirements, we performed our first annual goodwill impairment test. As a result of that test, we wrote off the entire $33.9 million goodwill balance.

      Impairment charges of $50.2 million in 2001 included a $35.4 million write-down of land and buildings held for sale in Eugene, Oregon, and Fremont, California in the second quarter, and an additional $10.4 million write-down on the same properties in the fourth quarter. The impairment write-downs resulted from currently-depressed market conditions for commercial real estate, and were based on an independent valuation (net of estimated selling costs). We also recorded $4.4 million of impairment charges for manufacturing equipment no longer in service in 2001.

In-Process Research and Development

      Upon adoption of fresh-start reporting, in June 2002, the Company recorded certain intangible assets including in-process research and development of $6.8 million, which was expensed in the third quarter of 2002.

Interest Income and Interest Expense

      Interest income was $0.3 million in 2002, compared to $1.5 million in 2001. The decrease primarily reflected lower investment interest rates during 2002 and lower average cash balances in 2002.

      Interest expense decreased by $148.6 million in 2002, from $155.2 million in 2001 to $6.6 million in 2002. Interest expense in 2002 included interest on our new debt in the second half of 2002 subsequent to emergence from chapter 11 bankruptcy. Interest expense in 2001 primarily reflected interest, including accretion, on all old debt through our chapter 11 bankruptcy filing on August 24, 2001, and an additional $99.1 million of accretion to record the full face value of the HMT debt (which was assumed upon the acquisition of HMT) upon our default on our debt agreements.

Other Income, Net

      Other income in 2002 was $402.6 million, an increase of $398.3 million over $4.3 million in 2001. The increase included a net gain of $396.4 million associated with the chapter 11 cancellation of liabilities subject to compromise and fresh-start reporting and a net $2.2 million property tax refund.

      Other income of $4.3 million in 2001 primarily included $2.0 million in refunds for manufacturing work not completed by vendors, $0.7 million in cash received on a note receivable that had been written off, and $0.6 million in realized gain on cumulative translation adjustments. The remaining $1.0 million primarily represented other miscellaneous income.

Reorganization Costs, Net

      Reorganization costs of $6.5 million in 2002 primarily included a $5.0 million charge associated with the Magnetic Media Development LLC (MMD) bankruptcy claim and professional fees related to the bankruptcy filing.

      Reorganization costs of $6.1 million in 2001 primarily included $2.3 million in accretion to bring the note payable to Western Digital to its face value, $1.9 million in professional fees, and a $1.9 million adjustment to increase liabilities subject to compromise to the amount of the Western Digital equipment lease claim.

      Reorganization costs, net relate solely to the bankruptcy filing. Accordingly, no further costs may be recorded on this line on the consolidated statement of operations subsequent to emergence on June 30, 2002.

Income Taxes

      Income tax expense of $2.0 million in 2002 represents foreign withholding taxes on royalty and interest payments. In 2001, we recorded an income tax benefit of $9.4 million, which was primarily related to the reversal of income tax payable due to the expiration of the statutory periods to audit our federal and state tax returns, net of $1.3 million of foreign withholding taxes on royalty and interest payments and foreign taxes of subsidiaries.

      Our wholly-owned thin-film media operation, KMS, has a ten-year initial tax holiday through June 2003 for its first plant site in Malaysia. KMS has also been granted an additional eight-year and ten-year tax holiday through December 2006 and 2008 for its second and third plant sites in Malaysia, respectively. We are currently applying for an extension of the tax holiday expiring in June 2003. We may or may not receive an extension. In 2002 the tax holidays increased our net income by $8.2 million. The tax holidays had no impact on our net losses in 2001.

Minority/ Equity Interest in Net Loss of Related Companies

      In April 2002, we purchased Kobe Steel USA Holding’s, Inc.’s (Kobe USA) 20% share of KMT in exchange for certain idle assets. The purchase increased our ownership percentage of KMT to 100%. In the third quarter of 2002, we closed the KMT operation. The minority interest for Kobe USA’s 20% share of KMT’s net income in 2001 was less than $0.1 million.

      In the second quarter of 2002, in accordance with fresh-start reporting requirements, our remaining investment in Chahaya of $1.7 million was written down to its estimated fair value of zero. Accordingly, no further equity in the net losses of Chahaya was recorded in the last half of 2002. Further, Chahaya ceased operations in the fourth quarter of 2002. In 2002 and 2001, we recorded our equity share of Chahaya’s net loss of $2.4 million and $3.9 million, respectively.

Cumulative Effect of Change in Accounting Principle

      As discussed in Note 3, we adopted SFAS No. 142 and recorded the effects of adoption in June 2002 on a cumulative effect basis as of the first day of the 2002 fiscal year.

      Under SFAS No. 142, we were required to perform a transitional impairment analysis on our goodwill. The transitional impairment loss of $47.5 million was recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

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

      In 2001, Western Digital accounted for approximately 59% of net sales, Maxtor accounted for 27% of net sales, and Seagate Technology accounted for 7% of net sales. In 2000, Western Digital accounted for approximately 50% of net sales, Maxtor accounted for 28% of net sales, and Seagate Technology accounted for 17% of net sales.

     Gross Profit (Loss)

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

      In 2001 we recorded $16.9 million compared to $6.2 million in 2000 of amortization of intangibles associated with our merger with HMT. The increase reflects four quarters of amortization of intangibles from the HMT merger, compared to only one quarter of amortization in 2000. The value and amortization period of goodwill and other intangibles was reassessed in 2002 in accordance with SFAS 142, “Goodwill and Other Identifiable Intangible Assets.”

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

     Interest Income/ Expense

      Interest income declined by $2.6 million, from $4.1 million in 2000 to $1.5 million in 2001. The decrease was due to lower average cash and investment balances during 2001.

      Interest expense increased by $109.8 million in 2001, from $45.4 million in 2000 to $155.2 million in 2001. The increase was primarily the result of the accretion of the HMT debt over approximately eight months in 2001 versus three months in 2000, and the accretion of $99.1 million in 2001 to record full face value of the HMT debt upon our default on the debt agreements. No interest expense was recorded after our chapter 11 Bankruptcy filing on August 24, 2001 until our emergence from chapter 11 Bankruptcy on June 30, 2002.

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

      The Company’s wholly-owned thin-film media operation, KMS, received a five-year extension of its initial tax holiday through June 2003 for its first plant site in Malaysia. KMS has also been granted an additional eight-year and ten-year tax holiday through December 2006 and 2008 for its second and third plant sites in Malaysia, respectively. The tax holidays had no impact on the Company’s net losses in 2001. In 2000, the tax holiday reduced the Company’s net loss by approximately $8.8 million.

     Minority/ Equity Interest in Net Loss of Related Companies

      The minority interest in the net income of consolidated subsidiary during 2001 represented Kobe Steel USA Holdings Inc.’s, (Kobe USA) share of KMT’s net income. KMT recorded net income of $0.1 million in 2001 and a $12.7 million net loss (including an $8.0 million restructuring charge) in 2000.

      In November 2000, we formed Chahaya Optronics, Inc. (Chahaya) with two venture capital firms. We contributed key personnel, design and tooling, manufacturing systems, equipment, facilities, and support services in exchange for a 45% interest in Chahaya. Chahaya occupied facilities located in Fremont, California, and was formed to provide manufacturing services, primarily in the field of optical components and subsystems.

      We recorded an investment in Chahaya for $12.0 million in the fourth quarter of 2000. The investment included $4.0 million for expected future cash payments and $8.0 million for facilities, facility services, and equipment. In June 2001, our investment was reduced by $4.0 million due to cancellation of the shares related to the future $4 million cash contribution. This activity, as well as additional changes in Chahaya’s equity structure, reduced our ownership percentage to 34% at the end of our 2001 fiscal year. In 2001, we recorded a $3.9 million loss as our equity share of Chahaya’s net loss. Chahaya ceased operations in the fourth quarter of 2002.

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

      As a result of the adoption of fresh-start reporting, our post-emergence (successor) financial statements are not comparable with our pre-emergence (predecessor) financial statements because they are, in effect, those of a new entity.

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

      From December 30, 2001, to December 29, 2002, our allowance for sales returns decreased by $0.3 million. The decrease in the allowance reflects a decrease in the number of specific items that may possibly be returned.

     Allowance for Doubtful Accounts

      We record an allowance for doubtful accounts based on estimates of collection risk associated with our accounts receivable. We specifically analyze our accounts receivable and analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The majority of our sales and resulting accounts receivable are concentrated among a few large customers. As a result of this sales concentration, at December 29, 2002, 62% of our accounts receivable was with one customer for which no allowance was provided. Historically, we have not experienced material differences between our estimated allowance for doubtful accounts and actual results. However, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, our results would suffer and additional allowances may be required.

      From December 30, 2001, to December 29, 2002, our allowance for doubtful accounts decreased by $1.2 million. The decline reflects a $0.9 million write-off of fully-reserved receivables during the first quarter of 2002, as well as a $0.3 million reduction, reflecting improvements in customers’ payment history.

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

     Goodwill and Other Intangible Assets

      On January 1, 2002, we adopted SFAS No. 142. As a result of adopting this standard, we will continue to amortize identifiable intangible assets with finite lives. SFAS 142 requires that goodwill be evaluated for impairment at least on an annual basis.

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

      On adoption of SFAS No. 142, we were required to complete a transitional impairment analysis of our goodwill as of January 1, 2002. We completed the transitional impairment analysis during the three months ended June 30, 2002 and recorded a transitional impairment loss of $47.5 million. The transitional impairment loss of $47.5 million was recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations as of January 1, 2002, resulting in a restatement of the net loss for the three-month period ended March 31, 2002 from $10.2 million to a net loss of $57.7 million.

      Upon the adoption of fresh-start reporting as of June 30, 2002, we had a goodwill balance of $33.9 million, which equaled the reorganization value in excess of amounts allocable to identifiable net assets recorded in accordance with SOP 90-7. We also had other intangible assets in the amount of $17.6 million, which consisted of: 1) developed technology of $3.1 million, which will be amortized on a straight-line basis over its estimated useful life of four years; 2) a volume purchase agreement of $7.7 million, which will be amortized on a straight-line basis over its remaining useful life of three and one-quarter years; and 3) in-process research and development of $6.8 million (which was expensed in the third quarter of 2002). In the fourth quarter of 2002, the $33.9 million of goodwill was written off based on the results of our annual impairment test, in accordance with FAS 142.

Liquidity and Capital Resources

      The following liquidity discussion is intended to identify significant sources and uses of cash and cash equivalents for the 2002 fiscal year. To facilitate an understanding of this discussion, we have provided the table below. The table combines cash flow activity for the six months ended June 30, 2002 (predecessor company) and the six months ended December 29, 2002 (successor company) .

      The information in this table is not intended to replace our statements of cash flows prepared in accordance with GAAP. The table (in thousands) is as follows:

Year
Ended
Dec 29, 2002

Net income	$270,496
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on debt and revaluation of assets and liabilities	(396,376)
Cumulative effect of change in accounting principle	47,509
Impairment charges related to property, plant, and equipment and goodwill	34,086
Depreciation and amortization on property, plant, and equipment	50,112
Amortization of intangible assets	5,458
In-process research and development	6,784
Amortization of deferred stock compensation	2,403
Non-cash interest charges	3,090
Gain on disposal of property, plant, and equipment	(2,296)
Equity in net loss of unconsolidated company	2,374
Restructuring charges	4,995
Reorganization costs, net	6,511
Accounts receivable	(21,093)
Inventories	(3,357)
Prepaid expenses and deposits	(410)
Accounts payable	20,368
Accrued expenses and other liabilities	(13,718)

Net cash provided by operating activities	16,936
Acquisition of property, plant, and equipment	(13,893)
Proceeds from disposal of property, plant, and equipment	3,312
Other investing activities	103

Net cash used in investing activities	(10,478)
Payment of debt	(424)

Increase in cash and cash equivalents	6,034
Cash and cash equivalents at December 30, 2001	17,486

Cash and cash equivalents at December 29, 2002	$23,520

      Cash and cash equivalents of $23.5 million at the end of the 2002 fiscal year increased by $6.0 million from the end of the 2001 fiscal year. The increase primarily reflected a $16.9 million increase resulting from consolidated operating activities, offset by $13.9 million of spending on property, plant, and equipment, plus $3.3 million in proceeds from the sale of idle manufacturing equipment.

      Consolidated operating activities generated $16.9 million in cash in 2002. The primary components of this change include the following:

•	$270.5 million of net income;

•	non-cash adjustments totaling a reduction of $235.4 million, which primarily included a $396.4 million adjustment to net income for the non-cash net gain on extinguishment of liabilities subject to compromise and revaluation of assets for fresh-start reporting related to the emergence from chapter 11, a $47.5 million non-cash loss reflecting the cumulative effect of change in accounting principle on adoption of FAS 142, $50.1 million of depreciation and amortization, a $33.9 million charge related to the write-off of remaining goodwill, and a $6.8 million write-off of in-process research and development;

•	an accounts receivable increase of $21.1 million due to increased sales in the fourth quarter of 2002;

•	an inventory increase of $3.4 million due to increased manufacturing activity in the fourth quarter of 2002;

•	an accounts payable increase of $20.4 million due to increased spending to support higher production volumes in the fourth quarter of 2002; and

•	an accrued expenses and other liabilities decrease of $13.7 million, which primarily reflected payments of previously accrued expenses related to restructurings, and chapter 11-related expenses.

      Based on current operating forecasts, we estimate that the cash balance and cash from operations will be adequate to support our continuing operations, capital spending plan, and interest and debt payments for at least the next twelve months. Additionally, we can borrow under the Exit Facility, which is described below. We currently have no borrowings under the Exit Facility.

      The Exit Facility is a revolving credit facility providing for advances having a principal amount of up to $15.0 million at any time outstanding, with a $3.0 million letter of credit sub-facility. The Exit Facility expires June 30, 2005. As of December 29, 2002, there were no borrowings under the Exit Facility. The Company’s total outstanding borrowings under the Exit Facility at any one time may not exceed the lesser of $15.0 million or 70% of the fair market value of certain of the Company’s assets less a reserve, and less additional reserves that may be created by the Administrative Agent from time to time, as set forth in the Exit Facility agreement. The Exit Facility is secured by a first-priority security interest in substantially all of the Company’s assets, including tangible and intangible assets (except in the case of the Company’s ownership interest in its foreign subsidiaries, which is limited to a pledge of 65% of such equity interests). Interest is payable monthly in arrears at a rate of 12% per annum on the outstanding principal amount. A commitment fee of $0.3 million was paid in order to obtain the Exit Facility, and there will be ongoing unused commitment fees due on a monthly basis at an annual rate of 0.5% on the average unused portion of the $15.0 million facility during the preceding month.

      The Exit Facility contains affirmative, negative and financial covenants binding on the Company and its subsidiaries. The negative covenants include restrictions on the ability of the Company and its subsidiaries to incur indebtedness and make guarantees, grant liens, sell assets, declare dividends, make investments and make capital expenditures, and financial covenants include the maintenance of minimum adjusted tangible net worth, minimum adjusted working capital, and a total cash debt service coverage ratio.

      In 2002, total restructuring payments were $4.1 million and total chapter 11 cash distributions were $4.6 million. We anticipate that the remaining chapter 11 distributions of $0.4 million will be paid upon settlement of the remaining claims. Remaining claims are expected to be settled in early 2003. Substantially all of the chapter 11-related expenses have been paid.

      In 2002, we received $3.3 million in cash proceeds from the sale of idle equipment, and we spent $13.9 million on fixed asset acquisitions. We repaid $0.4 million of debt in fiscal 2002.

      Current non-cancelable capital commitments as of December 29, 2002 totaled $2.4 million. Capital expenditures were $13.9 million in 2002. For 2003, we plan to spend approximately $20.0 million on property, plant and equipment for projects designed to improve yield and productivity, as well as costs to improve equipment capability for the manufacture of advanced products.

      We lease certain research and administrative facilities under operating leases that expire at various dates between 2004 and 2007. Certain of these leases include renewal options varying from five to twenty years. At

December 29, 2002, the future minimum commitments for non-cancelable operating facility leases, equipment leases, and a facility sublease are as follows (in thousands):

	Minimum
	Lease	Sublease
	Payments	Payments

2003	$3,939	$1,494
2004	3,633	1,539
2005	3,425	1,585
2006	3,308	1,633
2007	446	414

	$14,751	$6,665

      In accordance with our confirmed Plan of Reorganization (see Note 2), we entered into a $15.0 million Exit Facility (discussed above). Additionally, we issued $85.3 million of cash pay notes and $43.5 million of paid-in-kind (PIK) notes (Senior Secured Notes), $7.0 million of subordinated PIK notes (Junior Secured Notes), and $1.7 million of secured and unsecured promissory notes.

      Under the Senior Secured Notes Indenture, a total of $128.8 million of Senior Secured Notes were issued. The Senior Secured Notes have a cash-pay portion of $85.3 million and a PIK portion of $43.5 million. The cash-pay portion of the Senior Secured Notes: a) is due on June 30, 2007; b) is payable in quarterly installments over a four-year period on a straight-line basis beginning on July 15, 2003; and c) pays interest monthly in arrears in cash, and bears interest at the greater of 8% per annum and a rate per annum equal to the prime rate of interest (which was 4.25% at December 29, 2002) plus three hundred basis points. The PIK portion of the Senior Secured Notes: a) is due on June 30, 2007; and b) pays interest in-kind (i.e., by increasing the principal amount of the Senior Secured Notes) monthly in arrears, and bears interest at a rate of 12% per annum. The Senior Secured Notes are secured by a second priority security interest in substantially all of the Company’s assets (except in the case of its ownership interest in its foreign subsidiaries, which is limited to a pledge of 65% of such equity interests). The Senior Secured Notes, including accrued and unpaid interest, are due and payable in cash on June 30, 2007.

      Under the Senior Secured Notes Indenture, the Company has an obligation to make certain payments with the net proceeds of the issuance of certain debt or equity securities and the sale of certain assets permitted to be sold under the indenture. All net proceeds from the issuance of such securities or the sale of these assets must first be used to pay down the outstanding balance, if any, under the Exit Facility and certain indebtedness secured by a lien on the assets sold in the case of an asset sale, and to permanently reduce the loan commitment under the Exit Facility. In the case of proceeds from the issuance of debt or equity securities, the Company is required to use 50% of any remaining proceeds to redeem the Senior Secured Notes, subject to the limitations set forth in the indenture. The Company is required to use 50% of any remaining proceeds from such asset sales to place up to $20.0 million into an escrow account and, to the extent not so deposited, to redeem the principal amount of the Senior Secured Notes under the indenture based on specific criteria.

      The indenture governing the Senior Secured Notes contains affirmative, negative and financial covenants binding on the Company and its subsidiaries. The negative covenants include restrictions on ability of the Company and its subsidiaries to pay dividends, incur indebtedness, make investments, create liens, sell assets, and make capital expenditures. The financial covenants include requirements with respect to minimum adjusted tangible net worth, minimum adjusted networking capital and a total cash debt service coverage ratio. The Senior Secured Notes Indenture has cross-default provisions to the Exit Facility and the Junior Secured Notes.

      Under the Junior Secured Notes Indenture, $7.0 million of Junior Secured Notes were issued. The Junior Secured Notes: a) have a maturity date of December 31, 2007; b) pay interest entirely in-kind (i.e., by increasing the principal amount of the Junior Secured Notes) monthly in arrears, and bear interest at a rate of 12% per annum; c) are fully subordinated to the Exit Facility and Senior Secured Notes Indenture; d) are secured by a third priority interest in the collateral pledged to secure the Exit Facility and Senior Secured

Notes, which security interest is fully subordinated to the security interest granted in respect of the Exit Facility and Senior Secured Notes; and e) have cross-default provisions to the Exit Facility and Senior Secured Notes. The Junior Secured Notes, including accrued and unpaid interest, are due and payable in cash on December 31, 2007.

      Under the Junior Secured Notes Indenture, to the extent that any proceeds remain, after prepayment of the Exit Facility and the Senior Secured Notes, from the sales of equity or debt securities and assets sales that trigger prepayment under the Senior Secured Notes Indenture, the Company is required to use such proceeds to redeem the Junior Secured Notes, subject to the limitations set forth in the indenture.

      The indenture governing the Junior Secured Notes contains affirmative, negative and financial covenants binding on the Company and its subsidiaries. The negative covenants include restrictions as on ability of the Company and its subsidiaries to pay dividends, incur indebtedness, make investments, create liens, sell assets and make capital expenditures. The financial covenants include requirements with respect to minimum adjusted tangible net worth, minimum adjusted networking capital and a total cash debt service coverage ratio.

      As of December 29, 2002, the future minimum principal payments due under these debt agreements are as follows (in thousands):

Minimum
Principal
Payments

2003	$10,229
2004	20,283
2005	20,298
2006	20,314
2007	68,894
Thereafter	134

$140,152

Other

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to (i) include disclosure of certain obligations and (ii) if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The disclosure provisions of the Interpretation are effective for financial statements of interim or annual reports that end after December 15, 2002. The adoption of the disclosure requirements of FIN 45 had no impact on the Company’s disclosures as of December 29, 2002. The recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 29, 2002. The Company is currently assessing the impact of adopting the initial recognition and initial measurement requirements of FIN 45 on its consolidated financial statements and will adopt them in the first quarter of fiscal 2003.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company does not expect the adoption of FIN 46 to have a material impact on its consolidated financial statements.

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

      A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, a large portion of our payroll, certain operating expenses and capital purchases are transacted in other currencies, primarily Malaysian ringgit. Since late 1998, the ringgit has been pegged at a conversion rate of 3.8 Malaysian ringgit to the U.S. dollar. If the pegging is lifted in the future, we will evaluate whether or not we will enter any hedging contracts for the Malaysian ringgit. Expenses recorded in Malaysian ringgit in fiscal 2002 amounted to approximately $39.9 million.

      We have $85.3 million in senior secured cash pay notes outstanding which bear interest at the prime rate plus 3% (such rate not to be less than 8% per annum) and mature in June 2007. A hypothetical 100 basis point increase in interest rates over the 8% minimum would result in approximately $0.9 million of additional interest expense each year.

Controls and Procedures

      We maintain a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, and summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers including our Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be disclosed in our filings under periodic Securities and Exchange Commission filings.

      Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8.	Consolidated Financial Statements and Supplementary Data

KOMAG, INCORPORATED

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Komag, Incorporated

      We have audited the accompanying consolidated balance sheets of Komag, Incorporated and subsidiaries (the Company) as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the six-month periods ended December 29, 2002 and June 30, 2002, and for the year ended December 30, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Komag, Incorporated and subsidiaries as of December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for the six-month periods ended December 29, 2002 and June 30, 2002, and for the year ended December 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Notes 1 and 11 to the consolidated financial statements, effective as of the beginning of the 2002 fiscal year, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.

      As discussed in Notes 1, 2, and 3 to the consolidated financial statements, the Company’s plan of reorganization under Chapter 11 of the United States Bankruptcy Code became effective on June 30, 2002. As a result of the adoption of “fresh-start” reporting in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” the consolidated financial statements as of and for the six-month period ended December 29, 2002 are presented on a different reporting basis than the periods before the emergence from bankruptcy, and are therefore not comparable.

KPMG LLP

Mountain View, California

January 16, 2003, except as to Note 17,
which is as of February 25, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Komag, Incorporated

      We have audited the consolidated statements of operations, stockholders’ equity, and cash flows of Komag, Incorporated for the year ended December 31, 2000. Our audit also included the financial statement schedule for the year ended December 31, 2000 listed in the Index at Item 14(a). These consolidated statements of operations, stockholders’ equity, and cash flows and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated statements of operations, stockholders’ equity, and cash flows and schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, based on our audit, the consolidated statements of operations, stockholders’ equity, and cash flows referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2000, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and significant short-term debt raise substantial doubt about its ability to continue as a going concern. The 2000 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ERNST & YOUNG LLP

San Jose, California

January 29, 2001

KOMAG, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Successor	Predecessor	Predecessor	Predecessor
	Company	Company	Company	Company

	Six Months	Six Months	Year	Year
	Ended	Ended	Ended	Ended
	Dec 29, 2002	June 30, 2002	Dec 30, 2001	Dec 31, 2000

Net sales	$174,749	$111,955	$282,613	$358,463
Cost of sales	143,009	106,788	285,069	323,475

Gross profit (loss)	31,740	5,167	(2,456)	34,988
Operating expenses:
Research, development, and engineering	18,400	18,796	39,546	35,309
Selling, general, and administrative	9,483	8,256	19,929	16,251
Amortization of intangible assets	—	3,609	27,081	16,430
Impairment charges related to goodwill	33,870	—	—	—
Restructuring/impairment charges	893	4,318	57,430	5,293
In-process research and development	6,784	—	—	—

	69,430	34,979	143,986	73,283

Operating loss	(37,690)	(29,812)	(146,442)	(38,295)
Other income (expense):
Interest income	132	193	1,528	4,085
Interest expense	(6,553)	—	(155,192)	(45,428)
Other income, net	3,460	399,147	4,286	3,844

	(2,961)	399,340	(149,378)	(37,499)

Income (loss) before reorganization costs, income taxes, minority interest/equity interest in net loss of related companies, and cumulative effect of change in accounting principle	(40,651)	369,528	(295,820)	(75,794)
Reorganization costs, net	—	6,511	6,066	—
Provision for (benefit from) income taxes	1,268	719	(9,433)	(5,188)

Income (loss) before minority interest/equity interest in net loss of related companies, and cumulative effect of change in accounting principle	(41,919)	362,298	(292,453)	(70,606)
Minority interest/equity interest in net loss of related companies	—	(2,374)	(3,942)	2,548

Income (loss) before cumulative effect of change in accounting principle	(41,919)	359,924	(296,395)	(68,058)
Cumulative effect of change in accounting principle	—	(47,509)	—	—

Net income (loss)	$(41,919)	$312,415	$(296,395)	$(68,058)

Basic and diluted net loss per share	$(1.84)

Number of shares used in basic and diluted per share computations	22,840

See notes to consolidated financial statements.

KOMAG, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Successor	Predecessor
	Company	Company

	Dec 29, 2002	Dec 30, 2001

ASSETS
Current assets
Cash and cash equivalents	$23,520	$17,486
Short-term investments	—	335
Accounts receivable (less allowances of $1,101 in 2002 and $2,593 in 2001)	46,241	25,148
Inventories	14,925	11,766
Prepaid expenses and deposits	2,288	1,878

Total current assets	86,974	56,613
Investment in unconsolidated company	—	4,076
Property, plant, and equipment, net	196,414	232,256
Land and buildings held for sale	24,600	24,600
Goodwill	—	81,379
Other intangible assets, net	9,142	8,806
Other assets	70	120

	$317,200	$407,850

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current portion of long-term debt	$10,229	$—
Trade accounts payable	35,371	15,003
Accrued expenses and other liabilities	13,717	18,302

Total current liabilities	59,317	33,305
Long-term debt	129,923	—
Other long-term liabilities	—	1,913
Liabilities subject to compromise	—	516,173
Minority interest in consolidated subsidiary	—	1,398

Total liabilities	189,240	552,789
Commitments
Stockholders’ equity (deficit)
Common stock, $0.01 par value per share:
Authorized — 50,000 shares in 2002 and 250,000 shares in 2001
Issued and outstanding — 23,172 shares in 2002 and 111,925 shares in 2001	232	1,119
Additional paid-in capital	171,876	586,304
Deferred stock-based compensation	(2,229)	—
Accumulated deficit	(41,919)	(732,362)

Total stockholders’ equity (deficit)	127,960	(144,939)

	$317,200	$407,850

See notes to consolidated financial statements.

KOMAG, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor	Predecessor	Predecessor
	Company	Company	Company	Company

	Six Months	Six Months	Year	Year
	Ended	Ended	Ended	Ended
	Dec. 29, 2002	June 30, 2002	Dec. 30, 2001	Dec. 31, 2000

	(In thousands)
Operating Activities
Net income (loss)	$(41,919)	$312,415	$(296,395)	$(68,058)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on extinguishment of liabilities subject to compromise and revaluation of assets and liabilities pursuant to fresh-start reporting	—	(396,376)	—	—
Gain on restructuring of debt	—	—	—	(3,772)
Cumulative effect of change in accounting principle	—	47,509	—	—
Impairment charges related to property, plant, and equipment and goodwill	33,870	216	50,235	—
Depreciation and amortization on property, plant, and equipment	24,114	25,998	68,925	75,064
Amortization of intangible assets	1,849	3,609	27,081	16,430
In-process research and development	6,784	—	—	—
Amortization of deferred stock compensation	2,403	—	—	—
Non-cash interest charges	3,090	—	134,057	18,942
Gain on liquidation of subsidiary	—	—	(579)	—
Loss (gain) on disposal of property, plant, and equipment, net	(513)	(1,783)	146	3,615
Deferred income taxes	—	—	(10,810)	(6,859)
Minority interest/equity interest in net loss of related companies	—	2,374	3,942	(2,548)
Changes in operating assets and liabilities:
Accounts receivable	(25,327)	4,234	15,095	9,363
Inventories	(1,288)	(2,069)	9,676	15,103
Prepaid expenses and deposits	1,070	(1,480)	1,452	(3,537)
Trade accounts payable	14,498	5,870	(10,844)	(752)
Accrued expenses and other liabilities	(10,416)	1,693	(21,084)	(29,544)

	8,215	2,210	(29,103)	23,447
Reorganization costs, net	—	6,511	6,066	—

Net cash provided by (used in) operating activities	8,215	8,721	(23,037)	23,447
Investing Activities
Acquisition of property, plant and equipment	(7,038)	(6,855)	(25,673)	(29,266)
Purchases of short-term investments	—	(338)	(5,777)	(8,104)
Proceeds from short-term investments at maturity	338	335	15,039	20,201
Proceeds from disposal of property, plant and equipment	624	2,688	539	1,384
Changes in deposits and other assets	(191)	(41)	154	1,596
Merger of business, net of cash	—	—	—	23,282

Net cash provided by (used in) investing activities	(6,267)	(4,211)	(15,718)	9,093
Financing Activities
Payment of debt	(424)	—	(15,000)	(30,000)
Proceeds from sale of common stock, net of issuance costs	—	—	174	3,411

Net cash used in financing activities	(424)	—	(14,826)	(26,589)

Increase (decrease) in cash and cash equivalents	1,524	4,510	(53,581)	5,951
Cash and cash equivalents at beginning of period	21,996	17,486	71,067	65,116

Cash and cash equivalents at end of period	$23,520	$21,996	$17,486	$71,067

Supplemental disclosure of cash flow information
Cash paid for interest	$3,176	$—	$14,703	$25,638
Cash paid (refunded) for income taxes	$473	$561	$27	$(726)
Non-cash activities
Acquisition of minority interest	$1,398	$—	$—	$—

See notes to consolidated financial statements.

KOMAG, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional	Deferred		Other
			Paid-in	Stock-Based	Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Income	Total

	(In thousands)
PREDECESSOR COMPANY
Balance at January 2, 2000	65,875	$659	$445,384	$—	$(367,909)	$579	$78,713
Net loss and comprehensive loss					(68,058)		(68,058)
Common stock issued in connection with merger	42,775	428	134,593				135,021
Issuance of warrants for debt restructure			2,774				2,774
Common stock issued under stock option and purchase plans, and private placement	2,980	29	3,382				3,411

Balance at December 31, 2000	111,630	1,116	586,133	—	(435,967)	579	151,861
Net loss					(296,395)		(296,395)
Realized gain on liquidation of subsidiary						(579)	(579)

Total comprehensive loss							(296,974)
Common stock issued under stock option and purchase plans	295	3	171				174

Balance at December 30, 2001	111,925	1,119	586,304	—	(732,362)	—	(144,939)
Net income for the period from December 31, 2001 to June 30, 2002					312,415		312,415
Equity fresh-start adjustments on emergence from bankruptcy	(111,925)	(1,119)	(586,304)		419,947		(167,476)
Issuance of new common stock	22,826	228	167,248				167,476

Balance at June 30, 2002	22,826	228	167,248	—	—	—	167,476
SUCCESSOR COMPANY
Net loss for the period from July 1, 2002 to December 29, 2002					(41,919)		(41,919)
Deferred stock-based compensation			4,632	(4,632)			—
Amortization of deferred stock-based compensation				2,403			2,403
Common stock issued under stock plan	346	4	(4)				—

Balance at December 29, 2002	23,172	$232	$171,876	$(2,229)	$(41,919)	$—	$127,960

See notes to consolidated financial statements.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Basis of Presentation

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and equity in an unconsolidated company. In addition, the Company’s consolidated financial statements include the accounts of Komag Material Technology, Inc. (KMT), which was an 80%-owned subsidiary through April 2002, and 100%-owned thereafter. The Company liquidated the subsidiary in September 2002. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The December 31, 2000 financial statements were prepared on a going concern basis. The Company had incurred recent recurring losses ($68.1 million in 2000) and had $216.7 million in senior debt outstanding that was scheduled to mature in 2001.

      As discussed in Note 2, Komag, Incorporated (KUS) filed a voluntary petition for reorganization under chapter 11 of the United States Code (the Bankruptcy Code) on August 24, 2001 (the Petition Date). The petition was filed with the United States Bankruptcy Court for the Northern District of California. The petition related only to the Company’s U.S. corporate parent, KUS, and did not include any of its subsidiaries.

      KUS proposed, and the Bankruptcy Court confirmed, the Further Modified First Amended Plan of Reorganization (the Plan), which became effective on June 30, 2002 (see Note 2). KUS emerged from bankruptcy on that date. Thus, in accordance with Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the Company adopted fresh-start reporting and reflected the effects of the adoption in the consolidated financial statements for the six months ended June 30, 2002. Fresh-start reporting requires the recording of assets and liabilities at fair value, and stockholders’ equity based on the reorganization (enterprise) value. Accordingly, the December 29, 2002 consolidated balance sheet is not comparable to the December 30, 2001 consolidated balance sheet because it is, in effect, that of a new entity. Further, as a result of the adoption of fresh-start reporting, the statements of operations and statements of cash flows for periods ended after June 30, 2002 are prepared on a basis of accounting that is different from that utilized for periods ended prior to June 30, 2002. These financial statements, are therefore not comparable to the financial statements for periods ended on or prior to June 30, 2002. See Note 3 for the effects of the adoption of fresh-start reporting.

      Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

      Fiscal Year: The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The 2001 and 2000 fiscal years were both 52-week years. The six months ended December 29, 2002, and June 30, 2002, both consisted of a 26-week period.

      Cash Equivalents: The Company considers as a cash equivalent any highly-liquid investment that matures within three months of its purchase date.

      Short-Term Investments: The Company invests its excess cash in high-quality, short-term debt instruments which do not have maturities greater than one year. Interest on the investments are included in interest income.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the Company’s investments by major security type at amortized cost, which approximates fair value (in thousands):

	Successor	Predecessor
	Company	Company

	Dec 29, 2002	Dec 30, 2001

Corporate debt securities	$7,902	$6,874
Government-backed securities	—	5,350

	$7,902	$12,224

Amounts included in cash and cash equivalents	$7,902	$11,889
Amounts included in short-term investments	—	335

	$7,902	$12,224

      There were no realized or unrealized gains or losses recorded on the Company’s investments for the six months ended December 29, 2002 and June 30, 2002, and for the fiscal years 2001 and 2000, as all investments were held to maturity.

      Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following (in thousands):

	Successor	Predecessor
	Company	Company

	Dec 29, 2002	Dec 30, 2001

Raw material	$9,281	$5,232
Work in process	2,350	1,608
Finished goods	3,294	4,926

	$14,925	$11,766

      Pursuant to the adoption of fresh-start reporting on June 30, 2002, management determined that the historical cost of inventories approximated their fair value. See Note 3.

      Property, Plant, and Equipment: Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. The estimated useful life of the Company’s buildings is thirty years. Furniture and equipment are generally depreciated over three to five years, and leasehold improvements are amortized over the shorter of the lease term or their estimated useful life. Land and buildings acquired as part of the HMT merger which are available for sale, are valued at their estimated fair value less estimated costs to sell of $24.6 million as of December 29, 2002, and December 30, 2001.

      Pursuant to the adoption of fresh-start reporting on June 30, 2002, the Company adjusted the historical cost of property, plant, and equipment to its fair value, and reset the accumulated depreciation and amortization balance to zero on that date. See Note 3.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property, plant, and equipment consists of the following (in thousands):

	Successor	Predecessor
	Company	Company

	Dec 29, 2002	Dec 30, 2001

Land	$6,709	$7,785
Buildings	114,559	163,333
Leasehold improvements	2,990	30,786
Furniture	1,287	7,549
Equipment	94,983	474,662

	220,528	684,115
Less accumulated depreciation and amortization	(24,114)	(451,859)

	$196,414	$232,256

      Impairment of Long-lived Assets: Long-lived assets, including identifiable intangible assets, are evaluated as one group for impairment whenever events or changes in circumstances indicate that such assets may be impaired or the estimated useful lives are no longer appropriate. The Company reviews its long-lived assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event that such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values utilizing discounted estimates of future cash flows. Land and buildings held for sale are stated at the lower of cost or fair value, less estimated selling cost, and are evaluated for impairment on a quarterly basis.

      Goodwill: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill not be amortized, but rather be subject to an impairment test at least annually. The Company adopted SFAS No. 142 as of the beginning of fiscal 2002. See Note 11.

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

      Stock-Based Compensation: The Company accounts for employee stock-based compensation using the intrinsic-value method, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost is recorded on the date of grant to the extent that the fair value of the underlying share of common stock exceeds the exercise price for a stock option or the purchase price for a share of common stock. As discussed below under Recent Accounting Pronouncements, the Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123, in 2002. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all outstanding and unvested awards in each period. Earnings per share of the Predecessor Company are not presented as the amounts are not meaningful.

	Successor	Predecessor Company
	Company
	Six Months	Six Months
	Ended Dec	Ended June	Year Ended	Year Ended
	29, 2002	30, 2002	Dec 30, 2001	Dec 31, 2000

Net income (loss), as reported	$(41,919)	$312,415	$(296,395)	$(68,058)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,404	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,404)	(4,895)	(9,790)	(25,321)

Pro forma net income (loss)	$(41,919)	$307,520	$(306,185)	$(93,379)

Loss per share:
Basic and diluted — as reported	$(1.84)

Basic and diluted — pro forma	$(1.84)

      For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for grants in the second six months of 2002 (there were no grants in the first six months of 2002), 2001 and 2000, respectively: risk-free interest rates of 1.3%, 4.6% and 6.2%, volatility factors of the expected market price of the Company’s Common Stock of 88.3%, 266.0% and 235.6%, and a weighted-average expected life of the options of 0.5, 4.3 and 4.3,. There was no dividend yield included in the calculation, as the Company does not pay dividends. The weighted-average fair value of options granted during in the second six months of 2002, 2001 and 2000 was $3.01, $0.76 and $2.11, respectively.

      For purposes of the pro forma disclosure, the fair value of the employees’ purchase rights under the old ESPP Plan has been estimated using the Black-Scholes model assuming a risk-free interest rate of 6.2% for 2000. The volatility factor of the expected market price was 235.6% for 2000. The weighted-average expected life of the purchase rights was six months for 2000. The weighted-average fair value of those purchase rights granted in 2000 was $0.85.

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

      Income Taxes: The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax laws expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

      Net Income (Loss) Per Share: The Company determines net income (loss) per share in accordance with SFAS No. 128, Earnings per Share.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares and dilutive potential shares of common stock outstanding during the period. The dilutive effect of outstanding options, rights, and warrants is reflected in diluted earnings per share by application of the treasury stock method. Dilutive potential shares of common stock related to stock options, warrants and convertible debt were excluded from the calculation of diluted income (loss) per common share for all periods presented in the consolidated statement of operations because their effect would have been antidilutive. Upon emergence from chapter 11 on June 30, 2002, the Company had a significant change in the structure of stockholders’ equity. See Notes 2 and 14. As such, earnings per share of the Predecessor Company are not presented as the amounts are not meaningful.

      Incremental common shares attributable to outstanding common stock options (assuming proceeds would be used to purchase treasury stock) of 75,000 for the second six months of 2002 were not included in the diluted net income (loss) per share computation because the effect would have been anti-dilutive.

      Comprehensive Income (Loss): Comprehensive income (loss) for all periods presented reflect the adoption of SFAS No. 130, Reporting Comprehensive Income. For the year ended December 30, 2001, accumulated other comprehensive income was reduced by $579,000, which related to a realized gain on translation adjustments from the liquidation of a subsidiary. Comprehensive income (loss) equaled the Company’s net income (loss) for all other periods presented.

      Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

      Recent Accounting Pronouncements: In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company early-adopted SFAS No. 143 effective June 30, 2002 as required by SOP 90-7. The adoption of SFAS 143 had no impact on the Company’s consolidated financial statements.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS No. 144 at the beginning of the 2002 fiscal year. The adoption of SFAS No. 144 had no impact on the Company’s consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, as amended by SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements. The Company early-adopted SFAS No. 145 effective June 30, 2002 as required by SOP 90-7. Upon adoption, the Company reclassified $3.8 million from extraordinary gain to other income, net for the fiscal year ending December 31, 2000.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company early-adopted SFAS No. 146 effective June 30, 2002. The adoption of SFAS No. 146 had no impact on the Company’s consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to (i) include disclosure of certain obligations and (ii) if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual reports that end after December 15, 2002. The adoption of the disclosure requirements of FIN 45 had no impact on the Company’s disclosures as of December 29, 2002. The recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 29, 2002. The Company is currently assessing the impact of adopting the initial recognition and initial measurement requirements of FIN 45 on its consolidated financial statements and will adopt them in the first quarter of fiscal 2003.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income and earnings per share and the entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company continues to account for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The amendments to SFAS No. 123 will be effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of this statement in fiscal 2002.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company does not expect the adoption of FIN 46 to have a material impact on its consolidated financial statements.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Under the Plan, all of the Company’s old common stock, as well as outstanding warrants and common stock options, were canceled. All of the Company’s pre-bankruptcy debt and certain other liabilities (totaling $521.6 million) were discharged and satisfied through several means, including: 1) cash distributions of $5.0 million; 2) the issuance of shares of new common stock; 3) the issuance of warrants to purchase shares of new common stock; 4) the issuance of $128.8 million of new cash pay notes and new paid-in-kind (PIK) notes (Senior Secured Notes), and $7.0 million of new subordinated PIK notes (Junior Secured Notes); and 5) the issuance of $1.7 million of secured and unsecured promissory notes.

      At December 29, 2002 and June 30, 2002 (the date of emergence from bankruptcy), debt was comprised of the following (in thousands):

	Successor Company

	Dec 29, 2002	June 30, 2002

Senior Secured Notes:
Cash pay notes	$85,332	$85,332
PIK notes	46,162	43,500

	131,494	128,832
Junior Secured Notes	7,428	7,000
Promissory Notes	1,230	1,654

	140,152	137,486
Less current portion	(10,229)	(518)

Long-term debt	$129,923	$136,968

      Summary information from the Plan for each creditor class is as follows:

•	Class 1 — Holders of Allowed Priority Claims, Class 2 — Holders of Allowed Secured Claims, and Holders of Cure Claims received an aggregate amount of $1.2 million in cash, and promissory notes in the aggregate amount of $1.7 million. The promissory notes provide for deferred cash payments and a lien satisfying the requirements of the Bankruptcy Code.

•	Class 3 — Holders of Allowed Loan Restructure Agreement Claims received $82.5 million of new cash pay Senior Secured Notes and $32.5 million of new PIK Senior Secured Notes, and 12.5 million shares of new common stock. Additionally, the Company made a payment of $1.5 million in administrative expenses.

•	Class 4-A — Holders of Western Digital Note Claims received $11.0 million of new PIK Senior Secured Notes and 3.0 million shares of new common stock.

•	Class 4-B — Holders of Western Digital Rejection Claims received 0.9 million shares of new common stock.

•	Class 5 — Holders of Convertible Notes Claims received 1.2 million shares of new common stock.

•	Class 6 — Holders of Subordinated Notes Claims received 4.5 million shares of new common stock, $7.0 million of new PIK Junior Secured Notes, and new warrants to purchase 1.0 million shares of new common stock. Additionally, the Company made a payment of $0.5 million in administrative expenses related to these claims.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Class 7 — Holders of General Unsecured Claims received their pro rata share of $1.0 million in cash, $2.5 million of new cash pay Senior Secured Notes, and 0.6 million shares of new common stock. The majority of the Class 7 distribution has been made. As of December 29, 2002, a few claims within this class were in the process of being settled. A final distribution of the allocated amounts for this creditor class will be made upon final settlement of all allowed claims.

•	Class 8 — Holders of Convenience Claims received their pro rata share of $0.7 million in cash.

•	Class 9 — Holders of Equity Interests voted to reject the Plan and therefore received no distributions and retained no interests in the reorganized Company under the Plan.

•	Class 10 — Holders of MMD Claims received $0.1 million in cash, $0.3 million of new cash pay Senior Secured Notes, and 0.1 million shares of new common stock.

      In accordance with the Plan, current employees were to receive up to 1.625 million shares of new common stock pursuant to the Company’s 2002 Qualified Stock Plan. This distribution was approved by the Company’s board of directors in July 2002, and approved by stockholders at the October 3, 2002 meeting. The distribution process to employees commenced after October 3, 2002. As of December 29, 2002, 1.138 million stock purchase rights were offered and accepted, and options for 0.403 million shares of stock were granted under the 2002 Qualified Stock Plan. As of December 29, 2002, 0.3 million shares of common stock had been issued related to the stock purchase rights and zero for stock options. As of December 29, 2002, the Company had available to offer and grant up to 0.084 million shares out of the original 1.625 million approved.

      As of the Effective Date, the Company was authorized to issue 50.0 million shares of new common stock with a par value of $0.01. As of December 29, 2002, the Company had a total of 23.2 million shares of new common stock issued, including 0.1 million shares that are subject to a distribution process whereby the remaining shares will be distributed to class 7 claim-holders upon settlement of all allowed claims within the class. Additionally, as of December 29, 2002, the Company had outstanding warrants to purchase up to 1.0 million shares of new common stock at $9.00 a share. The warrants are exercisable until June 2005.

      Under the Plan, the Company entered into a Registration Rights Agreement (the Agreement) with four of the holders of Class 3 and Class 4 claims, under which the shares of new common stock issued to them, as well as the Senior Secured Notes, were registered under federal securities laws. This registration statement was filed, and became effective in October 2002.

      In accordance with the Plan, a new $15.0 million Secured Loan Facility (the Exit Facility) was entered into as of the Effective Date. The Exit Facility is a revolving credit facility of up to $15.0 million, expiring in June 2005. See Note 13 for terms of the Exit Facility and new debt.

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

      The enterprise valuation of $310.0 million was based on the consideration of many factors and various valuation methods, including the income approach and application of the discounted cash flow method based on projected five and one-quarter year financial information, selected publicly traded company market multiples for certain companies operating businesses viewed to be similar to that of the Company, and other applicable ratios and valuation techniques believed by the Company to be representative of the Company’s

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

business and industry. The valuation was approved by the creditors and ratified by the Plan. The discount rate applied to the five and one-quarter year cash flow was 20%, the income tax rate utilized ranged from zero to approximately 30%, and the residual value approximated $500 million based on the last year’s projected operating income plus depreciation times a market multiple of 6. The predecessor Company’s stockholders’ deficit was eliminated as of June 30, 2002, on adoption of fresh-start reporting.

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

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s emergence from the chapter 11 bankruptcy proceeding and the adoption of fresh-start reporting resulted in the following adjustments to the Company’s consolidated balance sheet as of June 30, 2002 (dollars in thousands):

		Reorganization and
	Predecessor	Fresh-Start				Successor
	Company	Reporting Adjustments				Company

	June 30, 2002	Debit		Credit		June 30, 2002

ASSETS
Total current assets	$60,243					$60,243
Property, plant, and equipment, net	210,820	$2,847	(a)			213,667
Land and buildings held for sale	24,600					24,600
Reorganization value in excess of amounts allocable to identifiable assets/ goodwill	33,870					33,870
Other intangible assets, net	5,267	12,296	(a)			17,563
Other assets	1,793			$1,702	(a)	91

	$336,593	$15,143		$1,702		$350,034

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current portion of long-term debt				$518	(b)	$518
Total current liabilities, excluding current portion of long-term debt	$42,030			2,039	(a)	44,069
Noncurrent liabilities	1,911			136,060	(b)	137,971
Liabilities subject to compromise	521,551	$521,551	(b)

	565,492	521,551		138,617		182,558
Stockholders’ equity (deficit)
Common stock	1,119	891	(c)			228
Paid-in-capital	586,304	419,056	(c)			167,248
Accumulated deficit	(816,322)			816,322	(d)

	(228,899)	419,947		816,322		167,476

	$336,593	$941,498		$954,939		$350,034

      Explanations for the reorganization and fresh-start reporting adjustment columns of the balance sheet are as follows:

(a) To adjust property, plant, and equipment, other intangible assets, and certain current liabilities to their estimated current fair values. These adjustments were recorded as “Other income, net” in the consolidated statement of operations for the six-month period ended June 30, 2002.

(b) To reflect the extinguishment of liabilities subject to compromise, and to record the issuance of new debt and promissory notes pursuant to the Plan. These adjustments were recorded as “Other income, net” in the consolidated statements of operations for the six-month period ended June 30, 2002.

(c) To reflect the cancellation of old common stock and the issuance of new common stock in accordance with the Plan.

(d) To eliminate accumulated deficit on emergence from chapter 11 bankruptcy.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following amounts show the detail of Other income, net for the six-month periods ended December 29, 2002 and June 30, 2002, and the fiscal years ended December 30, 2001 and December 31, 2000 (in thousands):

	Successor	Predecessor	Predecessor	Predecessor
	Company	Company	Company	Company

	Six Months	Six Months	Year	Year
	Ended	Ended	Ended	Ended
	Dec 29, 2002	June 30, 2002	Dec 30, 2001	Dec 31, 2000

Gain on extinguishment of liabilities subject to compromise	$—	$379,027	$—	$—
Gain on revaluation of assets and liabilities pursuant to fresh-start reporting	—	17,349	—	—
Other income, net	3,460	2,771	4,286	3,844

	$3,460	$399,147	$4,286	$3,844

      Included in other income, net in the six-month period ended December 29, 2002, was a net $2.2 million property tax refund in connection with the former HMT facilities in Fremont, California, and a $1.1 million gain on equipment sales. Included in other income, net in the six-month period ended June 30, 2002, was a $2.4 million gain on the sale of unused equipment at the former HMT facilities in Eugene, Oregon.

      Other income, net in the year ended December 30, 2001, included $2.0 million in refunds related to certain manufacturing equipment work which was not completed by vendors, $0.7 million in payments on a receivable that had been previously written off, and a $0.6 million realized gain on the liquidation of a subsidiary.

      Included in other income, net in the year ended December 31, 2000, was a $3.8 million gain in connection with the restructuring of the Company’s debt in the second quarter of 2000.

Note 4.     Related Parties

      Prior to June 30, 2002, sales to Western Digital were reported as related party transactions, as Western Digital owned more than five per cent of the Company’s outstanding common stock. As a result of the confirmed Plan of Reorganization, which became effective on June 30, 2002, all of the Company’s shares of common stock were canceled. Accordingly, commencing June 30, 2002, Western Digital is no longer a related party.

      Related party transactions between the Company and Western Digital were as follows (in thousands):

	Predecessor Company

	Six Months
	Ended	Fiscal Year Ended

	June 30, 2002	Dec 30, 2001	Dec 31, 2000

Accounts receivable from Western Digital
Beginning of period	$23,846	$19,428	$25,313
Sales	69,322	166,315	180,195
Cash receipts	(79,339)	(161,897)	(186,080)
Reclassification to third-party accounts receivable	(13,829)	—	—

End of period	$—	$23,846	$19,428

      The Company’s consolidated financial statements include the consolidation of the financial results of KMT, which manufactured and sold aluminum disk substrate products for high-performance magnetic storage media prior to 2001. In 2001 KMT began to focus solely on engineering, research, and development activities. In April 2002, the Company purchased Kobe USA’s 20% share of KMT in exchange for certain idle

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets. As a result, the Company owned 100% of KMT by the end of April 2002. In June 2002, the Company announced it would be closing KMT, resulting in a loss of $4.3 million, which was included in restructuring/impairment charges for the six months ended June 30, 2002. See Note 8 and 12. In September 2002, KMT’s operations were closed, and KMT was liquidated.

      Other transactions between the Company and Kobe USA or its distributors were as follows (in thousands):

	Predecessor Company

	Six Months
	Ended	Fiscal Year Ended

	June 30, 2002	Dec 30, 2001	Dec 31, 2000

Accounts payable to Kobe USA or its distributors
Beginning of period	$1,595	$1,827	$2,007
Purchases	8,167	25,848	25,605
Payments	(7,884)	(26,080)	(25,785)
Reclassification to third-party accounts payable	(1,878)	—	—

End of period	$—	$1,595	$1,827

      The Company previously held a 50% ownership in a joint venture named Asahi Komag Co., Ltd (AKCL). The Company had related party sales to AKCL of zero in fiscal 2001 and $2.3 million in fiscal 2000, and a related accounts receivable balance from AKCL of zero and less than $0.1 million at December 30, 2001 and December 31, 2000, respectively. In addition, the Company had related party payable balances to AKCL of less than $0.1 million at December 30, 2001 and $0.7 million at December 31, 2000. AKCL ceased operations in the first quarter of 2001.

      In November 2000, the Company formed Chahaya Optronics, Inc. (Chahaya) with two venture capital firms to provide manufacturing services, primarily in the field of optical components and subsystems. The Company contributed key personnel, design and tooling, manufacturing systems, equipment, facilities, and support services in exchange for an initial 45% interest in Chahaya.

      The Company recorded an investment in Chahaya for $12.0 million in the fourth quarter of 2000. The investment included $4.0 million for future cash payments and $8.0 million for facilities, facility services, and equipment. In June 2001, The Company’s investment was reduced by $4.0 million due to Chahaya’s cancellation of shares related to the $4.0 million future cash contribution. The Company’s liability for Chahaya’s facilities, facility services and equipment obligations was zero at December 29, 2002 and $6.6 million at December 30, 2001.

      During 2001 and 2002 the Company recorded its equity share of Chahaya’s net loss. In accordance with the adoption of fresh-start reporting discussed in Note 3, the Company’s remaining investment balance was written down to its estimated fair value of zero in the second quarter of 2002. In the fourth quarter of 2002, Chahaya ceased operations and as of December 29, 2002, the Company had no remaining obligations related to Chahaya.

Note 5.     Segment and Geographic Information

      The Company operates in one business segment, which is the development, production, and marketing of high-performance thin-film media for use in hard disk drives. The Company primarily sells to original equipment manufacturers in the rigid disk drive market.

      The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, on January 3, 1999. SFAS No. 131 establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

major customers. Under SFAS No. 131, the Company’s operations are treated as one operating segment as it reports profit and loss information on an aggregate basis to chief operating decision-makers of the Company.

      Summary information for the Company’s operations by geographic location is as follows (in thousands):

	Successor	Predecessor	Predecessor	Predecessor
	Company	Company	Company	Company

	Six Months	Six Months	Year	Year
	Ended	Ended	Ended	Ended
	Dec 29, 2002	June 30, 2002	Dec 30, 2001	Dec 31, 2000

Net sales:
To customers from US operations	$815	$1,343	$22,141	$37,708
To customers from Malaysian operations	173,934	110,612	260,472	320,755
Intercompany from Malaysian operations	43,532	34,642	72,084	77,559
Intercompany from US operations	320	913	18,956	36,191

	218,601	147,510	373,653	472,213
Intercompany eliminations	(43,852)	(35,555)	(91,040)	(113,750)

Total net sales	$174,749	$111,955	$282,613	$358,463

Operating income (loss):
US operations	$(39,501)	$(13,474)	$(67,569)	$(42,309)
Malaysian operations	1,811	(16,338)	(78,873)	4,014

Total operating loss	$(37,690)	$(29,812)	$(146,442)	$(38,295)

Long-lived assets:
US operations	$43,579		$139,595
Malaysian operations	186,647		207,566

Total long-lived assets	$230,226		$347,161

      External sales by geographic location, which is determined by the customers’ sold-to address, are as follows (in thousands):

	Successor	Predecessor	Predecessor	Predecessor
	Company	Company	Company	Company

	Six Months	Six Months	Year	Year
	Ended	Ended	Ended	Ended
	Dec 29, 2002	June 30, 2002	Dec 30, 2001	Dec 31, 2000

Malaysia	$84,390	$65,288	$168,384	$190,168
Singapore	56,077	36,611	94,138	137,392
Thailand	21,332	4,063	298	153
All Other Asian Countries	1,824	2,050	6,010	5,582
US	3,118	3,604	13,732	25,168
Europe	8,008	339	51	—

Total net sales	$174,749	$111,955	$282,613	$358,463

Note 6.     Concentration of Customer and Supplier Risk

      The majority of the Company’s sales are derived from a relatively small number of customers, resulting in a concentration of credit risk with respect to trade receivables. The Company performs ongoing credit evaluations of its customers, and generally requires no collateral for sales to these customers. Based on management’s evaluation of potential credit losses, the Company believes its allowance for doubtful accounts is adequate. The Company had one customer that accounted for $28.6 million of its accounts receivable at

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 29, 2002, and 62% of its net sales for the six months ended June 30, 2002, and 60% for the six months ended December 29, 2002. A second customer accounted for $8.9 million of the Company’s accounts receivable at December 29, 2002, and 30% of its net sales for the six months ended June 30, 2002, and 31% for the six months ended December 29, 2002. A third customer accounted for $7.0 million of the Company’s accounts receivable at December 29, 2002, and 1% of its net sales for the six months ended June 30, 2002, and 7% for the six months ended December 29, 2002.

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

      Due to the Company’s small customer base, the loss of any one significant customer would have a material impact on the Company’s business operations. Significant customers accounted for the following percentages of net sales in 2002, 2001, and 2000:

	Successor	Predecessor	Predecessor	Predecessor
	Company	Company	Company	Company

	Six Months	Six Months	Year	Year
	Ended	Ended	Ended	Ended
	Dec 29, 2002	June 30, 2002	Dec 30, 2001	Dec 31, 2000

Western Digital Corporation	60%	62%	59%	50%
Maxtor Corporation	31%	30%	27%	28%
IBM	7%	1%	—	—
Seagate Technology	1%	6%	7%	17%

      In April 1999, the Company purchased Western Digital’s media operation. As part of the purchase, the Company and Western Digital entered into a volume purchase agreement whereby Western Digital is obligated, over the three years following the acquisition date, to purchase a significant majority of its media requirements from the Company. In October 2001, Western Digital and the Company agreed on a three-year extension, extending the agreement through April 2005.

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

Note 7.     Employee Savings and Deferred Profit Sharing Plan

      The Company maintains a savings and deferred profit sharing plan. Employees who meet certain criteria are eligible to participate. In addition to voluntary employee contributions to the plan, the Company matches a portion of each employee’s contributions to the plan, up to a maximum amount. The Company contributed a

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total of $0.3 million to the plan in the second six months of 2002, $0.4 million in the first six months of 2002, $0.7 million in 2001, and $0.4 million in 2000. Plan expenses are included in selling, general, and administrative expenses.

Note 8.     Impairment Charges

      The Company recorded impairment charges related to goodwill of $33.9 million as a separate line item in the consolidated statement of operations for the six months ended December 29, 2002. The Company also recorded a goodwill impairment charge of $47.5 million during the six months ended June 30, 2002 upon adoption of SFAS No. 142 as a cumulative effect of a change in accounting principle. See Note 11. The Company recorded a $0.2 million impairment charge on assets during the six months ended June 30, 2002, related to the closure of KMT’s operations. See Note 4. Impairment charges in 2001 included a $45.8 million write-down of land and buildings held for sale in Eugene, Oregon, and Fremont, California, and a $4.4 million impairment charge pertaining to manufacturing equipment no longer in service. The land and buildings write-down reflected depressed market conditions for commercial real estate and was based on an independent valuation less estimated selling costs. These charges are included in restructuring/impairment charges in the consolidated statement of operations for the year ended December 30, 2001.

Note 9.     Income Taxes

      The provision (benefit) for income taxes consists of the following (in thousands):

	Successor	Predecessor	Predecessor	Predecessor
	Company	Company	Company	Company

	Six Months	Six Months	Year	Year
	Ended	Ended	Ended	Ended
	Dec 29, 2002	June 30, 2002	Dec 30, 2001	Dec 31, 2000

Federal:
Current	$(65)	$—	$18	$—
Deferred	—	—	(11,069)	(722)

	(65)	—	(11,051)	(722)
State:
Current	—	2	13	87
Deferred	—	—	259	(6,138)

	—	2	272	(6,051)
Foreign:
Current	1,333	717	1,346	1,585

	$1,268	$719	$(9,433)	$(5,188)

      The foreign provision above consists of withholding taxes on royalty and interest payments and foreign taxes of the Company’s subsidiaries.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets (liabilities) are comprised of the following (in thousands):

	Successor	Predecessor
	Company	Company

	Dec 29, 2002	Dec 30, 2001

Deferred tax assets
Capital loss carryover	$—	$2,029
Depreciation and amortization	25,999	28,563
Accrued compensation and benefits	1,637	1,781
Other	1,815	9,758
Tax benefit of net operating loss carryforwards	58,465	255,437
Tax benefit of credit carryforwards	27,082	52,683

Gross deferred tax assets	114,998	350,251
Deferred tax liabilities	(800)	—

Net deferred tax assets	114,198	350,251
Valuation allowance	(114,198)	(350,251)

Total net deferred tax assets	$—	$—

      As of December 29, 2002, the Company has federal net operating loss carryforwards of approximately $163.6 million. The Company also has net federal and state tax credit carryforwards of approximately $8.4 million and $18.7  million, respectively. The Company’s federal net operating losses expire beginning in 2019 through 2021. The Company’s federal R&D and AMT tax credit can be carried forward for twenty years and indefinitely, respectively, and the state R&D credit can be carried forward indefinitely. As a result of the Company’s chapter 11 bankruptcy proceedings, the Company’s federal and state net operating loss carryforwards were reduced by $358.1 million and $230.4 million, respectively, and state tax credit carryforwards were also reduced by $7.8 million

      The utilization of the Company’s net operating losses and tax credit carryforwards is subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar State provisions. The ownership change will result in an annual limitation of $8.4 million. Consequently, some of the Company’s tax attributes carryforwards will expire before they can be fully utilized. The Company, therefore, has reduced its federal net operating loss carryforwards by $156.6 million, and has also reduced its federal and state tax credits carryforwards by $18.9 million and $8.5 million, respectively. The Company has also provided a full valuation allowance against its remaining net deferred tax assets due to the uncertainty of the timing and amount of future income. The use of the Company’s net operating losses and tax credits carryforwards generated by the Predecessor Company, will be accounted for as a credit to additional paid in capital when utilized.

      The deferred tax asset valuation allowance decreased by $236.1 million in 2002, increased by $177.6 million in 2001, and decreased by $39.1 million in 2000.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the income tax provision (benefit) at the 35% federal statutory rate to the income tax provision at the effective tax rate is as follows (in thousands):

	Successor	Predecessor	Predecessor	Predecessor
	Company	Company	Company	Company

	Six Months	Six Months	Year	Year
	Ended	Ended	Ended	Ended
	Dec 29, 2002	June 30, 2002	Dec 30, 2001	Dec 31, 2000

Income tax expense (benefit) at federal statutory rate	$(14,228)	$127,056	$(107,039)	$(28,198)
State income taxes, net of federal benefit	—	2	272	(4,353)
Foreign withholding taxes	1,333	717	1,346	1,524
Non-deductible interest expense	586	496	46,920	—
Non-deductible goodwill amortization and impairment	11,865	—	5,901	1,404
Non-taxable gain on the extinguishment of liabilities subject to compromise	—	(132,650)	—	—
Changes in estimate for tax contingencies	—	—	10,995	258
Foreign rate differential	(2,415)	9,870	29,298	1,976
Losses for which no current year benefit available	—	—	1,373	24,175
In-process research and development	2,374	—		420
Other	1,753	(4,772)	1,501	(2,394)

	$1,268	$719	$(9,433)	$(5,188)

      Foreign pretax income (loss) was $6.9 million, ($28.2) million, ($83.7) million, and ($5.6) million in the second six months of 2002, the first six months of 2002, 2001, and 2000, respectively.

      The Company’s wholly-owned thin-film media operation, Komag USA (Malaysia) SDN (KMS), has a ten-year initial tax holiday through June 2003, for its first plant site in Malaysia. KMS has also been granted an additional eight-year and ten-year tax holiday through December 2006 and 2008 for its second and third plant sites in Malaysia, respectively, based on achieving certain investment criteria. In 2002, the tax holiday decreased the Company’s net loss by approximately $7.1 million ($0.31 per basic and diluted share) for the second six months of 2002, and increased net income by approximately $1.1 million for the first six months of 2002. The tax holidays had no impact on the Company’s 2001 net loss. In 2000, the tax holiday reduced the Company’s net loss by approximately $8.8 million.

Note 10.     Fair Value of Financial Instruments

      The carrying values of cash and cash equivalents, short-term investments, accounts receivable and certain other current assets and liabilities approximate their fair values at December 29, 2002, and December 30, 2001, due to the relatively short period to maturity of these instruments.

      As of December 29, 2002, the fair value of the Company’s long-term debt approximated its carrying values. The fair value of long-term debt is estimated based on discounted cash flow analyses using interest rates for the same or similar debt having the same or similar maturities and collateral requirements.

Note 11.     Goodwill and Other Intangible Assets

      In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill should not be amortized, but should be subject to an impairment test at least annually.

      The Company completed a transitional impairment analysis of its goodwill during the six months ended June 30, 2002 and recorded a transitional impairment loss of $47.5 million as of the first day of fiscal 2002. The transitional impairment loss of $47.5 million was recognized as the cumulative effect of a change in

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting principle in the Company’s consolidated statement of operations. Upon the adoption of fresh-start reporting as of June 30, 2002, the Company recorded goodwill of $33.9 million, which equals the reorganization value in excess of amounts allocable to identifiable net assets recorded in accordance with SOP 90-7. In the fourth quarter of 2002, the Company performed its first annual goodwill impairment analysis under SFAS No. 142, utilizing the market capitalization method required for single-business-unit companies. Because the Company’s market capitalization was significantly less than net book value at December 29, 2002, the Company wrote off the entire $33.9 million goodwill balance in the fourth quarter of 2002.

      Upon the adoption of fresh-start reporting as of June 30, 2002, the Company recorded other intangible assets in the amount of $17.6 million. As of December 29, 2002, other intangible assets included developed technology of $3.1 million (less accumulated depreciation of $0.4 million), which is being amortized on a straight-line basis over its estimated useful life of four years and a volume purchase agreement of $7.7 million (less accumulated depreciation of $1.4 million), which is being amortized on a straight-line basis over its remaining useful life of three and one-quarter years. The other intangible assets previously included in-process research and development of $6.8 million, which was expensed in the third quarter of 2002. Amortization of intangible assets in the second half of 2002 was $1.8 million, which was included in cost of sales. Amortization of intangible assets in the first half of 2002 was $3.6 million. Amortization of intangible assets is estimated to be $3.7 million in 2003 and 2004, and $1.6 million in 2005, at which point the intangibles will be fully amortized.

      The following table shows the effect on the six-month period ended December 29, 2002, the six-month period ended June 30, 2002, the fiscal year ended December 30, 2001, and the fiscal year ended December 31, 2000, of applying the change in accounting principle retroactively (in thousands). Earnings per share of the Predecessor Company are not presented as the amounts are not meaningful.

	Successor	Predecessor	Predecessor	Predecessor
	Company	Company	Company	Company

	Six Months	Six Months	Year	Year
	Ended	Ended	Ended	Ended
	Dec 29, 2002	June 30, 2002	Dec 30, 2001	Dec 31, 2000

Reported net income (loss) before cumulative effect of change in accounting principle	$(41,919)	$359,924	$(296,395)	$(68,058)
Add: goodwill amortization	—	—	22,799	12,182

Adjusted net income (loss) before cumulative effect of change in accounting principle	(41,919)	359,924	(273,596)	(55,876)
Cumulative effect of change in accounting principle	—	(47,509)	—	—

Adjusted net income (loss)	$(41,919)	$312,415	$(273,596)	$(55,876)

Note 12.     Accrued Expenses and Other Liabilities

      The following table summarizes accrued expenses and other liabilities balances for fiscal 2002 and fiscal 2001 (in thousands):

	Successor	Predecessor
	Company	Company

	Dec 29, 2002	Dec 30, 2001

Accrued Compensation and Benefits	$7,732	$7,585
Restructuring Liabilities	2,356	$2,371
Other Liabilities	3,629	$8,346

	$13,717	$18,302

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has recorded liabilities related to costs to exit certain business activities. Such liabilities have been estimated using historical data on prior costs for such activities, coupled with assumptions on time frames for exiting such activities and specific actions necessary to complete such transactions.

      The Company recorded restructuring charges of $0.9 million in the second six months of 2002, $4.1 million in the first six months of 2002, $7.2 million in 2001 and $5.3 million in 2000. The $0.9 million charge in the second six months of 2002 related to professional fees related to the chapter 11 bankruptcy and Exit Facility fees. The $4.1 million charge in the first six months of 2002 related to the closure of the KMT research and development facility in the first six months of 2002. The $7.2 million charge for 2001 reflected additional costs associated with lease obligations on equipment no longer in service and costs for closing the former HMT facilities. The $5.3 million total for 2000 included an $8.0 million charge related to KMT, less a net $2.7 million reversal of charges previously accrued for restructuring plans recorded prior to 2000.

      Cash payments under the restructuring plans totaled $4.0 million in the second six months of 2002, $1.0 million in the first six months of 2002, $21.0 million in 2001 and $14.1 million in 2000.

      Non-cash charges against the restructuring liabilities were $4.6 million in 2001 and $2.4 million in 2000. In 2001, $11.4 million was reclassified from restructuring liabilities into liabilities subject to compromise. In 2000, upon merging with HMT, under purchase accounting rules, the Company recorded liabilities of $17.9 million for estimated severance pay and facility closure costs for certain U.S. manufacturing operations.

Note 13.     Exit Facility and Debt

      In accordance with the Plan of Reorganization, the Company entered into a new $15.0 million Exit Facility as of the Effective Date. Additionally, the Company entered into an Indenture for its Senior Secured Notes, an Indenture for its Junior Secured Notes, and issued secured and unsecured Promissory Notes as of the Effective Date.

      The Exit Facility is a revolving credit facility providing for advances having a principal amount of up to $15.0 million at any time outstanding, with a $3.0 million letter of credit sub-facility. The Exit Facility expires June 30, 2005. As of December 29, 2002, there were no borrowings under the Exit Facility. The Company’s total outstanding borrowings under the Exit Facility at any one time may not exceed the lesser of $15.0 million or 70% of the fair market value of certain of the Company’s assets less a reserve, and less additional reserves that may be created by the Administrative Agent from time to time, as set forth in the Exit Facility agreement. The Exit Facility is secured by a first-priority security interest in substantially all of the Company’s assets, including tangible and intangible assets (except in the case of the Company’s ownership interest in its foreign subsidiaries, which is limited to a pledge of 65% of such equity interests). Interest is payable monthly in arrears at a rate of 12% per annum on the outstanding principal amount. A commitment fee of $0.3 million was paid in order to obtain the Exit Facility, and there will be ongoing unused commitment fees due on a monthly basis at an annual rate of 0.5% on the average unused portion of the $15.0 million facility during the preceding month.

      The Exit Facility contains affirmative, negative and financial covenants binding on the Company and its subsidiaries. The negative covenants include restrictions on the ability of the Company and its subsidiaries to incur indebtedness and make guarantees, grant liens, sell assets, declare dividends, make investments and make capital expenditures, and financial covenants include the maintenance of minimum adjusted tangible net worth, minimum adjusted working capital, and a total cash debt service coverage ratio.

      Under the Senior Secured Notes Indenture, a total of $128.8 million of Senior Secured Notes were issued. The Senior Secured Notes have a cash-pay portion of $85.3 million and a paid-in-kind (PIK) portion of $43.5 million. The cash-pay portion of the Senior Secured Notes: a) is due on June 30, 2007; b) is payable in quarterly installments over a four-year period on a straight-line basis beginning on July 15, 2003; and c) pays interest monthly in arrears in cash, and bears interest at the greater of 8% per annum and a rate per annum equal to the prime rate of interest (which was 4.25% at December 29, 2002) plus three hundred basis

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

points. The PIK portion of the Senior Secured Notes: a) is due on June 30, 2007; and b) pays interest in-kind (i.e., by increasing the principal amount of the Senior Secured Notes) monthly in arrears, and bears interest at a rate of 12% per annum. The Senior Secured Notes are secured by a second priority security interest in substantially all of the Company’s assets (except in the case of its ownership interest in its foreign subsidiaries, which is limited to a pledge of 65% of such equity interests). The Senior Secured Notes, including accrued and unpaid interest, are due and payable in cash on June 30, 2007.

      Under the Senior Secured Notes Indenture, the Company has an obligation to make certain payments with the net proceeds of the issuance of certain debt or equity securities and the sale of certain assets permitted to be sold under the indenture. All net proceeds from the issuance of such securities or the sale of these assets must first be used to pay down the outstanding balance, if any, under the Exit Facility and certain indebtedness secured by a lien on the assets sold in the case of an asset sale, and to permanently reduce the loan commitment under the Exit Facility. In the case of proceeds from the issuance of debt or equity securities, the Company is required to use 50% of any remaining proceeds to redeem the Senior Secured Notes, subject to the limitations set forth in the indenture. The Company is required to use 50% of any remaining proceeds from such asset sales to place up to $20.0 million into an escrow account and, to the extent not so deposited, to redeem the principal amount of the Senior Secured Notes under the indenture based on specific criteria.

      The Senior Secured Notes indenture contains affirmative, negative and financial covenants binding on the Company and its subsidiaries. The negative covenants include restrictions on ability of the Company and its subsidiaries to pay dividends, incur indebtedness, make investments, create liens, sell assets, and make capital expenditures. The financial covenants include requirements with respect to minimum adjusted tangible net worth, minimum adjusted networking capital and a total cash debt service coverage ratio. The Senior Secured Notes Indenture has cross-default provisions to the Exit Facility and the Junior Secured Notes.

      Under the Junior Secured Notes Indenture, $7.0 million of Junior Secured Notes were issued. The Junior Secured Notes: a) have a maturity date of December 31, 2007; b) pay interest entirely in-kind (i.e., by increasing the principal amount of the Junior Secured Notes) monthly in arrears, and bear interest at a rate of 12% per annum; c) are fully subordinated to the Exit Facility and Senior Secured Notes Indenture; d) are secured by a third priority interest in the collateral pledged to secure the Exit Facility and Senior Secured Notes, which security interest is fully subordinated to the security interest granted in respect of the Exit Facility and Senior Secured Notes; and e) have cross-default provisions to the Exit Facility and Senior Secured Notes. The Junior Secured Notes, including accrued and unpaid interest, are due and payable in cash on December 31, 2007.

      Under the Junior Secured Notes Indenture, to the extent that any proceeds remain, after prepayment of the Exit Facility and the Senior Secured Notes, from the sales of equity or debt securities and assets sales that trigger prepayment under the Senior Secured Notes Indenture, the Company is required to use such proceeds to redeem the Junior Secured Notes, subject to the limitations set forth in the indenture.

      The Junior Secured Notes Indenture contains affirmative, negative and financial covenants binding on the Company and its subsidiaries. The negative covenants include restrictions as on ability of the Company and its subsidiaries to pay dividends, incur indebtedness, make investments, create liens, sell assets and make capital expenditures. The financial covenants include requirements with respect to minimum adjusted tangible net worth, minimum adjusted networking capital and a total cash debt service coverage ratio.

      In connection with the treatment of the Class 2 Allowed Secured Claims and Allowed Priority Tax Claims, the Company issued four promissory notes to various city and county taxing authorities in the aggregate amount of $1.7 million. These notes bear interest at rates ranging from 1.68% to 10.0% and have maturity dates through June 2008.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 29, 2002, the future minimum principal payments due under the debt agreements, as discussed in the preceding paragraphs, are as follows (in thousands):

Minimum
Principal
Payments

2003	$10,229
2004	20,283
2005	20,298
2006	20,314
2007	68,894
Thereafter	134

$140,152

Note 14.     Stockholders’ Equity

      In accordance with the Plan of Reorganization effective June 30, 2002, all of the Company’s old common stock, as well as outstanding warrants and common stock options, were cancelled, and new stock was issued. See Note 2.

New Plans Effective as of June 30, 2002 Upon Emergence from Bankruptcy

Common Stock

      As of December 29, 2002, the Company is authorized to issue 50.0 million shares of common stock and the following shares of common stock are reserved for future issuance (in thousands):

2002 Qualified Stock Plan	2,480
2002 Employee Stock Purchase Plan	300
Warrants	1,000

3,780

      The Company’s debt agreements preclude it from paying any dividends.

     2002 Qualified Stock Plan

      In October 2002, the Company’s stockholders approved the 2002 Qualified Stock Plan (the 2002 Stock Plan). The 2002 Stock Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-statutory stock options and stock purchase rights to the Company’s employees, directors, and consultants. The term for stock options granted may not exceed 10 years.

      A total of 2,825,000 shares of the Company’s common stock was reserved for issuance under the 2002 Stock Plan. The number of shares available for issuance under the 2002 Stock Plan will be increased on January 1, 2005, by 750,000 shares. Of the total shares currently reserved for issuance under the Stock Plan, 750,000 shares will have a per share exercise price equal to the greater of (i) $4.00 or (ii) the fair market value on March 17, 2003, and 450,000 shares will have a per share exercise price equal to the fair market value on March 15, 2004. The additional shares issued in 2005 will have a per share exercise price equal to the fair market value on March 15, 2005. Up to 1,625,000 of the available shares under the 2002 Stock Plan were to be issued to employees in accordance with the Plan of Reorganization (see Stock Compensation discussion below for details).

      Stock purchase rights, which represent the right to purchase the Company’s common stock, may be issued under the 2002 Stock Plan. The administrator determines the purchase price of stock purchase rights granted under the 2002 Stock Plan. Unless the administrator determines otherwise, the Company may exercise a repurchase option upon the voluntary or involuntary termination of the purchaser’s service with the

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company for any reason. The purchase price for shares the Company repurchases will generally be the original price paid by the purchaser and may be paid by cancellation of any indebtedness of the purchaser.

      At December 29, 2002, approximately 1,283,774 shares of common stock were reserved for future option grants and 403,491 shares of common stock were reserved for the exercise of outstanding options under the Company’s 2002 Stock Plan. None of the outstanding options were exercisable at December 29, 2002.

      Under the 2002 Stock Plan, there were options granted to employees to purchase 403,896 shares of common stock at an exercise price of zero and 405 options canceled, leaving a balance outstanding of 403,491 as of December 29, 2002. All of the outstanding options had a weighted average remaining contractual life of three months. There were no shares exercised as of December 29, 2002.

      Under the 2002 Stock Plan, as of December 29, 2002, 1,137,735 stock purchase rights were offered and accepted (no stock purchase rights were exercisable). Of this total, 345,735 were issued and outstanding, 736,000 were deferred under the Deferred Compensation Plan (discussed below), and 56,000 were unissued.

     Deferred Compensation Plan

      Employees at the director level and above are eligible to participate in the Company’s Deferred Compensation Plan, which provides for the deferral of stock purchase rights. Eligible employees may elect to defer any stock purchase rights they are eligible to receive during any calendar year the plan remains in effect. All deferrals must equal 100% of the shares to be awarded at the fair market value, calculated on the date of grant, of the stock purchase rights that would have otherwise been received. Distributions shall be paid in the form of shares of the Company’s common stock at such time as may be elected by each participant. The Deferred Compensation Plan, which is unfunded, is administered by a committee appointed by the Company’s board of directors. As of December 29, 2002, 736,000 shares were deferred under this Deferred Compensation Plan as discussed under Stock Compensation below.

     2002 Employee Stock Purchase Plan

      The Company’s stockholders approved its 2002 Employee Stock Purchase Plan (ESPP) in October of 2002. The Company has reserved a total of 300,000 shares of its common stock for issuance under the ESPP. The board has appointed the Company’s Compensation Committee as administrator of the ESPP. The ESPP is implemented by offering periods lasting approximately six months in duration with a new offering period commencing on the first trading day on or following the first day of the fiscal month of March and September of each year. The first offering period will commence on February 24, 2003, and will end on the last trading day of the fiscal month of August, 2003.

      Employees may elect to have payroll deductions not to exceed 10% of a participant’s compensation. The purchase price per share at which shares will be sold in an offering under the ESPP is the lower of 85% of the fair market value of a share of our common stock on the first day of an offering period, or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period.

     Warrants

      In accordance with the Plan of Reorganization, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock. The warrants are exercisable until June 2005 and have an exercise price of $9.00.

     Stock Compensation

      During the second six months of fiscal 2002, the Company recorded deferred stock-based compensation of $4.6 million, representing the difference between the exercise price of stock options granted (which was zero) or the purchase price of a share of common stock (which was zero), and the fair value of the Company’s stock as of the date of grant (which ranged from $3.00 to $3.70). These amounts are being amortized ratably as charges to operations over the vesting periods of the individual stock options and stock purchase rights. The

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vesting periods range from three to 21 months. During the second six months of fiscal 2002, the Company recorded $2.4 million of stock-based compensation expense in the consolidated statement of operations.

Old Plans Cancelled as of June 30, 2002 Upon Emergence from Bankruptcy

     Common Stock

      Prior to June 30, 2002, the Company was authorized to issue 250,000,000 shares of common stock. Upon the Company’s emergence from bankruptcy, all outstanding shares totaling 111,925,000 were cancelled.

     Stock Option Plans

      Prior to June 30, 2002, the Company had several stock-based compensation plans, which are described further below.

      Under the Company’s old stock option plans, the Company was authorized to grant options to purchase up to 30,826,104 shares of common stock. Options could be granted to employees, directors, independent contractors and consultants. The option plans provided for issuing both incentive stock options and nonqualified stock options, both of which had to be granted at fair market value at the date of grant. Outstanding options vested over various periods ranging from immediate vesting to four years, and expired no later than ten years from the date of grant. Options were allowed to be exercised in exchange for cash or outstanding shares of the Company’s common stock.

      Prior to June 30, 2002, approximately 16,731,000 shares of common stock were reserved for future option grants and 13,960,000 shares of Common Stock were reserved for the exercise of outstanding options under the Company’s plans. Approximately zero, 12,838,000, and 9,379,000 of the outstanding options were exercisable at June 30, 2002, December 30, 2001, and December 31, 2000, respectively.

      A summary of stock option transactions is as follows:

	Predecessor Company

		Weighted-
		Average
	Shares	Exercise Price

Outstanding at January 2, 2000	15,349	$4.86
Granted	5,959	2.05
Options assumed in merger	2,786	7.62
Exercised	(60)	2.85
Cancelled	(4,978)	5.47

Outstanding at December 31, 2000	19,056	4.23
Granted	3,035	0.87
Exercised	(71)	0.04
Cancelled	(5,440)	4.51

Outstanding at December 30, 2001	16,580	3.54
Cancelled	(16,580)	3.54

Outstanding at June 30, 2002	—	$—

     Employee Stock Purchase Plan

      In June 2001, the old Employee Stock Purchase Plan was terminated. In May 2001, the Shareholders approved a new 2001 ESPP Plan, which became effective in July 2001. The 2001 ESPP Plan was terminated due to the Company’s bankruptcy filing.

      Shares issued under the old ESPP Plan approximated zero and 2,257,000, in fiscal 2001 and fiscal 2000, respectively.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the HMT merger in fiscal 2000, the Company assumed ownership of the HMT Employee Stock Purchase Plan (HMT ESPP Plan). As of October 2, 2000, the merger date, there were 3,637,600 shares available for issuance under the HMT ESPP Plan. As part of the semi-annual October 31, 2000 offering, 492,462 shares were issued to employees under the HMT ESPP Plan. As of December 31, 2000, 3,147,638 shares were available for future issuance. On April 30, 2001, the final employee stock purchase under the HMT ESPP Plan was made, and 224,000 shares were issued. The HMT ESPP Plan was terminated in fiscal 2001.

Note 15.     Leases and Commitments

      The Company leases certain research and administrative facilities under operating leases that expire at various dates between 2003 and 2007. Certain of these leases include renewal options varying from one to twenty years. At December 29, 2002, the future minimum commitments for non-cancelable operating facility leases, equipment leases, and a facility sublease are as follows (in thousands):

	Minimum
	Lease	Sublease
	Payments	Income

2003	$3,939	$1,494
2004	3,633	1,539
2005	3,425	1,585
2006	3,308	1,633
2007	446	414

	$14,751	$6,665

      Rental expense for all operating leases amounted to $1.5 million in the second six months of 2002, $1.6 million in the first six months of 2002, $5.3 million in 2001, and $4.5 million in 2000. Sublease rental income amounted to $0.7 million in the second six months of 2002, $0.8 million in the first six months of 2002, $1.4 million in 2001, and $1.8 million in 2000.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.     Quarterly Financial Data (Unaudited)

	2002

	Predecessor	Predecessor	Successor	Successor
	Company	Company	Company	Company

	1st Quarter(1)	2nd Quarter(2)	3rd Quarter(3)	4th Quarter(4)

Net sales	$61,365	$50,590	$70,241	$104,508
Gross profit (loss)	6,197	(1,030)	7,388	24,352
Operating loss	(10,434)	(19,378)	(13,079)	(24,611)
Income (loss) before cumulative effect of change in accounting principle	(10,182)	370,106	(14,405)	(27,514)
Cumulative effect of change in accounting principle	(47,509)	—	—	—
Net income (loss)	$(57,691)	$370,106	$(14,405)	$(27,514)
Basic and diluted net loss per share(8)			$(0.63)	$(1.20)
Number of shares used in basic and diluted per share computations(8)			22,826	22,853

	2001

	Predecessor Company(8)

	1st Quarter	2nd Quarter(5)	3rd Quarter(6)	4th Quarter(7)

Net sales	$87,856	$77,351	$59,391	$58,015
Gross profit (loss)	(5,574)	(1,900)	1,145	3,873
Operating loss	(29,519)	(67,611)	(19,754)	(29,558)
Net loss	(51,014)	(88,963)	(122,292)	(34,126)

(1)	Results for the first quarter of 2002 included a $47.5 million impairment charge related to goodwill, which was recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

(2)	Results for the second quarter of 2002 included $379.0 million in other income, net associated with the extinguishment of liabilities subject to compromise, and $17.3 million in other income, net to adjust certain balance sheet items to their fair value in accordance with fresh-start reporting.

(3)	Results for the third quarter of 2002 included a $6.8 million charge associated with in-process research and development costs.

(4)	Results for the fourth quarter of 2002 included a $33.9 million impairment charge related to the write-off of all remaining goodwill, and a $2.4 million stock compensation charge.

(5)	Results for the second quarter of 2001 included $36.4 million of impairment charge related to the write-down of land and buildings held for sale and other equipment no longer in service, and a $6.6 million restructuring charge pertaining to lease obligations on equipment no longer in service.

(6)	Results for the third quarter of 2001 included a $99.1 million charge to interest expense related to accretion to increase the value of the subordinated convertible notes to their full face value of $230.0 million.

(7)	Results for the fourth quarter of 2001 included a $10.4 million impairment charge related to the write down of land and buildings held for sale, a $3.4 million impairment charge related to manufacturing equipment no longer in service, and a $0.6 million restructuring charge related to additional facility exit costs.

(8)	Earnings per share of the Predecessor Company are not presented as the amounts are not meaningful.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.     Subsequent Event

      On February 19, 2003, we were approved to list our stock on the Nasdaq National Stock Market. On February 25, 2003, our stock ceased trading on the OTC Bulletin Board and began trading on the Nasdaq National Stock Market under the symbol KOMG.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PART III

Item(s)     10, 11, 12, and 13

      Items 10 through 13 of Part III will be contained in the Komag, Incorporated Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2003 (the “2003 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than April 21, 2003. The cross-reference table below sets forth the captions under which the responses to these items are found:

10-K Item	Description	Caption in 2003 Proxy Statement

10	Directors and Executive Officers	“Item No. 1 — Election of Directors” and “Compliance with Section 16(a) Beneficial Ownership Reporting”
11	Executive Compensation	“Executive Compensation and Related Information”
12	Security Ownership of Certain Beneficial Owners and Management	“Stock Ownership Table”
13	Certain Relationships and Related Transactions	“Certain Relationships and Related Transactions”

      The information set forth under the captions listed above, contained in the 2003 Proxy Statement, are hereby incorporated herein by reference in response to Items 10 through 13 of this Report on Form 10-K.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) List of Documents filed as part of this Financial Statements.

      The following consolidated financial statements of Komag, Incorporated are filed in Part II, Item 8 of this Report on Form 10-K:

Consolidated Statements of Operations — Six Months Ended December 29, 2002, Six Months Ended June 30, 2002, Fiscal Year 2001, and Fiscal Year 2000

Consolidated Balance Sheets — December 29, 2002 and December 30, 2001

Consolidated Statements of Cash Flows — Six Months Ended December 29, 2002, Six Months Ended June 30, 2002, Fiscal Year 2001, and Fiscal Year 2000

Consolidated Statements of Stockholders’ Equity — Six Months Ended December 29, 2002, Six Months Ended June 30, 2002, Fiscal Year 2001, and Fiscal Year 2000

Notes to Consolidated Financial Statements

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

     3.     Exhibits.

Exhibit
Number	Description

2.1	Komag Incorporated’s Further Modified First Amended Plan of Reorganization, dated May 7, 2002 (incorporated by reference from Exhibit 2.1 filed with the Company’s Form 8-K filed on July 11, 2002).
2.2	Findings of Fact, Conclusions of Law and Order, dated May 9, 2002, Confirming Further Modified First Amended Plan of Reorganization of Komag, Incorporated, dated May, 2002 (incorporated by reference from Exhibit 2.2 filed with the Company’s Form 8-K filed on July 11, 2002).
3.1	Amended and Restated Certificate of Incorporation of Komag, Incorporated (incorporated by reference from Exhibit 3.1 filed with the Company’s Form 10-Q filed on August 13, 2002).
3.2	Bylaws of Komag, Incorporated (incorporated by reference from Exhibit 3.2 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.1	Form of Stock Certificate for Common Stock (incorporated by reference from Exhibit 4.1 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.2	Registration Rights Agreement between Komag, Incorporated and certain holders of common stock and Senior Secured Notes due 2007 (incorporated by reference from Exhibit 4.2 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.3	Form of Warrant (incorporated by reference from Exhibit 4.3 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.4	Loan and Security Agreement between Komag, Incorporated, the lenders named therein, Foothill Capital Corporation as arranger and administrative agent and Ableco Finance LLC as collateral agent (incorporated by reference from Exhibit 4.4 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.5	Indenture, dated June 30, 2002, governing the Senior Secured Notes due 2007 (incorporated by reference from Exhibit 4.5 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.6	Form of Senior Secured Notes due 2007 (incorporated by reference from Exhibit 4.6 filed with the Company’s Form 10-Q filed on August 13, 2002).

Exhibit
Number	Description

4.7	Indenture, dated June 30, 2002, governing the Junior Secured Notes due 2007 (incorporated by reference from Exhibit 4.7 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.8	Form of Junior Secured Notes due 2007 (incorporated by reference from Exhibit 4.8 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.9	Intercreditor Agreement dated June 30, 2002, between Komag, Incorporated, Ableco Finance LLC, The Bank of New York, and Bank One Trust Company, NA.
4.10	Intercreditor Agreement dated June 30, 2002, between Komag, Incorporated, The Bank of New York, and Bank One Trust Company, NA.
10.1.1	Lease Agreement dated May 2, 1989 by and between Stony Point Associates I and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.1.6 filed with the Company’s report on Form 10-K for the year ended December 31, 1989).
10.1.2	Lease Agreement (B10) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated (incorporated by reference from Exhibit 10.1.11 filed with the Company’s report on Form 10-K for the year ended December 29, 1996).
10.1.3	Lease Agreement (B11) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated (incorporated by reference from Exhibit 10.1.12 filed with the Company’s report on Form 10-K for the year ended December 29, 1996).
10.1.4	Sublease Agreement (B11) dated January 10, 2000, between Komag, Incorporated and 2Wire, Inc. (incorporated by reference from Exhibit 10.1.15 filed with the Company’s report on Form 10-K for the year ended January 2, 2000).
10.1.5	Second Amendment to Lease dated March 16, 1999 by and between Northern Trust Bank of California N.A. and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.1.16 filed with the Company’s report on Form 10-K for the year ended January 2, 2000).
10.2	Form of Indemnification Agreement
10.3	Asset Purchase Agreement between the Company and Western Digital Corporation dated April 8, 1999 (incorporated by reference from Exhibit 10.1.13 filed with the Company’s report of Form 10-Q for the quarter ended July 4, 1999) (Confidential treatment requested as to certain portions.)
10.3.1	Volume Purchase Agreement dated as of April 8, 1999 by and between the Company and Western Digital Corporation (incorporated by reference from Exhibit 10.1.14 filed with the Company’s report of Form 10-Q for the quarter ended July 4, 1999) (Confidential treatment requested as to certain portions).
10.3.2	Amendment Number 1 to Volume Purchase Agreement with Western Digital Corporation dated October 5, 2001 (incorporated by reference from Exhibit 10.1 filed with the Company’s report on Form 10-Q for the quarter ended September 30, 2001).
10.4.1	2002 Qualified Stock Option Plan and forms of agreement thereunder (incorporated by reference from Exhibit 10.4.1 filed with the Company’s S-1 Registration Statement filed on August 27, 2002).
10.4.2	Komag, Incorporated 2002 Deferred Compensation Plan (incorporated by reference from Exhibit 10.4.2 filed with the Company’s S-1 Registration Statement filed on August 27, 2002).
10.4.3	Komag, Incorporated Retention Bonus Plan (incorporated by reference from Exhibit 10.4.3 filed with the Company’s S-1 Registration Statement filed on August 27, 2002).
10.4.4	Form of Komag, Incorporated 2002 Employee Stock Purchase Plan (incorporated by reference from Exhibit 99.2 filed with the Company’s S-1 Registration Statement filed on August 27, 2002).
10.5	Form of Executive Retention Agreement between Komag, Incorporated and certain executive officers (incorporated by reference from Exhibit 10.6.1 filed with the Company’s S-1 Registration Statement filed on August 27, 2002).
16.	Letter dated November 26, 2001 regarding change in certifying accountants from Ernst & Young LLP (incorporated by reference from Exhibit 16 filed with the company’s report on Form 8-K filed on November 26, 2001).
21	Subsidiaries of Komag, Incorporated.
23.1	Consent of KPMG LLP.
23.2	Consent of Ernst & Young LLP.

Exhibit
Number	Description

24	Power of Attorney. Reference is made to the signature pages of this Report.
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

      The Company agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company.

      (b) Reports on Form 8-K.

      Not Applicable

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on this 13th day of March, 2003.

KOMAG, INCORPORATED

By	/s/ THIAN HOO TAN

Thian Hoo Tan
Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears herein constitutes and appoints Thian Hoo Tan and Kathleen A. Bayless, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THIAN HOO TAN (Thian Hoo Tan)	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2003

/s/ KATHLEEN A. BAYLESS (Kathleen A. Bayless)	Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 13, 2003

/s/ PAUL BRAHE (Paul Brahe)	Director	March 13, 2003

/s/ CHRIS A. EYRE (Chris A. Eyre)	Director	March 13, 2003

/s/ NEIL S. SUBIN (Neil S. Subin)	Director	March 13, 2003

/s/ KENNETH R. SWIMM (Kenneth R. Swimm)	Director	March 13, 2003

/s/ DAVID G. TAKATA (David G. Takata)	Director	March 13, 2003

/s/ HARRY G. VAN WICKLE (Harry G. Van Wickle)	Director	March 13, 2003

/s/ RAYMOND H. WECHSLER (Raymond H. Wechsler)	Director	March 13, 2003

/s/ MICHAEL LEE WORKMAN (Michael Lee Workman)	Director	March 13, 2003

*By /s/ KATHLEEN A. BAYLESS (Kathleen A. Bayless, Attorney-in-Fact)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thian Hoo Tan, certify that:

1. I have reviewed this annual report on Form 10-K of Komag, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) any significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ THIAN HOO TAN

Thian Hoo Tan
Chief Executive Officer

DATE:     March 13, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kathleen A. Bayless, certify that:

1. I have reviewed this annual report on Form 10-K of Komag, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) any significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

BY:	/s/ KATHLEEN A. BAYLESS

Kathleen A. Bayless
Vice President, Chief Financial Officer

DATE:     March 13, 2003

Item 14(d) Financial Statement Schedule

KOMAG, INCORPORATED

Schedule II —VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D		Column E		Column F

	Balance at	Additions Charged						Balance
	Beginning	to Costs						at End
Description	of Period	and Expenses		Other		Deductions		of Period

	(In thousands)
PREDECESSOR COMPANY
Year ended December 31, 2000
Allowance for doubtful accounts	$1,761	$55		$2,123	(3)	$—		$3,939
Allowance for sales returns	419	5,741	(1)	485	(3)	5,236	(2)	1,409

	$2,180	$5,796		$2,608		$5,236		$5,348

Year ended December 30, 2001
Allowance for doubtful accounts	$3,939	$(473)		$—		$1,829		$1,637
Allowance for sales returns	1,409	3,039	(1)	—		3,492	(2)	956

	$5,348	$2,566		$—		$5,321		$2,593

Six months ended June 30, 2002
Allowance for doubtful accounts	$1,637	$(295)		$—		$935		$407
Allowance for sales returns	956	751	(1)	—		1,266	(2)	441

	$2,593	$456		$—		$2,201		$848

SUCCESSOR COMPANY
Six months ended December 29, 2002
Allowance for doubtful accounts	$407	$10		$—		$16		$401
Allowance for sales returns	441	1,146	(1)	—		887	(2)	700

	$848	$1,156		$—		$903		$1,101

(1)	Additions to the allowance for sales returns are netted against sales.

(2)	Actual sales returns of subsequently scrapped product were charged against the allowance for sales returns. Actual sales returns of product that were subsequently tested and shipped to another customer were netted directly against sales.

(3)	Adjustment to reflect addition of HMT balance related to merger.

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Komag Incorporated’s Further Modified First Amended Plan of Reorganization, dated May 7, 2002 (incorporated by reference from Exhibit 2.1 filed with the Company’s Form 8-K filed on July 11, 2002).
2.2		Findings of Fact, Conclusions of Law and Order, dated May 9, 2002, Confirming Further Modified First Amended Plan of Reorganization of Komag, Incorporated, dated May, 2002 (incorporated by reference from Exhibit 2.2 filed with the Company’s Form 8-K filed on July 11, 2002).
3.1		Amended and Restated Certificate of Incorporation of Komag, Incorporated (incorporated by reference from Exhibit 3.1 filed with the Company’s Form 10-Q filed on August 13, 2002).
3.2		Bylaws of Komag, Incorporated (incorporated by reference from Exhibit 3.2 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.1		Form of Stock Certificate for Common Stock (incorporated by reference from Exhibit 4.1 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.2		Registration Rights Agreement between Komag, Incorporated and certain holders of common stock and Senior Secured Notes due 2007 (incorporated by reference from Exhibit 4.2 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.3		Form of Warrant (incorporated by reference from Exhibit 4.3 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.4		Loan and Security Agreement between Komag, Incorporated, the lenders named therein, Foothill Capital Corporation as arranger and administrative agent and Ableco Finance LLC as collateral agent (incorporated by reference from Exhibit 4.4 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.5		Indenture, dated June 30, 2002, governing the Senior Secured Notes due 2007 (incorporated by reference from Exhibit 4.5 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.6		Form of Senior Secured Notes due 2007 (incorporated by reference from Exhibit 4.6 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.7		Indenture, dated June 30, 2002, governing the Junior Secured Notes due 2007 (incorporated by reference from Exhibit 4.7 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.8		Form of Junior Secured Notes due 2007 (incorporated by reference from Exhibit 4.8 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.9		Intercreditor Agreement dated June 30, 2002, between Komag, Incorporated, Ableco Finance LLC, The Bank of New York, and Bank One Trust Company, NA..
4.10		Intercreditor Agreement dated June 30, 2002, between Komag, Incorporated, The Bank of New York, and Bank One Trust Company, NA.
10.1.	1	Lease Agreement dated May 2, 1989 by and between Stony Point Associates I and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.1.6 filed with the Company’s report on Form 10-K for the year ended December 31, 1989).
10.1.	2	Lease Agreement (B10) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated (incorporated by reference from Exhibit 10.1.11 filed with the Company’s report on Form 10-K for the year ended December 29, 1996).
10.1.	3	Lease Agreement (B11) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated (incorporated by reference from Exhibit 10.1.12 filed with the Company’s report on Form 10-K for the year ended December 29, 1996).
10.1.	4	Sublease Agreement (B11) dated January 10, 2000, between Komag, Incorporated and 2Wire, Inc. (incorporated by reference from Exhibit 10.1.15 filed with the Company’s report on Form 10-K for the year ended January 2, 2000).
10.1.	5	Second Amendment to Lease dated March 16, 1999 by and between Northern Trust Bank of California N.A. and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.1.16 filed with the Company’s report on Form 10-K for the year ended January 2, 2000).
10.2		Form of Indemnification Agreement.
10.3		Asset Purchase Agreement between the Company and Western Digital Corporation dated April 8, 1999 (incorporated by reference from Exhibit 10.1.13 filed with the Company’s report of Form 10-Q for the quarter ended July 4, 1999) (Confidential treatment requested as to certain portions.)

Exhibit
Number		Description

10.3.	1	Volume Purchase Agreement dated as of April 8, 1999 by and between the Company and Western Digital Corporation (incorporated by reference from Exhibit 10.1.14 filed with the Company’s report of Form 10-Q for the quarter ended July 4, 1999) (Confidential treatment requested as to certain portions).
10.3.	2	Amendment Number 1 to Volume Purchase Agreement with Western Digital Corporation dated October 5, 2001 (incorporated by reference from Exhibit 10.1 filed with the Company’s report on Form 10-Q for the quarter ended September 30, 2001).
10.4.	1	2002 Qualified Stock Option Plan and forms of agreement thereunder (incorporated by reference from Exhibit 10.4.1 filed with the Company’s S-1 Registration Statement filed on August 27, 2002).
10.4.	2	Komag, Incorporated 2002 Deferred Compensation Plan (incorporated by reference from Exhibit 10.4.2 filed with the Company’s S-1 Registration Statement filed on August 27, 2002).
10.4.	3	Komag, Incorporated Retention Bonus Plan (incorporated by reference from Exhibit 10.4.3 filed with the Company’s S-1 Registration Statement filed on August 27, 2002).
10.4.	4	Form of Komag, Incorporated 2002 Employee Stock Purchase Plan (incorporated by reference from Exhibit 99.2 filed with the Company’s S-1 Registration Statement filed on August 27, 2002).
10.5		Form of Executive Retention Agreement between Komag, Incorporated and certain executive officers (incorporated by reference from Exhibit 10.6.1 filed with the Company’s S-1 Registration Statement filed on August 27, 2002).
16.		Letter dated November 26, 2001 regarding change in certifying accountants from Ernst & Young LLP (incorporated by reference from Exhibit 16 filed with the company’s report on Form 8-K filed on November 26, 2001).
21		Subsidiaries of Komag, Incorporated.
23.1		Consent of KPMG LLP.
23.2		Consent of Ernst & Young LLP.
24		Power of Attorney. Reference is made to the signature pages of this Report.
99.1		Certification of Chief Executive Officer and Chief Financial Officer.