Form 10-Q
period 2003-03-30
KOMAG INC /DE/
filed 2003-05-08
CIK 813347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 30, 2003
Commission File Number 0-16852

KOMAG, INCORPORATED

(Registrant)

Incorporated in the State of Delaware
I.R.S. Employer Identification Number 94-2914864
1710 Automation Parkway, San Jose, California 95131
Telephone: (408) 576-2000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act rule 12b-2). Yes ☐ No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒No ☐

     On March 30, 2003, 23,521,373 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding.

INDEX
KOMAG, INCORPORATED

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated statements of operations — three months ended March 30, 2003 and March 31, 2002	3

	Consolidated balance sheets — March 30, 2003 and December 29, 2002	4

	Consolidated statements of cash flows — three months ended

	March 30, 2003 and March 31, 2002	5

	Notes to consolidated financial statements	6-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	37

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 2.	Changes in Securities	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits and Reports on Form 8-K	38

SIGNATURES		39

OFFICER CERTIFICATIONS		40-42

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KOMAG, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor	Predecessor
	Company	Company

	Three Months	Three Months
	Ended	Ended
	Mar 30, 2003	Mar 31, 2002

Net sales	$105,515	$61,365
Cost of sales	82,739	55,168

Gross profit	22,776	6,197
Operating expenses:
Research, development, and engineering	9,909	9,391
Selling, general, and administrative	4,562	4,166
Amortization of intangible assets	—	3,074

	14,471	16,631

Operating income (loss)	8,305	(10,434)
Other income (expense):
Interest income	108	97
Interest expense	(3,385)	—
Other income, net	1,057	3,035

	(2,220)	3,132

Income (loss) before reorganization costs, income taxes, minority interest/ equity interest in net loss of related companies, and cumulative effect of change in accounting principle	6,085	(7,302)
Reorganization costs, net	—	991
Provision for income taxes	1,031	380

Income (loss) before minority interest/equity interest in net loss of related companies, and cumulative effect of change in accounting principle	5,054	(8,673)
Minority interest/equity interest in net loss of related companies	—	1,509

Income (loss) before cumulative effect of change in accounting principle	5,054	(10,182)
Cumulative effect of change in accounting principle	—	(47,509)

Net income (loss)	$5,054	$(57,691)

Basic net income per share	$0.22

Diluted net income per share	$0.21

Number of shares used in basic per share computation	23,297

Number of shares used in diluted per share computation	23,934

See notes to consolidated financial statements.

KOMAG, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	Mar 30, 2003	Dec 29, 2002
	(Unaudited)	(Note)

Current assets
Cash and cash equivalents	$36,336	$23,520
Accounts receivable (less allowances of $1,382 in 2003 and $1,101 in 2002)	48,300	46,241
Inventories	14,843	14,925
Prepaid expenses and deposits	359	2,288

Total current assets	99,838	86,974
Property, plant, and equipment, net	189,829	196,414
Land and buildings held for sale	24,600	24,600
Intangible assets, net	8,349	9,142
Other assets	70	70

	$322,686	$317,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$15,217	$10,229
Trade accounts payable	34,410	35,371
Accrued expenses and other liabilities	12,871	13,717

Total current liabilities	62,498	59,317
Long-term debt	126,362	129,923

Total liabilities	188,860	189,240
Stockholders’ equity
Common stock	235	232
Additional paid-in capital	171,900	171,876
Deferred stock-based compensation	(1,444)	(2,229)
Accumulated deficit	(36,865)	(41,919)

Total stockholders’ equity	133,826	127,960

	$322,686	$317,200

Note: The balance sheet at December 29, 2002 was derived from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

KOMAG, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor	Predecessor
	Company	Company

	Three Months	Three Months
	Ended	Ended
	Mar 30, 2003	Mar 31, 2002

Operating Activities
Net income (loss)	$5,054	$(57,691)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	47,509
Depreciation and amortization on property, plant, and equipment	10,590	13,800
Amortization of intangible assets	933	3,074
Amortization of deferred stock-based compensation	812	—
Non-cash interest charges	1,642	—
Gain on disposal of assets	(724)	(2,387)
Minority interest/equity interest in net loss of related companies	—	1,509
Changes in operating assets and liabilities:
Accounts receivable, net	(2,059)	(3,231)
Inventories	82	490
Prepaid expenses and deposits	1,929	312
Trade accounts payable	(961)	3,977
Accrued expenses and other liabilities	(846)	(1,877)

	16,452	5,485
Reorganization costs, net	—	991

Net cash provided by operating activities	16,452	6,476
Investing Activities
Acquisition of property, plant, and equipment	(4,005)	(2,720)
Proceeds from short-term investments at maturity	—	335
Proceeds from disposal of assets	724	2,423
Investment in intangible assets	(140)	—

Net cash provided by (used in) investing activities	(3,421)	38
Financing Activities
Payment of debt	(215)	—

Net cash used in financing activities	(215)	—

Increase in cash and cash equivalents	12,816	6,514
Cash and cash equivalents at beginning of period	23,520	17,486

Cash and cash equivalents at end of period	$36,336	$24,000

See notes to consolidated financial statements.

KOMAG, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 30, 2003

     Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the consolidated financial position, operating results, and cash flows for the periods presented, have been included. Operating results for the three months ended March 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 28, 2003.

     Komag, Incorporated (KUS) filed a voluntary petition for reorganization under chapter 11 of the United States Bankruptcy Code on August 24, 2001 (the Petition Date). The petition was filed with the United States Bankruptcy Court for the Northern District of California. The petition related only to the Company’s U.S. corporate parent, KUS, and did not include any of its subsidiaries.

     KUS proposed, and in May 2002 the Bankruptcy Court confirmed, the Further Modified First Amended Plan of Reorganization (the Plan), which became effective on June 30, 2002. KUS emerged from bankruptcy on that date. In accordance with Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the Company adopted fresh-start reporting and reflected the effects of the adoption in the consolidated financial statements for the six months ended June 30, 2002. Fresh-start reporting requires the recording of assets and liabilities at fair value, and stockholders’ equity based on the reorganization (enterprise) value. As a result of the adoption of fresh-start reporting, the consolidated statements of operations and statements of cash flows for periods ended after June 30, 2002 are prepared on a basis of accounting that is different from that utilized for periods ended prior to June 30, 2002. Therefore, the Company’s consolidated statements of operations and cash flows for the three months ended March 30, 2003 are not comparable to the consolidated statements of operations and cash flows for the three months ended March 31, 2002.

     Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

     Fiscal Year: The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three-month reporting periods included in this report consisted of 13 weeks.

     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following (in thousands):

	Mar 30, 2003	Dec 29, 2002

Raw material	$9,615	$9,281
Work in process	3,278	2,350
Finished goods	1,950	3,294

	$14,843	$14,925

     Stock-Based Compensation: The Company uses the intrinsic value method to account for employee stock-based compensation. The intrinsic value method is in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost is recorded on the date of grant to the extent that the fair value of the underlying share of common stock exceeds the exercise price for a stock option or the purchase price for a share of common stock.

     In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123, the Company provides pro forma disclosure of the effect on net income and earnings per share had the fair value method, as prescribed by SFAS No. 123, been used.

     The following table reflects the effect on net income and earnings per share of the Company after emergence from bankruptcy (the Successor Company) for the three months ended March 30, 2003, and on the net loss of the Company prior to emergence from bankruptcy (the Predecessor Company) for the three months ended March 31, 2002, had the fair value method been applied to all outstanding and unvested awards.

     Upon emergence from chapter 11 on June 30, 2002, the Company had a significant change in the structure of stockholders’ equity. Accordingly, earnings per share of the Predecessor Company are not presented, as the amounts are not meaningful.

	Successor	Predecessor
	Company	Company

	Three Months	Three Months
	Ended	Ended
	Mar 30, 2003	Mar 31, 2002

Net income (loss), as reported	$5,054	$(57,691)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	812	-
Deduct: Stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(922)	(2,448)

Pro forma net income (loss)	$4,944	$(60,139)

Net income per share:
Basic — as reported	$0.22

Diluted — as reported	$0.21

Basic and diluted — pro forma	$0.21

     For purposes of the pro forma disclosure, the fair value of each option and stock purchase right grant is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for grants in the first three months of 2003 (there were no grants in the first three months of 2002): a risk-free interest rate of 2.68%, a volatility factor of the expected market price of the Company’s common stock of 87.1%, and a weighted-average expected life of the options of four years. There was no dividend yield included in the calculation, as the Company does not pay dividends. The weighted average fair value of options granted during the first three months of 2003 was $4.32.

     For purposes of the pro forma disclosure, the fair value of the employees’ purchase rights under the 2002 Employee Stock Purchase Plan (ESPP) has been estimated using the Black-Scholes model assuming a risk-free interest rate of 1.18% for the first three months of 2003 (there was no ESPP Plan in effect in 2002). The volatility factor of the expected market price was 62.2% for the first three months of 2003. The weighted-average expected life of the purchase rights was six months. The weighted-average fair value of those purchase rights granted in the first three months of 2003 was $1.77.

     Net Income Per Share: The Company determines net income per share in accordance with SFAS No. 128, Earnings per Share.

     Basic net income per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common stockholders by the weighted-average number of shares and dilutive potential shares of common stock outstanding during the period. The dilutive effect of outstanding options and stock purchase rights is reflected in diluted earnings per share by application of the treasury stock method.

     Upon emergence from chapter 11 on June 30, 2002, the Company had a significant change in the structure of stockholders’ equity. Accordingly, earnings per share of the Predecessor Company are not presented, as the amounts are not meaningful.

     The following table sets forth the computation of net income per share (in thousands, except per share amounts):

Successor
Company

Three Months
Ended
Mar 30, 2003

Numerator: Net income	$5,054

Denominator for basic income per share — weighted average shares	23,297
Effect of dilutive securities:
Stock purchase rights	529
Stock options	108

Denominator for dilutive income per share	23,934

Basic net income per share	$0.22

Diluted net income per share	$0.21

     Incremental common shares attributable to outstanding common stock options (assuming proceeds would be used to purchase treasury stock) of 114,640 for the three months ended March 30, 2003 were not included in the diluted net income per share calculation because the effect would have been anti-dilutive.

     Incremental common shares attributable to outstanding common stock warrants (assuming proceeds would be used to purchase treasury stock) of 1,000,000 for the three months ended March 30, 2003 were not included in the diluted net income per share calculation because the effect would have been anti-dilutive.

     Recent Accounting Pronouncements: In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to (i) include disclosure of certain obligations and (ii) if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual reports that end after December 15, 2002. The adoption of the disclosure provision had no impact on the Company’s disclosures. The recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 29, 2002. The Company adopted the recognition and measurement provisions of FIN 45 in the first quarter of 2003, and the adoption had no impact on the Company’s consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company adopted FIN 46 on the first day of its 2003 fiscal year. The adoption had no impact on the Company’s consolidated financial statements.

Note 2. Related Parties and Major Customers

     Prior to June 30, 2002, sales to Western Digital Corporation (Western Digital) were reported as related party transactions, as Western Digital owned more than 5% of the Company’s outstanding common stock. For the periods subsequent to June 30, 2002, Western Digital was no longer a related party, as it owned less than 5% of the company’s outstanding stock. Sales to Western Digital in the first quarter of 2002 were $41.0 million.

     In the first quarter of 2003, sales to Western Digital and Maxtor Corporation (Maxtor) accounted for 48% and 35%, respectively, of the Company’s revenue. Sales to Hitachi Global Storage Technologies and IBM combined accounted for 16% of the Company’s revenue in the first quarter of 2003. In the first quarter of 2002, sales to Western Digital, Maxtor, and Seagate Technology (Seagate) accounted for 67%, 23%, and 8%, respectively, of the Company’s revenue.

Note 3. Interest Expense

     In the first quarter of 2003, the Company recorded $3.4 million in interest expense, which primarily represented interest on the Company’s debt issued on emergence from chapter 11. No interest expense was recorded in the first quarter of 2002, as interest expense was suspended while the Company was in chapter 11.

Note 4. Reorganization Costs, Net

     No reorganization expenses were recorded in the first quarter of 2003, compared to $1.0 million in the first quarter of 2002. Reorganization expenses in the first quarter of 2002 primarily reflected professional fees related to the chapter 11 bankruptcy proceeding.

Note 5. Income Taxes

     The Company’s income tax provisions of $1.0 million and $0.4 million for the three-month periods ended March 30, 2003, and March 31, 2002, respectively, represent foreign withholding taxes on royalty and interest payments.

     The Company’s wholly-owned thin-film media operation, KMS, received a five-year extension of its initial tax holiday for its first plant site. The tax holiday is effective through June 2003. KMS has also been granted additional tax holidays for its second and third plant sites in Malaysia. These tax holidays are effective through December 2006 and 2008, respectively. The Company has applied for an extension of the tax holiday expiring in June 2003. The Company may or may not receive an extension.

     Due to the uncertainty as to the timing and amount of future income, the Company continues to provide a full valuation allowance against its deferred tax assets.

Note 6. Minority Interest/Equity Interest in Net Loss of Related Companies

     The minority interest for Kobe USA’s 20% share of KMT’s net income in the first quarter of 2002 was less than $0.1 million. KMT ceased operations in the third quarter of 2002.

     In the first quarter of 2002, the Company recorded a $1.5 million loss as its equity share in the net loss of Chahaya, a former equity investment. Chahaya ceased operations in the fourth quarter of 2002. The Company currently has no minority or equity interests in related companies.

Note 7. Goodwill and Other Intangible Assets

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

     Upon the adoption of fresh-start reporting as of June 30, 2002, the Company recorded goodwill of $33.9 million, which equaled the reorganization value in excess of amounts allocable to identifiable net assets recorded in accordance with SOP 90-7. In the fourth quarter of 2002, the Company performed its first annual goodwill impairment analysis under SFAS No. 142, utilizing the market capitalization method required for single-business-unit companies. Because the Company’s market capitalization was significantly less than net book value at December 29, 2002, the Company wrote off the entire $33.9 million goodwill balance in the fourth quarter of 2002.

     Upon the adoption of fresh-start reporting as of June 30, 2002, the Company recorded other intangible assets in the amount of $17.6 million. As of March 30, 2003, other intangible assets included; 1) developed technology of $3.1 million (less accumulated amortization of $0.7 million), which is being amortized on a straight-line basis over its estimated useful life of three and one-half years; 2) a volume purchase agreement of $7.7 million (less accumulated amortization of $2.1 million), which is being amortized on a straight-line basis over its useful life of two and three-quarter years; and 3) patent costs of $0.3 million (less accumulated amortization of zero). Amortization of intangible assets in the first quarter of 2003 was $0.9 million, which was included in cost of sales. Amortization of intangible assets in the first quarter of 2002 was $3.1 million, which was included in operating expenses.

     Note 8. Accrued Expenses and Other Liabilities

     The following table summarizes accrued expenses and other liabilities balances as of March 30, 2003 and December 29, 2002 (in thousands):

	Mar 30, 2003	Dec 29, 2002

Accrued Compensation and Benefits	$7,457	$7,732
Restructuring Liabilities	1,554	2,356
Other Liabilities	3,860	3,629

	$12,871	$13,717

     Cash payments under the Company’s restructuring liabilities were $0.8 million in the first quarter of 2003.

Note 9. Subsequent Events

     In April 2003, the Company’s Board of Directors approved an amendment to the 2002 Qualified Stock Plan (2002 Stock Plan) to accelerate the date on which the additional 750,000 shares will be reserved under the 2002 Stock Plan, and to increase the total number of shares to be reserved for issuance by only 450,000 shares, a 300,000 share decrease from the aforementioned 750,000 share increase that was originally approved by stockholders in October 2002.

     In April 2003, the Company’s Board of Directors approved an amendment to the 2002 Employee Stock Purchase Plan to increase the total number of shares subject to purchase under the Plan by 300,000 shares so that a total of 600,000 shares will be available for purchase. The Board proposes that the 300,000 shares to be used for this increase come from the reduction to the 2002 Stock Plan increase as noted above.

     These amendments are subject to stockholder vote and approval at the annual meeting of stockholders on May 20, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I., Financial Information, Item 1. Consolidated Financial Statements of this report.

     The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” and similar expressions. In addition, forward-looking statements include, but are not limited to, statements about our beliefs, estimates or plans about the following topics: our ability to maintain low manufacturing and operating costs, our ability to estimate shipping volumes, pricing pressures and selling, general and administrative expenses, expected sales of higher density disks, our beliefs regarding our liquidity needs, and estimates of debt payments and future cash needs.

     The Company’s business is subject to a number of risks and uncertainties. While this discussion represents our current judgment on the future direction of our business, these risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Some of the important factors that may influence possible differences are continued competitive factors, technological developments, pricing pressures, changes in customer demand, and general economic conditions, as well as those discussed below in “Other Factors that May Affect Future Operating Results.”

Results of Operations

Overview

     Our business is capital-intensive, and is characterized by high fixed costs, making it imperative that we sell disks in high volume. Our contribution margin per disk sold varies with changes in selling price, input material costs, and production yield. As demand for our disks increases, our total contribution margin increases, improving our financial results because we do not have to increase our fixed cost structure in proportion to increases in demand and resultant capacity utilization. Conversely, our financial results would deteriorate rapidly if the disk market were to worsen.

     Adverse conditions in the thin-film media market, which began in mid-1997, impacted our business through the majority of 2002. Demand for disk drives grew rapidly during the mid-1990s, and industry forecasts were for continued strong growth. Along with many of our competitors (both independent disk manufacturers and captive disk manufacturers owned by vertically integrated disk drive companies), in 1996 we committed to expansion programs and substantially increased media manufacturing capacity in 1997. In 1997, the rate of growth in demand for disk drives fell. Disk drive manufacturers abruptly reduced their orders for media from independent suppliers and relied more heavily on internal capacity to supply a larger proportion of their media requirements. The media industry’s capacity expansion, coupled with the decrease in the rate of demand growth, resulted in excess media production capacity. Due to classic micro-economic forces, this excess industry capacity caused sharp declines in average selling prices for disk products as independent suppliers struggled to utilize their capacity.

     In addition, by the end of 1998, most disk drives manufactured were transitioned to the use of advanced magneto-resistive media and recording heads. This transition led to unprecedented increases in areal density and, therefore, the amount of data that could be stored on a single disk platter. Increased storage capacity per disk allows drive manufacturers to offer lower-priced disk drives by incorporating fewer components into their disk drives. Because of this lower disk-per-drive ratio, demand for disks decreased overall during the period from 1997 through the majority of 2002, resulting in substantial excess disk production capacity. The significant amount of captive capacity employed by certain disk drive manufacturers also continues to impair the market opportunities for independent disk suppliers such as our company.

     As a result of the continuing excess disk production capacity in our industry, we closed U.S. manufacturing operations, merged with HMT Technology Corporation, and consolidated our combined U.S.-based manufacturing operations in Malaysia over the three-year period from 1999 through 2001. In June 2002, we announced that we would close the KMT research and development facility in Santa Rosa, California. The closure was completed in the third quarter of 2002.

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

     As discussed in Note 1, we emerged from chapter 11 bankruptcy on June 30, 2002. In accordance with SOP 90-7, we adopted fresh-start reporting and reflected the effects of the adoption in the consolidated financial statements for the six months ended June 30, 2002. Fresh-start reporting requires the recording of assets and liabilities at fair value, and stockholders’ equity based on reorganization (enterprise) value. Because our consolidated statement of operations for the three months ended March 30, 2003, was prepared on a different basis of accounting (in accordance with fresh-start reporting requirements), it is not comparable to our consolidated statement of operations for the three months ended March 31, 2002.

Net Sales

     Consolidated net sales increased by 72% to $105.5 million in the first quarter of 2003, from $61.4 million in the first quarter of 2002.

     The overall increase reflected an increase in finished unit sales volume to 16.7 million units in the first quarter of 2003 from 9.5 million units in the first quarter of 2002. The volume increase was somewhat offset by a decline in the finished unit average selling price, from $5.87 in the first quarter of 2002 to $5.57 in the first quarter of 2003. We believe that the unit shipment increase primarily reflected market share gains, which began in the second half of 2002, and which resulted from our early qualification on new advanced programs at our customers. The finished unit average selling price decline was primarily related to our efforts to increase market share, as well as continued general customer pricing pressure.

     Other disk sales in the first quarter of 2003 were $12.4 million, compared to $5.6 million in the first quarter of 2002. The increase reflected higher sales of textured aluminum substrates and single-sided disks in the first quarter of 2003 than in the first quarter of 2002. Other disk sales in the first quarter of 2002 primarily comprised sales of polished aluminum substrates and single-sided disks.

     In the second quarter of 2003, we expect relatively flat shipment volume and revenue, continued downward pricing pressure, and higher volume shipments of our advanced disk products than in the first quarter of 2003.

     In the first quarter of 2003, sales to Western Digital and Maxtor accounted for 48% and 35%, respectively, of our revenue. Sales to Hitachi Global Storage Technologies and IBM combined accounted for 16% of our revenues in the first quarter of 2003. In the first quarter of 2002, sales to Western Digital, Maxtor, and Seagate accounted for 67%, 23%, and 8%, respectively, of our revenue.

     We expect to continue to derive a substantial portion of our sales from Western Digital and Maxtor, and from a small number of other customers. Historically, our sales have been concentrated among several significant customers, and we expect it to remain concentrated. However, our customer sales distribution may vary from quarter to quarter based on the qualifications of our disks in specific customers’ drive programs and the success of those programs in the disk drive marketplace. As a result of the April 1999 acquisition of Western Digital’s media operation and the related volume purchase agreement, we expect our sales to remain highly concentrated with Western Digital. The volume purchase agreement expires in April 2005.

     Sales of 60GB per platter disks and greater increased to 45% of net sales in the first quarter of 2003, compared to less than 1% in the same period of 2002. The increase was the result of the continued rapid customer evolution to higher storage densities. There was also a decrease in lower GB disks, from 99% in the first quarter of 2002 to 55% in the first quarter of 2003. We anticipate sales of 60/80GB per-platter disks to increase for the rest of 2003.

Gross Margin

     Our overall gross margin percentage for the first quarter of 2003 was 21.6%, an 11.5 point increase compared to a gross margin percentage of 10.1% for the first quarter of 2002. The economies of scale associated with higher sales and production volume significantly lowered our fixed cost per disk, and accounted for 16.3 points of the increase. However, lower costs per disk from the higher sales and production volumes were somewhat offset by the decline in the finished unit average selling price, which accounted for a 4.8 point decrease in the gross margin percentage.

     We expect to maintain our variable cost per unit at levels similar to the last three quarters while continuing to advance our technology. We expect our fixed cost per unit in the remainder of 2003 to vary based on changes in production volumes from the level achieved in the first three months of 2003.

Research, Development, and Engineering Expenses

     Research, development, and engineering expenses of $9.9 million in the first quarter of 2003 were $0.5 million higher compared to the $9.4 million in the first quarter of 2002. The increase primarily reflected deferred stock-based compensation expense of $0.3 million, and a net $0.2 million increase in other spending. There was no deferred compensation expense in the first quarter of 2002.

     We expect research, development, and engineering spending in the second quarter of 2003 to be similar to the first quarter of 2003.

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses of $4.6 million in the first quarter of 2003 were $0.4 million higher compared to the $4.2 million incurred in the first quarter of 2002. The increase primarily reflected deferred stock-based compensation expense of $0.4 million. There was no deferred compensation expense in the first quarter of 2002.

     We expect selling, general, and administrative spending in the second quarter of 2003 to be similar to spending in the first quarter of 2003.

Amortization of Intangible Assets

     In the first quarter of 2003, we recorded $0.7 million of amortization on the volume purchase agreement with Western Digital, and $0.2 million of developed technology amortization. These amounts were included in cost of sales. See Note 3.

     Amortization of intangible assets in the first quarter of 2002 was $3.1 million, which was included in operating expenses. This amount included the remaining amortization of $2.6 million under the original Western Digital volume purchase agreement, which ended in the first quarter of 2002.

Interest Income and Interest Expense

     Interest income was $0.1 million in the first quarter of 2003 and the first quarter of 2002.

     Total cash and cash equivalents were $36.3 million at the end of the first quarter of 2003, and $24.0 million at the end of the first quarter of 2002.

     In the first quarter of 2003, we recorded $3.4 million in interest expense, which primarily represented interest on our debt issued on emergence from chapter 11. No interest expense was recorded in the first quarter of 2002, as interest expense was suspended while we were in chapter 11.

     We expect interest expense in the second quarter of 2003 to be similar to the first quarter of 2003.

Other Income, Net

     Other income, net in the first quarter of 2003 was $1.1 million, and primarily reflected a $0.7 million gain on the sale of certain idle manufacturing equipment and other assets, and a $0.3 million property tax refund. Other income, net was $3.0 million in the first quarter of 2002, and primarily reflected a $2.4 million gain on the sale of certain idle manufacturing equipment.

Reorganization Costs, Net

     No reorganization costs were recorded in the first quarter of 2003, compared to $1.0 million in the first quarter of 2002. The 2002 charges primarily reflected professional fees related to the chapter 11 bankruptcy proceeding. We do not anticipate incurring any reorganization costs in 2003.

Income Taxes

     Our income tax provisions of $1.0 million and $0.4 million for the three-month periods ended March 30, 2003, and March 31, 2002, respectively, represent foreign withholding taxes on royalty and interest payments.

     Our wholly-owned thin-film media operation, KMS, received a five-year extension of its initial tax holiday for its first plant site. The tax holiday is effective through June 2003. KMS has also been granted additional tax holidays for its second and third plant sites in Malaysia. These tax holidays are effective through December 2006 and 2008, respectively. We have applied for an extension of the tax holiday expiring in June 2003. We may or may not receive an extension.

     Due to the uncertainty as to the timing and amount of future income, we continue to provide a full valuation allowance against our deferred tax assets.

Minority Interest/Equity Interest in Net Loss of Related Companies

     The minority interest for Kobe USA’s 20% share of KMT’s net income in the first quarter of 2002 was less than $0.1 million. KMT ceased operations in the third quarter of 2002.

     In the first quarter of 2002, the Company recorded a $1.5 million loss as its equity share in the net loss of Chahaya, a former equity investment. Chahaya ceased operations in the fourth quarter of 2002. The Company currently has no minority or equity interests in related companies.

Cumulative Effect of Change in Accounting Principle

     We adopted SFAS No. 142 and recorded the effects of adoption in June 2002 on a cumulative effect basis as of the first day of the 2002 fiscal year.

     In accordance with SFAS No. 142, we were required to perform a transitional impairment analysis of our goodwill. The transitional impairment loss of $47.5 million was recognized in the first quarter of 2002 as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

Critical Accounting Policies

     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates if our assumptions are incorrect. We believe that the following discussion addresses our most critical accounting policies. These policies are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

     From December 29, 2002 to March 30, 2003, our allowance for sales returns increased by $0.3 million, and reflects an increase in estimated sales returns.

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

Liquidity and Capital Resources

     Cash and cash equivalents of $36.3 million at the end of the first quarter of 2003 increased by $12.8 million from the end of the 2002 fiscal year. The increase primarily reflected a $16.5 million increase resulting from consolidated operating activities, offset by $4.0 million of spending on the acquisition of property, plant, and equipment.

     Consolidated operating activities generated $16.5 million in cash in the first quarter of 2003. The primary components of this change include the following:

•	net income of $5.1 million, net of non-cash depreciation of $10.6 million, $1.6 million of non-cash interest expense, non-cash amortization of $0.9 million, and deferred stock-based compensation expense of $0.8 million, less a $0.7 million gain on asset disposals;

•	an accounts receivable increase of $2.1 million primarily due to increased sales in the last month of the quarter;

•	a prepaid expense decrease of $1.9 million primarily due to insurance premium amortization;

•	an accounts payable decrease of $1.0 million due to more timely payments; and

•	an accrued expenses and other liabilities decrease of $0.8 million, which primarily reflected payments of previously accrued expenses related to restructurings.

     In the first quarter of 2003, we spent $4.0 million on fixed asset acquisitions to improve our Malaysian plant manufacturing capabilities, and received $0.7 million in proceeds on the sale of idle manufacturing equipment. Sales of idle manufacturing equipment may vary from quarter to quarter. We also repaid $0.2 million of debt.

     Current non-cancelable capital commitments as of March 30, 2003 totaled $6.8 million. For the remainder of 2003, we plan to spend approximately $16.0 million on property, plant, and equipment for projects designed to improve yield and productivity, as well as to improve equipment capability for the manufacture of advanced products.

     We lease and sublease research and administrative facilities under operating leases that expire at various dates between 2004 and 2007. Certain of these leases include renewal options for five years. We have no capital leases.

     At March 30, 2003, the future minimum commitments for non-cancelable operating facility leases, equipment leases, and a facility sublease are as follows (in thousands):

	Minimum
	Lease	Sublease
	Payments	Payments

Remainder of 2003	$2,846	$1,126
2004	3,639	1,539
2005	3,425	1,585
2006	3,308	1,633
2007	403	414

	$13,621	$6,297

     We have available liquidity through a revolving credit facility (the Exit Facility) we entered into on June 30, 2002 simultaneously with our emergence from bankruptcy, that allows for advances of up to $15.0 million at any time outstanding, with a $3.0 million letter of credit sub-facility. The Exit Facility expires June 30, 2005. As of March 30, 2003, there were no borrowings under the Exit Facility. Our total outstanding borrowings under the Exit Facility at any one time may not exceed the lesser of $15.0 million or 70% of the fair market value of certain of our assets less a reserve, and less additional reserves that may be created by the Administrative Agent from time to time, as set forth in the Exit Facility agreement. The Exit Facility is secured by a first-priority security interest in substantially all of our assets, including tangible and intangible assets (except in the case of our ownership interest in its foreign subsidiaries, which is limited to a pledge of 65% of such equity interests). Interest is payable monthly in arrears at a rate of 12% per annum on the outstanding principal amount. We paid a commitment fee of $0.3 million to obtain the Exit Facility, and we pay ongoing unused commitment fees due on a monthly basis at an annual rate of 0.5% on the average unused portion of the $15.0 million facility during the preceding month. These unused commitment fees have been, and we expect them to be, approximately $6,250 a month.

     The Exit Facility contains affirmative, negative and financial covenants binding on us and our subsidiaries. The negative covenants include restrictions on our ability to incur indebtedness and make guarantees, grant liens, sell assets, declare dividends, make investments, and make capital expenditures. Financial covenants include the maintenance of minimum adjusted tangible net worth, minimum adjusted working capital and a total cash debt service coverage ratio.

     In accordance with our confirmed Plan, in addition to the $15.0 million Exit Facility (discussed above), we issued $85.3 million of cash pay notes and $43.5 million of paid-in-kind (PIK) notes (Senior Secured Notes), $7.0 million of subordinated PIK notes (Junior Secured Notes), and $1.7 million of secured and unsecured promissory notes.

     As of March 30, 2003, the future minimum principal payments due under these debt agreements are as follows (in thousands):

Minimum
Principal
Payments

Remainder of 2003	$10,199
2004	20,249
2005	20,261
2006	20,273
2007	70,489
2008	108

$141,579

     Based on current operating forecasts, we estimate that the cash balance and cash from operations will be adequate to support our continuing operations, capital spending plan, and interest and debt payments for at least the next twelve months. Additionally, we can borrow under the Exit Facility, which is described above. We currently have no borrowings under the Exit Facility.

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

     We sought protection under chapter 11 of the United States Bankruptcy Code in August 2001. We incurred net losses of approximately $68.1 million and $296.4 million during the fiscal years ended December 31, 2000, and December 30, 2001, respectively. For the nine-month period ended September 29, 2002, we incurred a $50.9 million loss before a gain of $396.4 million for extinguishment of liabilities subject to compromise and revaluation of assets and liabilities for fresh-start reporting, and before a cumulative change in accounting principle loss of $47.5 million. For the fourth quarter ended December 29, 2002, we recorded a net loss of $27.5 million after a $33.9 million non-cash goodwill impairment charge. We were profitable in the first quarter of 2003, reporting $5.1 million of net income. This was our first profitable quarter (excluding one-time credits) since the fourth quarter of 1997. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” While our shipments and revenues have increased in the last two quarters, and we achieved profitability in the first quarter of 2003, we cannot assure you that we will sustain current shipment levels, grow, or maintain profitability.

We continue to be leveraged and our debt service requirements make us more vulnerable to economic downturn in the technology markets we serve and in the economy generally.

     Even after our emergence from bankruptcy, our long-term debt and short-term debt was approximately $141.6 million as of March 30, 2003. While we believe that our cash balance and future operating cash flow, together with our financing arrangements, will be sufficient to finance our operating requirements, our indebtedness restricts our ability to obtain additional financing in the future and, because we may be more leveraged than some of our competitors, may place us at a competitive disadvantage. Also, the Exit Facility (a revolving credit facility of up to $15.0 million), Senior Notes Indenture, and Junior Notes Indenture that we entered into as part of our emergence from bankruptcy contain covenants that impose operating and financial restrictions on us. These covenants could adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities that may be in our interest. In addition, if we cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default and be required to sell or liquidate our assets to repay outstanding debt.

Our historical financial information is not comparable to our current financial condition and results of operations, making it difficult to analyze our financial prospects.

     As a result of our emergence from bankruptcy on June 30, 2002, we are operating our business with a new capital structure. We were also subject to the fresh-start reporting prescribed by generally accepted accounting principles, and our balance sheet as of March 30, 2003 reflects the application of these rules. Accordingly, our financial condition and results of operations are not comparable to the financial condition and results of operations reflected in our historical financial statements ended prior to June 30, 2002, making it difficult to assess our future prospects based on historical performance.

We have significant stockholders who own a large percentage of our common stock and could substantially influence all matters requiring stockholder approval.

     We have several significant stockholders who, in the aggregate, own approximately 74% of our common stock, and together are able to significantly influence all matters requiring approval by our stockholders, including new financings, the election of directors and the approval of mergers or other business combinations. To the extent that the interests of these stockholders are different than those of other stockholders, important company decisions may not reflect the interests of all stockholders.

Sales of stock by significant stockholders holders may negatively affect the market price.

     We have several significant stockholders who, in the aggregate, own approximately 74% of our common stock, and who are not restricted as to the prices at which they may sell the stock. Shares sold below the current level at which the shares of our common stock are trading may adversely affect the market price of our common stock. This large amount of stock, if sold all at once or in blocks, could have a negative effect on the market price of our common stock.

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

     We are currently listed on the Nasdaq National Market System, and if we are unable to meet the listing requirements, we may have our stock delisted and our stock would be negatively affected.

     In February 2003, we were approved to re-list our stock on the Nasdaq National Stock Market. On February 25, 2003, our stock ceased trading on the OTC Bulletin Board and began trading on the Nasdaq National Stock Market under the symbol KOMG.

     We may not be able to continue to meet the applicable listing requirements such as maintaining certain trading price thresholds. As a result, our stock may be delisted. If our stock is not traded through a market system, it may not be liquid, and we may be unable to obtain future equity financing, or use our common stock as consideration for mergers or other business combinations.

The Senior Secured Notes are subordinated to the Exit Facility. The Junior Secured Notes are, in turn, subordinated to the Senior Secured Notes. In the event of a dissolution, equity holders would be unlikely to receive distributions.

     We currently have no balance outstanding under the Exit Facility, but we can choose to make a draw under the Exit Facility at any time so long as the conditions precedent are satisfied. The Senior Secured Notes are subordinated in right of payment to the Exit Facility, and the Junior Secured Note are, in turn, subordinated in right of payment to the Senior Secured Notes. As a result of such subordination, in the event of an acceleration declared because of (1) our liquidation or insolvency, (2) a payment default, (3) a covenant default, or (4) the occurrence of other events of default, our assets will be available to pay obligations on the Senior Secured Notes only after the Exit Facility is paid in full and on the Junior Secured Notes only after the Senior Secured Notes have been paid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Senior Secured Notes or the Junior Secured Notes then outstanding. In the event of liquidation or insolvency, holders of equity securities would receive a distribution only after payment in full to each of the Exit Facility, the Senior Secured Notes, and the Junior Secured Notes. It is likely there would be nothing left to distribute to equity holders at such time.

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

Because of this concentration in a single market, which we expect to continue, our business is tightly linked to the success of the personal computer market. Historically, demand for personal computers has been seasonal and cyclical. Trend Focus also forecasts a 7% growth in PC demand in 2003. Due to the high fixed costs of our business, fluctuations in demand resulting from this seasonality and cyclicality can lead to disproportionate changes in the results of our operations. If cancellations or reductions in demand for our products occur in the future, our business, financial condition, and results of operations could be seriously harmed.

Delays and cancellations of our customer orders may cause us to under-utilize our production capacity, which could significantly reduce our gross margins and result in significant losses.

     Our business is characterized by high fixed costs. If there is a decrease in demand for our products, our production capacity could be underutilized, and, as a result, we may experience:

•	equipment write-offs;

•	restructuring charges;

•	operating losses;

•	reduced average selling prices for our products;

•	increased unit costs; and

•	employee layoffs.

     The occurrence of one or more of the above would negatively impact our gross margins.

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

     In the first quarter of 2003, 48% of our net sales were to Western Digital and 35% were to Maxtor. During fiscal 2002, 61% of our net sales were to Western Digital and 30% were to Maxtor. During fiscal 2001, 59% of our net sales were to Western Digital and 27% were to Maxtor. If any one of our significant customers reduce their media requirements or develop or expand capacity to produce thin-film disks for internal use, our sales will be reduced and, as a result, our business, financial condition and operating results could suffer.

If we are unable to perform successfully in the highly competitive and increasingly concentrated thin-film media industry, we may not be able to gain additional market share or we may lose our existing market share, and our operating results would be harmed.

     The market for our products is highly competitive, and we expect competition to continue in the future. Competitors in the thin-film disk industry fall mainly into two groups: Asian-based manufacturers and captive manufacturers. Our Asian-based competitors include Fuji Electric, Trace Storage, Showa Denko, and Hoya. Showa Denko and Mitsubishi Chemical Corporation agreed to combine operations in 2002. The U.S. captive manufacturers include the disk media operations of Seagate Technology, IBM and Maxtor. In late 2002, IBM entered into a joint venture with Hitachi. The joint venture, named Hitachi Global Storage Technology, includes Hitachi’s and IBM’s disk drive operations and a portion of IBM’s disk media operations, and evidences the increasing concentration and economies of scale in our industry. Many of these competitors have greater financial resources than we have, which could allow them to adjust to fluctuating market conditions better than us. Further, they may have greater technical and manufacturing resources, more extensive name recognition, more marketing power, a broader array of product lines, and preferred vendor status. If we are not able to compete successfully in the future, we would not be able to gain additional market share for our products, or we may lose our existing market share, and our operating results could be harmed.

     The imbalance between demand and supply has further intensified competition in the industry. For most of 2002, as in the last several years, media supply exceeded media demand. As independent suppliers like us struggled to utilize their capacity, the excess media supply caused average selling prices for disk products to decline. Pricing pressure on component suppliers has also been compounded by high consumer demand for inexpensive personal computers and consumer devices. In the fourth quarter of 2002 and the first quarter of 2003, media supply and demand began to come into balance, there were some shortages of disks, and disk prices began to stabilize, but there is no certainty that this will continue. We expect supply and demand factors and industry-wide competition to continue to put pressure on our profit margin.

Price competition may force us to lower our prices and our revenues and gross margins will suffer.

     We face fierce price competition in the disk media industry. Continued high levels of competition have continued to put downward pressure on prices per unit. Additionally, the average selling price of disk drives rapidly declines over its commercial life as a result of technological enhancements, productivity improvements, and industry supply increases. We may be forced to continue to lower our prices or add new products and features at lower prices to remain competitive, and we may otherwise be unable to introduce new products at higher prices. We cannot assure you that we will be able to compete successfully in this kind of price competitive environment. Lower prices would reduce our ability to generate revenue, and our gross margin would suffer. If we fail to mitigate the effect of these pressures through reducing the cost of our products or changing our product mix, our revenues and gross margins could be adversely affected.

We have historically made and, in the future, expect to continue to make acquisitions, and acquisitions could disrupt our operations and harm our operating results.

     The continuing growth of our business is dependent on; 1) market growth; 2) our ability to develop and introduce, on a timely basis, new products to our customers; and 3) our ability to manufacture continuously, in high volume, high-quality advanced products to meet our customers needs. Additionally, achieving low product cost through careful monitoring of yield, materials, and operating supplies consumed, and achieving high-volume production in our low-cost manufacturing locations is critical to our ability to maintain profitability. Through acquisitions of other companies and technologies, we may be able to address the need to develop new products, enhance our ability to achieve low product costs, and facilitate increased units sales and/or revenue growth. Acquisitions involve numerous risks, including the following:

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

     Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. The failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Even if an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

If we are not able to fund our business with cash generated by operations or raise future capital, we may be forced to reduce or suspend operations.

     The disk media business has historically been capital-intensive, and we believe that in order to remain competitive, we will likely continue to have to make investments for capital expenditures, working capital, and research and development. If we cannot generate sufficient cash flows from operations, or raise additional funds required by our business to remain competitive, we may be forced to reduce or suspend operations.

Because our products require a lengthy sales cycle with no assurance of high volume sales, we may expend significant financial and other resources without a return.

     With short product life cycles and rapid technological change, we must frequently qualify new products, based on criteria such as quality, storage capacity, performance, and price. We must also be able to achieve rapidly high-volume production and sales. Hard disk drive programs have increasingly become “bimodal” in that a few programs are high-volume and the remaining programs are relatively small in terms of volume. Supply and demand balance can change quickly from customer to customer and from program to program.

     Further, qualifying thin-film disks for incorporation into new disk drive products requires us to work extensively with the customer and the customer’s other suppliers to meet product specifications. Therefore, customers often require a significant number of product presentations and demonstrations, as well as substantial interaction with our senior management, before making a purchasing decision. Accordingly, our products typically have a lengthy sales cycle, which can range from six to twelve months. During this time, we may expend substantial financial resources and management time and effort, while having no assurances that a sale will result, or that our share of the program ultimately will result in high-volume production. To the extent we expend significant resources to qualify products without realizing sales, our operations will suffer.

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

     Disk drive manufacturers such as Seagate, IBM, Maxtor, and Hitachi Global Storage Technology have large internal media manufacturing operations. In 2002, Seagate, IBM, and Hitachi internally produced more than 89% of their media requirements, and Maxtor internally produced approximately 45%

of its media requirements. We compete directly with these internal operations, when we market our products to these disk drive companies, and indirectly, when we sell our disks to customers who must compete with vertically-integrated disk drive manufacturers. Vertically-integrated companies have the ability to keep their disk-making operations fully utilized, thus lowering their costs of production. This cost advantage contributes to the pressure on us and other independent media manufacturers to sell disks at prices so low that historically we have been unprofitable, and we cannot be sure we can maintain profitability. Vertically-integrated companies are also able to achieve a large scale that supports the development resources necessary to advance technology rapidly. We may not have sufficient resources to be able to compete effectively with these companies. If we are unable to absorb development costs through scale, and because of continued downward price pressures, our business, financial condition, and operations could suffer.

Because we depend on a limited number of suppliers, if our suppliers experience capacity constraints or production failures, our production and operating results could be harmed.

     We rely on a limited number of suppliers for some of the materials and equipment used in our manufacturing processes, including aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. For instance, Kobe Steel, Ltd. is our primary supplier of aluminum substrates, a fundamental component in producing our disks. The supplier base has been further weakened by the poor financial condition of the industry, and some suppliers have exited the business. Our production capacity would be limited if one or more of these materials were to become unavailable or available in reduced quantities, or if we were unable to find alternative suppliers. If our sources of materials and supplies were unavailable for a significant period of time, our production and operating results could be adversely affected. Due to the significant growth in demand for our disk products in the fourth quarter of 2002, our sales were actually somewhat constrained due to the need to acquire substrates from sources other than our traditional internal and external suppliers.

Disk drive program life cycles are short, and disk drive programs are highly customized. If we fail to respond to our customers’ demanding requirements, we will not be able to compete effectively.

     Our industry has experienced rapid technological change, and if we are unable to anticipate and develop, on a timely basis, products and production technologies, our competitive position could be harmed. In general, the life cycles of recent disk drive programs have been shortening. For example, since 1999, the industry has doubled storage density annually compared to a slower pace in prior years. Additionally, media must be more customized to each disk drive program. Short program life cycles and customization have increased the risk of product obsolescence, and as a result, supply chain management, including just-in-time delivery, has become a standard industry practice. In order to sustain customer relationships and achieve profitability, we must be able to develop new products and technologies in a timely fashion that can help customers reduce their time-to-market performance, and continue to maintain operational excellence that supports high-volume manufacturing ramps and tight inventory management throughout the supply chain. If we cannot respond to this rapidly changing environment or fail to meet our customers’ demanding product and qualification requirements, we will not be able to compete effectively. As a result, we would not be able to maximize the use of our production facilities and minimize our inventory losses, and our profitability would be negatively impacted.

Downturns in the disk drive manufacturing market and related markets may decrease our revenues and margins.

     The market for our products depends on economic conditions affecting the disk drive manufacturing and related markets. Downturns in these markets may cause disk drive manufacturers to delay or cancel projects, reduce their production or reduce or cancel orders for our products. In the event of such a downturn, customers may experience financial difficulty, cease operations or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, many of our customers and potential customers have experienced declines in their revenues and operations. In addition, recent war in Iraq and the terrorist acts of September 11, 2001, as well as subsequent terrorist activities and threats, have created an uncertain economic environment. We cannot predict the impact of these economic uncertainties, or of any related military action on our customers or business, particularly in light of the fact that we rely heavily on overseas production and sales. We believe that, in light of these uncertainties, some businesses may curtail or eliminate spending on technology related to our products.

If we do not keep pace with rapid technological change, we will not be able to compete effectively, and our operating results would suffer.

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

We must continue to improve the quality of, and control contamination in, our manufacturing processes in order to be competitive.

     The manufacture of our high-performance, thin-film disks requires a tightly-controlled, multi-stage process, and the use of high-quality materials. Efficient production of our products requires utilization of advanced manufacturing techniques and clean room facilities. Disk fabrication occurs in a highly controlled, clean environment to minimize particles and other yield-and quality-limiting contaminants. In spite of stringent manufacturing controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of the disks in a lot to be defective. The success of our manufacturing operations depends, in part, on our ability to maintain process control and minimize such impurities in order to maximize yield of acceptable high-quality disks. Minor variations from specifications could have a disproportionately adverse impact on our manufacturing yields. If we are not able to continue to improve on our manufacturing processes or maintain stringent quality controls, or if contamination problems arise, we will not remain competitive, and our operating results would be harmed.

If we are not able to attract and retain key personnel, our operations could be harmed.

     Our future success depends on the continued service of our executive officers, our highly-skilled research, development and engineering team, our manufacturing team, and our key administrative, sales and marketing and support personnel. Acquiring talented personnel who possess the unique skills we require has been difficult. Our bankruptcy filing and our recent historical financial performance have increased the difficulty of attracting and retaining skilled engineers and other knowledgeable workers. We expect that it will continue to be difficult to attract and retain key personnel, even though we have emerged from bankruptcy. We may not be able to attract, assimilate, or retain highly-qualified personnel to maintain the capabilities that are necessary to compete effectively. Further, we do not have key person life insurance on any of our key personnel. If we are unable to retain existing or hire key personnel, our business, financial condition, and operating results could be harmed.

If we do not protect our patents and other intellectual property rights, our revenues will suffer.

     It is commonplace to protect technology through patents and other forms of intellectual property rights in technically sophisticated fields. In the disk drive industry, it is common for companies and individuals to initiate actions against others in the industry to enforce intellectual property rights. Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets, and other measures, we may not be able to protect adequately our technology. In addition, we may not be able to discover significant infringements of our technology or successfully enforce our rights to our technology if we discover infringing uses by others, and such infringements could have a negative impact on our ability to compete effectively. Competitors may be able to develop similar technology and also may have or may develop intellectual property rights and enforce those rights to prevent us from using such technologies, or demand royalty payments from us in return for using such technologies. Either of these events may affect our production, which would materially reduce our revenues and harm our operating results.

We may face intellectual property infringement claims that are costly to resolve, may divert our management’s attention, and may negatively impact our operations.

     We have occasionally received, and may receive in the future, communications from third parties that assert violation of intellectual rights alleged to cover certain of our products or manufacturing processes or equipment. We evaluate whether it would be necessary to defend against the claims or to seek licenses to the rights referred to in such communications. In those cases, we may not be able to negotiate necessary licenses on commercially reasonable terms, or at all. Also, if we have to defend those claims, we could incur significant expenses and our management’s attention could be diverted from our other business. Further, we may not be able to anticipate claims by others that we infringe their technology or successfully defend ourselves against such claims. Any litigation resulting from such claims could have a material adverse effect on our business and financial results.

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

     Our wholly-owned thin-film media operation, Komag USA (Malaysia) SDN (KMS), has a ten-year initial tax holiday that expires in June 2003, for its first plant site in Malaysia. The Malaysian government is considering extending this tax holiday but there can be no assurances that it will. If we do not receive an extension, we would become subject to income tax expense for that location. Therefore, we may incur significantly higher income tax liabilities and tax expense than we have experienced in the past. Significantly higher income tax liabilities and tax expense would negatively affect our operating results.

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

Given our reliance on manufacturing facilities and suppliers in Asia, the outbreak of SARS may negatively impact our operating results.

     The recent outbreak of severe acute respiratory syndrome (SARS) that began in China, Hong Kong, Singapore, and Vietnam could have a negative impact on our operations. Our normal operating processes could be hindered by a number of SARS-related factors, including, but not limited to:

•	disruptions in our manufacturing facilities in Malaysia;

•	disruptions at our third-party suppliers located in China;

•	disruptions in our customers’ operations in Singapore and Malaysia;

•	reduced travel between our U.S. research and development and Malaysian manufacturing locations; and

•	reduced travel between ourselves, customers, and suppliers.

     If the number of cases continues to rise or spread to other areas, our sales and operating results could be harmed.

The nature of our operations makes us susceptible to material environmental liabilities, which could result in significant compliance and clean-up expenses and adversely affect our financial condition.

     We are subject to a variety of federal, state, local, and foreign regulations relating to:

•	the use, storage, discharge, and disposal of hazardous materials used during our manufacturing process;

•	the treatment of water used in our manufacturing process; and

•	air quality management.

     We are required to obtain necessary permits for expanding our facilities. We must also comply with new regulations on our existing operations, which may result in significant costs. Public attention has increasingly been focused on the environmental impact of manufacturing operations that use hazardous materials. If we fail to comply with environmental regulations or fail to obtain the necessary permits:

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

Anti-takeover provisions in our certificate of incorporation could discourage potential acquisition proposals or delay or prevent a change of control.

     We have protective provisions in place designed to provide our board of directors with time to consider whether a hostile takeover is in our best interests and that of our stockholders. Our certificate of incorporation provides that we have three classes of directors. As a result, a person could not take control of the board until the third annual meeting after the closing of the merger, since a majority of our directors will not stand for election until that third annual meeting. This provision could discourage potential acquisition proposals and could delay or prevent a change in control of the company and also could diminish the opportunities for a holder of our common stock to participate in tender offers, including offers at a price above the then-current market price for our common stock. These provisions also may inhibit fluctuations in our stock price that could result from takeover attempts.

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

     A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, a large portion of our payroll, certain operating expenses, and capital purchases are transacted in other currencies, primarily Malaysian ringgit. Since late 1998, the ringgit has been pegged at a conversion rate of 3.8 Malaysian ringgit to the U.S. dollar. If the pegging is lifted in the future, we will evaluate whether or not we will enter any hedging contracts for the Malaysian ringgit. Expenses recorded in Malaysian ringgit in the first three months of 2003 totaled approximately $13.5 million.

     We have $85.3 million in senior secured cash pay notes outstanding which bear interest at the prime rate plus 3% (such rate not to be less than 8% per annum) and mature in June 2007. A hypothetical 100 basis point increase in interest rates would result in approximately $0.9 million of additional interest expense each year.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers, including our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 within 90 days of the filing of this Quarterly Report on Form 10-Q, and have determined that such disclosure controls and procedures are effective in timely alerting them to material information relating to our company which is required to be disclosed in our filings under periodic Securities and Exchange Commission filings.

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

KOMAG, INCORPORATED (Registrant)

DATE: May 8, 2003	BY:	/s/ Thian Hoo Tan Thian Hoo Tan Chief Executive Officer

DATE: May 8, 2003	BY:	/s/ Kathleen A. Bayless Kathleen A. Bayless Vice President, Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thian Hoo Tan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Komag, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: May 8,2003	BY:	/s/ Thian Hoo Tan Thian Hoo Tan Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kathleen A. Bayless, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Komag, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: May 8, 2003	BY:	/s/ Kathleen A. Bayless Kathleen A. Bayless Vice President, Chief Financial Officer

EXHIBIT INDEX

99.1	Certifications of Chief Executive Officer and Chief Financial Officer