Form 10-Q
period 2003-06-29
KOMAG INC /DE/
filed 2003-07-31
CIK 813347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 29, 2003
Commission File Number 0-16852

KOMAG, INCORPORATED

(Registrant)

Incorporated in the State of Delaware
I.R.S. Employer Identification Number 94-2914864
1710 Automation Parkway, San Jose, California 95131
Telephone: (408) 576-2000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act rule 12b-2). Yes [ X ] No [ ]

     Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     On June 29, 2003, 23,551,172 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding.

INDEX
KOMAG, INCORPORATED

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated statements of operations — three and six months ended June 29, 2003 and June 30, 2002	3
	Consolidated balance sheets — June 29, 2003 and December 29, 2002	4
	Consolidated statements of cash flows — six months ended June 29, 2003 and June 30, 2002	5
	Notes to consolidated financial statements	6-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-37
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	38
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 2.	Changes in Securities	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	40
Item 6.	Exhibits and Reports on Form 8-K	40
SIGNATURES		41

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KOMAG, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Jun 29, 2003	Jun 30, 2002	Jun 29, 2003	Jun 30, 2002

Net sales	$105,347	$50,590	$210,862	$111,955
Cost of sales	82,511	51,620	165,250	106,788

Gross profit (loss)	22,836	(1,030)	45,612	5,167
Operating expenses:
Research, development, and engineering	10,402	9,405	20,311	18,796
Selling, general, and administrative	4,038	4,090	8,600	8,256
Amortization of intangible assets	—	535	—	3,609
Restructuring/impairment charges	—	4,318	—	4,318

	14,440	18,348	28,911	34,979

Operating income (loss)	8,396	(19,378)	16,701	(29,812)
Other income (expense):
Interest income	132	96	240	193
Interest expense	(3,359)	—	(6,744)	—
Other income, net	245	396,112	1,302	399,147

	(2,982)	396,208	(5,202)	399,340

Income before reorganization costs, income taxes, minority interest/ equity interest in net loss of related companies, and cumulative effect of change in accounting principle	5,414	376,830	11,499	369,528
Reorganization costs, net	—	5,520	—	6,511
Provision for income taxes	814	339	1,845	719

Income before minority interest/equity interest in net loss of related companies, and cumulative effect of change in accounting principle	4,600	370,971	9,654	362,298
Minority interest/equity interest in net loss of related companies	—	(865)	—	(2,374)

Income before cumulative effect of change in accounting principle	4,600	370,106	9,654	359,924
Cumulative effect of change in accounting principle	—	—	—	(47,509)

Net income	$4,600	$370,106	$9,654	$312,415

Basic net income per share	$0.20		$0.41

Diluted net income per share	$0.19		$0.40

Number of shares used in basic per share computation	23,344		23,323

Number of shares used in diluted per share computation	24,304		24,125

See notes to consolidated financial statements.

KOMAG, INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	Jun 29, 2003	Dec 29, 2002

	(Unaudited)	(Note)

Current assets
Cash and cash equivalents	$44,361	$23,520
Accounts receivable (less allowances of $1,901 in 2003 and $1,101 in 2002)	52,650	46,241
Inventories	19,772	14,925
Prepaid expenses and deposits	3,098	2,288

Total current assets	119,881	86,974
Property, plant, and equipment, net	185,508	196,414
Land and buildings held for sale	24,600	24,600
Intangible assets, net	7,480	9,142
Other assets	70	70

	$337,539	$317,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$20,242	$10,229
Trade accounts payable	36,465	35,371
Accrued expenses and other liabilities	18,836	13,717

Total current liabilities	75,543	59,317
Long-term debt	122,914	129,923

Total liabilities	198,457	189,240
Stockholders’ equity
Common stock	235	232
Additional paid-in capital	171,946	171,876
Deferred stock-based compensation	(834)	(2,229)
Accumulated deficit	(32,265)	(41,919)

Total stockholders’ equity	139,082	127,960

	$337,539	$317,200

Note: The balance sheet at December 29, 2002 was derived from the audited consolidated financial statements at that date.

See notes to consolidated financial statements.

KOMAG, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor	Predecessor
	Company	Company

	Six Months	Six Months
	Ended	Ended
	Jun 29, 2003	Jun 30, 2002

Operating Activities
Net income	$9,654	$312,415
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on extinguishment of liabilities subject to compromise and revaluation of assets and liabilities pursuant to fresh-start reporting	—	(396,376)
Cumulative effect of change in accounting principle	—	47,509
Impairment charges related to property, plant, and equipment	—	216
Depreciation and amortization on property, plant, and equipment	20,713	25,998
Amortization of intangible assets	1,870	3,609
Amortization of deferred stock-based compensation	1,400	—
Non-cash interest charges	3,297	—
Gain on disposal of assets	(724)	(1,783)
Minority interest/equity interest in net loss of related companies	—	2,374
Changes in operating assets and liabilities:
Accounts receivable, net	(6,409)	4,234
Inventories	(4,847)	(2,069)
Prepaid expenses and deposits	(810)	(1,480)
Trade accounts payable	1,094	5,870
Accrued expenses and other liabilities	5,119	1,693

	30,357	2,210
Reorganization costs, net	—	6,511

Net cash provided by operating activities	30,357	8,721
Investing Activities
Acquisition of property, plant, and equipment	(9,807)	(6,855)
Purchases of short-term investments	—	(338)
Proceeds from short-term investments at maturity	—	335
Proceeds from disposal of assets	724	2,688
Investment in intangible assets	(208)	(70)
Changes in deposits and other assets	—	29

Net cash used in investing activities	(9,291)	(4,211)
Financing Activities
Proceeds from issuance of common stock	68	—
Payment of debt	(293)	—

Net cash used in financing activities	(225)	—

Increase in cash and cash equivalents	20,841	4,510
Cash and cash equivalents at beginning of period	23,520	17,486

Cash and cash equivalents at end of period	$44,361	$21,996

See notes to consolidated financial statements.

KOMAG, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 29, 2003

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the consolidated financial position, operating results, and cash flows for the periods presented, have been included. Operating results for the six-month period ended June 29, 2003, are not necessarily indicative of the results that may be expected for the year ending December 28, 2003.

     Komag, Incorporated (KUS) filed a voluntary petition for reorganization under chapter 11 of the United States Bankruptcy Code on August 24, 2001 (the Petition Date). The petition was filed with the United States Bankruptcy Court for the Northern District of California. The petition related only to the Company’s U.S. corporate parent, KUS, and did not include any of its subsidiaries.

     KUS proposed, and in May 2002 the Bankruptcy Court confirmed, the Further Modified First Amended Plan of Reorganization (the Plan), which became effective on June 30, 2002. KUS emerged from bankruptcy on that date. In accordance with Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the Company adopted fresh-start reporting and reflected the effects of the adoption in the consolidated financial statements for the six months ended June 30, 2002. Fresh-start reporting requires the recording of assets and liabilities at fair value, and requires the recording of stockholders’ equity based on the reorganization (enterprise) value.

     As a result of the adoption of fresh-start reporting, the consolidated statements of operations and statements of cash flows for periods ended after June 30, 2002 are prepared on a basis of accounting that is different from that utilized for periods ended prior to June 30, 2002. Therefore, the Company’s consolidated statements of operations and cash flows for the three and six months ended June 29, 2003 are not comparable to the consolidated statements of operations and cash flows for the three and six months ended June 30, 2002.

     Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

     Fiscal Year: The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three-month reporting periods included in this report consisted of 13 weeks.

     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following (in thousands):

	Jun 29, 2003	Dec 29, 2002

Raw material	$11,816	$9,281
Work in process	6,267	2,350
Finished goods	1,689	3,294

	$19,772	$14,925

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

     In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure — an Amendment of SFAS No. 123, the Company provides pro forma disclosure of the effect on net income and earnings per share had the fair value method, as prescribed by SFAS No. 123, been used.

     The following table reflects the effect on the Company’s net income and earnings per share after emergence from bankruptcy (the Successor Company) for the three and six months ended June 29, 2003, and on the Company’s net income prior to emergence from bankruptcy (the Predecessor Company) for the three and six months ended June 30, 2002, had the fair value method been applied to all outstanding and unvested awards.

     Upon emergence from chapter 11 on June 30, 2002, the Company had a significant change in the structure of stockholders’ equity. Accordingly, earnings per share of the Predecessor Company are not presented, as the amounts are not meaningful. The table is in thousands, except per share data.

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Jun 29, 2003	Jun 30, 2002	Jun 29, 2003	Jun 30, 2002

Net income, as reported	$4,600	$370,106	$9,654	$312,415
Add: Stock-based compensation expense included in reported net income, net of related tax effects	588	—	1,400	-
Deduct: Stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(1,091)	(2,447)	(2,013)	(4,895)

Pro forma net income	$4,097	$367,659	$9,041	$307,520

Net income per share:
Basic — as reported	$0.20		$0.41

Diluted — as reported	$0.19		$0.40

Basic — pro forma	$0.18		$0.39

Diluted — pro forma	$0.17		$0.37

     For pro forma disclosure purposes, the Company used the Black-Scholes option pricing model to estimate the fair value of each option and stock purchase right grant on the date of grant. The following assumptions were used for grants in the first quarter of 2003 (there were no grants in the second quarter of 2003): a risk-free interest rate of 2.68%; a volatility factor of the expected market price of the Company’s common stock of 87.1%; and a weighted-average expected option life of four years. The weighted average fair value of options granted during the first quarter of 2003 was $4.34. There were no grants in the first half of 2002.

     For pro forma disclosure purposes, the Company used the Black-Scholes option pricing model to estimate the fair value of employee purchase rights under the Amended and Restated 2002 Employee Stock Purchase Plan (ESPP). The following assumptions were used in the first and second quarters of 2003: a risk-free interest rate of 1.18%; a volatility factor of the expected market price of the Company’s common stock of 62.2%; and a weighted-average expected purchase rights life of six months. The weighted-average fair value of purchase rights granted during the first and second quarters of 2003 was $1.77. There was no ESPP Plan in effect in the first half of 2002.

     Because the Company does not pay dividends, there was no dividend yield included in the pro forma disclosure calculation.

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

     The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Successor	Successor
	Company	Company

	Three Months	Six Months
	Ended	Ended
	Jun 29, 2003	Jun 29, 2003

Numerator: Net income	$4,600	$9,654

Denominator for basic income per share — weighted average shares	23,344	23,323
Effect of dilutive securities:
Stock purchase rights	664	646
Stock options	259	156
Warrants	37	—

Denominator for dilutive income per share	24,304	24,125

Basic net income per share	$0.20	$0.41

Diluted net income per share	$0.19	$0.40

     Incremental common shares attributable to outstanding common stock warrants of zero and 1,000,000 for the three and six months ended June 29, 2003, respectively, were not included in the diluted net income per share calculation because the effect would have been anti-dilutive.

Recent Accounting Pronouncements: In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to Komag’s existing financial instruments effective June 30, 2003, the beginning of the first fiscal period after June 15, 2003. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

Note 2. Related Parties and Major Customers

     Prior to June 30, 2002, sales to Western Digital Corporation (Western Digital) were reported as related party transactions, as Western Digital owned more than 5% of the Company’s outstanding common stock. For the periods subsequent to June 30, 2002, Western Digital was no longer a related party, as it owned less than 5% of the Company’s outstanding stock. Sales to Western Digital for the three and six months ended June 30, 2002 were $28.3 million and $69.3 million, respectively.

The following table reflects the percentage of the Company’s revenue by major customer:

	Three Months Ended		Six Months Ended

Customer	Jun 29, 2003	Jun 30, 2002	Jun 29, 2003	Jun 30, 2002

Western Digital	39%	56%	43%	62%
Maxtor	38%	38%	37%	30%
IBM	12%	1%	11%	1%
Hitachi Global Storage Technologies	11%	—	9%	—
Seagate	—	4%	—	6%

Note 3. Interest Expense

     In the second quarter and first half of 2003, the Company recorded $3.4 million and $6.7 million, respectively, in interest expense, which primarily represented interest on the Company’s debt issued on emergence from chapter 11. No interest expense was recorded in the first half of 2002, as interest expense was suspended while the Company was in chapter 11.

Note 4. Reorganization Costs, Net

     No reorganization expenses were recorded in the second quarter and first half of 2003, compared to $5.5 million and $6.5 million, respectively, in the second quarter and first half of 2002. Reorganization expenses in the first half of 2002 primarily reflected professional fees related to the chapter 11 bankruptcy proceeding, and a $5.0 million adjustment associated with a chapter 11-related creditor claim.

Note 5. Income Taxes

     The Company’s income tax provisions of $0.8 million and $0.3 million for the second quarters of 2003 and 2002, respectively, and $1.8 million and $0.7 million for the first half of 2003 and 2002, respectively, represent foreign income taxes and foreign withholding taxes on royalty and interest payments.

     The Company’s wholly-owned thin-film media operation, KMS, received a five-year extension of its initial tax holiday, which expired in June 2003, for its first plant site. The Company received an oral approval for an additional eight-year extension on the tax holiday on the first plant site, which would extend it through June 2011. The Company is awaiting the written approval. KMS has also been granted additional tax holidays for its second and third plant sites in Malaysia. These tax holidays are effective through December 2006 and 2008, respectively.

Note 6. Minority Interest/Equity Interest in Net Loss of Related Companies

     The minority interest for Kobe USA’s 20% share of KMT’s net income in the second quarter and first half of 2002 was less than $0.1 million. KMT ceased operations in the third quarter of 2002.

     In the second quarter and first half of 2002, the Company recorded $0.9 million and $2.4 million losses, respectively, as its equity share in the net loss of Chahaya, a former equity investment. Chahaya ceased operations in the fourth quarter of 2002. The Company currently has no minority or equity interests in related companies.

Note 7. Goodwill and Other Intangible Assets

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill not be amortized, but be subject to an impairment test at least annually.

     The Company completed a transitional impairment analysis of its goodwill during the six months ended June 30, 2002 and recorded a transitional impairment loss of $47.5 million as of the first day of fiscal 2002. The transitional impairment loss of $47.5 million was recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations.

     Upon the adoption of fresh-start reporting as of June 30, 2002, the Company recorded goodwill of $33.9 million, which equaled the reorganization value in excess of amounts allocable to identifiable net assets recorded in accordance with SOP 90-7. In the fourth quarter of 2002, the Company performed its first annual goodwill impairment analysis under SFAS No. 142. Because the Company’s fair value based on market capitalization was significantly less than net book value at December 29, 2002, the Company wrote off the entire $33.9 million goodwill balance in the fourth quarter of 2002.

     Upon the adoption of fresh-start reporting as of June 30, 2002, the Company recorded other intangible assets in the amount of $17.6 million. As of June 29, 2003, other intangible assets included; 1) developed technology of $3.1 million (less accumulated amortization of $0.9 million), which is being amortized on a straight-line basis over its estimated useful life of three and one-half years; 2) a volume purchase agreement of $7.7 million (less accumulated amortization of $2.8 million), which is being amortized on a straight-line basis over its useful life of two and three-quarter years; and 3) patent costs of $0.4 million (less accumulated amortization of zero).

     Amortization of intangible assets in the second quarter and first half of 2003 was $0.9 million and $1.8 million, respectively, and was included in cost of sales. Amortization of intangible assets in the second quarter and first half of 2002 was $0.5 million and $3.6 million, respectively, and was included in operating expenses.

Note 8. Accrued Expenses and Other Liabilities

     The following table summarizes accrued expenses and other liabilities balances as of June 29, 2003 and December 29, 2002 (in thousands):

	Jun 29, 2003	Dec 29, 2002

Accrued compensation and benefits	$11,615	$7,732
Restructuring liabilities	1,057	2,356
Other liabilities	6,164	3,629

	$18,836	$13,717

     Cash payments under the Company’s restructuring liabilities were $0.5 million and $1.3 million in the second quarter and first half of 2003, respectively.

Note 9. 2002 Qualified Stock Plan and 2002 Employee Stock Purchase Plan

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

     In April 2003, the Company’s Board of Directors approved an amendment to the 2002 Employee Stock Purchase Plan to increase the total number of shares subject to purchase under the Plan by 300,000 shares so that a total of 600,000 shares will be available for purchase. The Board proposed that the 300,000 shares to be used for this increase come from the reduction to the 2002 Stock Plan increase as noted above.

     These amendments were approved by stockholders at the annual meeting of stockholders on May 20, 2003.

Note 10. Subsequent Events

     In July 2003, the Company received written approval for the exemption of withholding tax on royalty payments made by its Malaysian operations to its subsidiary in the Netherlands. The exemption is for a period of five years effective retroactively from January 2002 through December 2006. As a result, the Company will record an income tax benefit of approximately $2.5 million in the third quarter of 2003 related to withholding taxes that were previously accrued by the Company but are no longer payable as a result of the exemption.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I., Financial Information, Item 1. Consolidated Financial Statements of this report.

     The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” and similar expressions. In addition, forward-looking statements include, but are not limited to, statements about our beliefs, estimates or plans about our ability to maintain low manufacturing and operating costs, our ability to estimate shipping volumes, pricing pressures, selling, general, and administrative expenses, research, development, and engineering expenses, spending on property, plant, and equipment, expected sales of higher density disks and the market for disk drives generally, our beliefs regarding our liquidity needs, and estimates of debt payments, accrual of interest, and future cash needs.

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

Results of Operations

Overview

     Our business is capital-intensive and is characterized by high fixed costs, making it imperative that we sell disks in high volume. Our contribution margin per disk sold varies with changes in selling price, input material costs, and production yield. As demand for our disks increases, our total contribution margin increases, improving our financial results because we do not have to increase our fixed cost structure in proportion to increases in demand and resultant capacity utilization. Conversely, our financial results would deteriorate rapidly if the disk market were to worsen.

     Adverse conditions in the thin-film media market, which began in mid-1997, impacted our business through the majority of 2002. Disk drive demand grew rapidly during the mid-1990s, and industry forecasts were for continued strong growth. Along with many of our competitors (both independent disk manufacturers and captive disk manufacturers owned by vertically integrated disk drive companies), in 1996 we committed to expansion programs and substantially increased media manufacturing capacity in 1997. In 1997, the rate of growth in demand for disk drives fell. Disk drive manufacturers abruptly reduced their orders for media from independent suppliers and relied more heavily on internal capacity to supply a larger proportion of their media requirements. The media industry’s capacity expansion, coupled with the decrease in the rate of demand growth, resulted in excess media production capacity. Due to classic micro-economic forces, this excess industry capacity caused sharp declines in average selling prices for disk products as independent suppliers struggled to utilize their capacity.

     In addition, by the end of 1998, most disk drives manufactured were transitioned to the use of advanced magneto-resistive media and recording heads. This transition led to unprecedented increases in areal density and, therefore, the amount of data that could be stored on a single disk platter. Increased storage capacity per disk allows drive manufacturers to offer lower-priced disk drives by incorporating fewer components into their disk drives. Because of this lower disk-per-drive ratio, overall disk demand decreased during the period from 1997 through the majority of 2002, resulting in substantial excess disk production capacity. Significant captive capacity employed by certain disk drive manufacturers also continues to impair the market opportunities for independent disk suppliers such as our company.

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

     As discussed in Note 1, we emerged from chapter 11 bankruptcy on June 30, 2002. In accordance with SOP 90-7, we adopted fresh-start reporting and reflected the effects of the adoption in the consolidated financial statements for the six months ended June 30, 2002. Fresh-start reporting requires the recording of assets and liabilities at fair value, and stockholders’ equity based on reorganization (enterprise) value. Because our consolidated statements of operations for the three and six months ended June 29, 2003, were prepared on a different basis of accounting (in accordance with fresh-start reporting requirements), they are not comparable to our consolidated statements of operations for the three and six months ended June 30, 2002.

Net Sales

     Consolidated net sales increased by 108% to $105.3 million in the second quarter of 2003, from $50.6 million in the second quarter of 2002. The overall increase primarily reflected an increase in finished unit sales volume to 16.3 million units in the second quarter of 2003 from 8.2 million units in the second quarter of 2002. The volume increase was somewhat offset by a decline in the finished unit average selling price, to $5.67 in the second quarter of 2003 from $5.90 in the second quarter of 2002.

     Other disk sales in the second quarter of 2003 were $13.7 million, compared to $2.6 million in the second quarter of 2002. The increase reflected higher sales of textured aluminum substrates and single-sided disks.

     Consolidated net sales in the first half of 2003 increased by $98.9 million, to $210.9 million in the first half of 2002 from $112.0 million in the first half of 2002. The increase was driven primarily by a 86% increase in finished unit sales volume, to 33.0 million units in the first half of 2003 from 17.7 million units in the first half of 2002. The volume increase was somewhat offset by a decline in the finished unit average selling price, to $5.62 in the first half of 2003 from $5.87 in the first half of 2002.

     Other disk sales in the first half of 2003 were $26.1 million, compared to $8.3 million in the first half of 2002. The increase reflected higher sales of textured aluminum substrates and single-sided disks.

     The finished unit shipment increases in the second quarter and first half of 2003 compared to the same periods in 2002 primarily reflected market share gains, which began in the second half of 2002, and which resulted from our early qualification on new advanced programs with our customers. The finished unit average selling price declines in the second quarter and first half of 2003 compared to the same periods in 2002 primarily related to our efforts to increase market share, as well as continued general customer pricing pressure.

     In the third quarter of 2003, we expect slightly higher finished unit shipment volume and revenue, offset by a decrease in other disk revenue, or relatively flat total net sales compared to the second quarter of 2003.

     In the second quarter of 2003, sales to Western Digital, Maxtor, IBM, and Hitachi Global Storage Technologies accounted for 39%, 38%, 12%, and 11%, respectively, of our revenue. In the second quarter of 2002, sales to Western Digital, Maxtor, Seagate, IBM, and Hitachi Global Storage Technologies accounted for 56%, 38%, 4%, 1%, and zero, respectively, of our revenue.

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

     Sales of 60GB and 80GB per platter disks increased to 50% of net sales in the second quarter of 2003, compared to less than 2% in the same period of 2002. The increase was the result of the continued rapid customer evolution to higher storage densities. There was also a decrease in lower GB disks, from

98% in the second quarter of 2002 to 50% in the second quarter of 2003. We anticipate sales of 60/80GB per-platter disks to increase for the remainder of 2003.

Gross Margin (Loss)

     Our overall gross margin percentage for the second quarter of 2003 was 21.7%, a 23.7 point increase compared to a gross loss percentage of 2.0% for the second quarter of 2002. For the first half of 2003, we achieved a gross margin percentage of 21.6% compared to a gross margin percentage of 4.6% for the first six months of 2002, an improvement of 17.0 points. The economies of scale associated with higher sales and production volumes (as discussed above) significantly lowered our fixed cost per disk, and accounted for 27.8 points of the gross margin percentage increase in the second quarter of 2003 and 21.3 points of the gross margin percentage increase in the first half of 2003. However, lower costs per disk from the higher sales and production volumes were somewhat offset by the declines in the finished unit average selling prices (as discussed above), which accounted for a 4.1 point decrease in the gross margin percentage in the second quarter of 2003 and a 4.3 point decrease in the gross margin percentage in the first half of 2003.

     We expect to maintain our variable cost per unit at levels similar to the first half of 2003 while continuing to advance our technology. We expect our fixed cost per unit in the remainder of 2003 to vary based on changes in production volumes from the level achieved in the first six months of 2003.

Research, Development, and Engineering Expenses

     Research, development, and engineering expenses of $10.4 million in the second quarter of 2003 were $1.0 million higher compared to the $9.4 million in the second quarter of 2002. The increase primarily reflected $0.6 million of bonus expense, and $0.3 million of deferred stock-based compensation expense. There was no deferred stock-based compensation expense in the second quarter of 2002.

     Research, development, and engineering expenses of $20.3 million in the first half of 2003 were $1.5 million higher than the $18.8 million in the first half of 2002. The increase primarily reflected $1.5 million of bonus expense, and $0.6 million of deferred stock-based compensation expense, offset by a net $0.6 million decrease in other spending. There was no deferred stock-based compensation expense in the first half of 2002.

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses of $4.0 million in the second quarter of 2003 were $0.1 million lower compared to the $4.1 million incurred in the second quarter of 2002. Higher support and other costs of $0.7 million, and higher deferred stock-based compensation expense of $0.3 million were more than offset by a $1.1 million decrease in bonus expense. There was no deferred stock-based compensation expense in the second quarter of 2002.

     Selling, general, and administrative expenses of $8.6 million in the first half of 2003 were $0.3 million higher than the $8.3 million incurred in the first half of 2002. The year-over-year increase reflected higher deferred stock-based compensation expense of $0.6 million and higher support and other costs of $1.5 million, offset by a $1.8 million decrease in bonus expense. There was no deferred stock-based compensation expense in the first half of 2002.

Amortization of Intangible Assets

     Amortization of intangible assets primarily included $0.7 million of amortization on the volume purchase agreement with Western Digital, and $0.2 million of developed technology amortization in each of the first two quarters of 2003. These amounts were included in cost of sales. See Note 7.

     Amortization of intangible assets in the second quarter of 2002 was $0.5 million. Amortization of intangible assets in the first quarter of 2002 was $3.1 million, which included the remaining amortization of $2.6 million under the original Western Digital volume purchase agreement, which ended in the first quarter of 2002. These amounts were included in operating expenses.

Interest Income and Interest Expense

     Interest income was $0.1 million in each of the first and second quarters of 2003 and 2002.

     Total cash and cash equivalents were $44.4 million at the end of the second quarter of 2003, and $22.3 million at the end of the second quarter of 2002.

     We recorded $3.4 million of interest expense in the second quarter of 2003 and $6.7 million in the first half of 2003. Interest expense primarily represented interest on our debt issued on emergence from chapter 11. No interest expense was recorded in the first two quarters of 2002, as interest expense was suspended while we were in chapter 11.

     We expect interest expense in the third quarter of 2003 to be similar to the previous two quarters.

Other Income, Net

     Other income, net in the second quarter of 2003 was $0.2 million, and primarily reflected scrap sales. Other income, net in the first quarter of 2003 was $1.1 million, and primarily reflected a $0.7 million gain on the sale of certain idle manufacturing equipment and other assets, and a $0.3 million property tax refund.

     Other income, net was $396.1 million in the second quarter of 2002, and included income of $379.0 million associated with the debt extinguishment and other liabilities subject to compromise as of June 30, 2002, and income of $17.3 million to revalue our assets and liabilities at June 30, 2002 to fair value as prescribed by fresh-start reporting under SOP 90-7. Other income, net was $3.0 million in the first quarter of 2002, and primarily reflected a $2.4 million gain on the sale of certain idle manufacturing equipment.

Reorganization Costs, Net

     No reorganization costs were recorded in the first half of 2003, compared to $6.5 million in the first half of 2002. Reorganization costs in the first half of 2002 primarily reflected professional fees related to the chapter 11 bankruptcy proceeding, and a $5.0 million adjustment associated with a chapter 11-related creditor claim. We do not anticipate incurring any further reorganization costs.

Income Taxes

     Our income tax provisions of $0.8 million for the second quarter of 2003 and $0.3 million for the second quarter of 2002, and $1.8 million for the first half of 2003 and $0.7 million for the first half of 2002, represent foreign income taxes and foreign withholding taxes on royalty and interest payments. The increases reflected higher withholding taxes on increased royalties related to higher net sales in 2003 compared to the comparable periods in 2002.

     Our wholly-owned thin-film media operation, KMS, received a five-year extension of its initial tax holiday, which expired in June 2003, for its first plant site. We received an oral approval for an additional eight-year extension on the tax holiday on the first plant site, which would extend it through June 2011. We are awaiting written approval. KMS has also been granted additional tax holidays for its second and third plant sites in Malaysia. These tax holidays are effective through December 2006 for the first plant site and December 2008 for the second plant site.

     In July 2003, we received written approval for the exemption of withholding tax on royalty payments made by our Malaysian operations to our subsidiary in the Netherlands. The exemption is for a period of five years effective retroactively from January 2002 through December 2006. As a result, we will record an income tax benefit of approximately $2.5 million in the third quarter of 2003 related to withholding taxes we previously accrued which are no longer payable as a result of the exemption.

Minority Interest/Equity Interest in Net Loss of Related Companies

     The minority interest for Kobe USA’s 20% share of KMT’s net income in the second quarter and first half of 2002 was less than $0.1 million. KMT ceased operations in the third quarter of 2002.

     In the second quarter of 2002 we recorded a $0.9 million loss, and in the first half of 2002 we recorded a $2.4 million loss, as our equity share in the net loss of Chahaya, a former equity investment. Chahaya ceased operations in the fourth quarter of 2002. We have no minority or equity interests in related companies.

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

     From December 29, 2002 to June 29, 2003, our allowance for sales returns increased by $0.8 million. The increase primarily reflects current estimates of expected returns in the third quarter of 2003.

Long-lived Assets

     Long-lived assets are evaluated as one group for impairment whenever events or changes in circumstances indicate that these assets may be impaired or the estimated useful lives are no longer appropriate. We consider the primary indicators of impairment to include significant decreases in unit volumes, unit prices or significant increases in production costs. We review our long-lived assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event that these cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values utilizing discounted estimates of future cash flows. The discount rate used is based on the estimated incremental borrowing rate at the date of the event that triggers the impairment. Land and buildings held for sale are evaluated for impairment on a quarterly basis and are stated at the lower of cost or fair value, less estimated selling costs.

Liquidity and Capital Resources

     Cash and cash equivalents of $44.4 million at the end of the second quarter of 2003 increased by $20.8 million from the end of the 2002 fiscal year. The increase primarily reflected a $30.4 million increase resulting from consolidated operating activities, offset by $9.8 million of spending on the acquisition of property, plant, and equipment.

     Consolidated operating activities generated $30.4 million in cash in the first half of 2003. The primary components of this change include the following:

•	net income of $9.7 million, net of non-cash depreciation of $20.7 million, $3.3 million of non-cash interest expense, $1.9 million of non-cash amortization, and $1.4 million of deferred stock-based compensation expense, less a $0.7 million gain on asset disposals;

•	an accounts receivable increase of $6.4 million primarily due to increased sales in the last month of the quarter;

•	a prepaid expense increase of $0.8 million primarily due to insurance premium renewals;

•	an inventory increase of $4.8 million for certain key materials;

•	an accounts payable increase of $1.1 million related to the inventory increase; and

•	an accrued expenses and other liabilities increase of $5.1 million, which primarily reflected higher wage and bonus accruals.

     In the first half of 2003, we spent $9.8 million on equipment acquisitions to improve our manufacturing and research and development capabilities, and received $0.7 million in proceeds from the sale of idle manufacturing equipment. Sales of idle manufacturing equipment may vary from quarter to quarter. We also repaid $0.3 million of debt.

     Current non-cancelable capital commitments as of June 29, 2003 totaled $3.9 million. For the remainder of 2003, we plan to spend approximately $10.0 million on property, plant, and equipment for projects designed to improve yield and productivity, as well as to improve equipment capability for the manufacture of advanced products.

     We lease our research and administrative facility in San Jose, California under an operating lease. We also lease and sublease another building in San Jose. Both of these leases expire in 2007, and have renewal options for five years. We also lease a building, which we no longer occupy, in Santa Rosa, California. This lease expires in April 2004. We have no capital leases.

     At June 29, 2003, the future minimum commitments for non-cancelable operating facility leases, equipment leases, and a facility sublease are as follows (in thousands):

	Minimum
	Lease	Sublease
	Payments	Payments

Remainder of 2003	$1,840	$751
2004	3,639	1,539
2005	3,425	1,585
2006	3,308	1,633
2007	403	414

	$12,615	$5,922

     We have available liquidity through a revolving credit facility (the Exit Facility) we entered into on June 30, 2002 simultaneously with our emergence from bankruptcy that allows for advances of up to $15.0 million at any time outstanding, with a $3.0 million letter of credit sub-facility. The Exit Facility expires June 30, 2005. As of June 29, 2003, there were no borrowings under the Exit Facility. Our total outstanding borrowings under the Exit Facility at any one time may not exceed the lesser of $15.0 million or 70% of the fair market value of certain of our assets less a reserve, and less additional reserves that may be created by the Administrative Agent from time to time, as set forth in the Exit Facility agreement. The Exit Facility is secured by a first-priority security interest in substantially all of our assets, including tangible and intangible assets (except in the case of our ownership interest in its foreign subsidiaries, which is limited to a pledge of 65% of such equity interests). Interest is payable monthly in arrears at a rate of 12% per annum on the outstanding principal amount. We paid a commitment fee of $0.3 million to obtain the Exit Facility, and we pay ongoing unused commitment fees due on a monthly basis at an annual rate of 0.5% on the average unused portion of the $15.0 million facility during the preceding month.

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

     As of June 29, 2003, the future minimum principal payments due under these debt agreements are as follows (in thousands):

Minimum
Principal
Payments

Remainder of 2003	$10,121
2004	20,249
2005	20,261
2006	20,273
2007	72,144
2008	108

$143,156

     Based on current operating forecasts, we estimate that the cash balance and cash from operations will be adequate to support our continuing operations, capital spending plan, and interest and debt payments for at least the next twelve months. Additionally, we can borrow under the Exit Facility, which is described above. We currently have no borrowings under the Exit Facility.

RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below when considering whether or not to invest in our company. These risks and uncertainties are not the only ones facing our company. Additional risks and uncertainties that we are unaware of or currently deem immaterial may also become important factors that may harm our business. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our stock could decline, and you may lose part or all of your investment. Further, this report contains forward looking statements and actual results may differ significantly from the results contemplated by our forward looking statements.

RISKS RELATED TO OUR FINANCIAL POSITION AND OUR COMMON STOCK

We recently emerged from a chapter 11 bankruptcy reorganization and have a history of losses.

     We sought protection under chapter 11 of the United States Bankruptcy Code in August 2001. We incurred net losses of approximately $68.1 million and $296.4 million during the fiscal years ended December 31, 2000, and December 30, 2001, respectively. For the nine-month period ended September 29, 2002, we incurred a $50.9 million loss before a gain of $396.4 million for extinguishment of liabilities subject to compromise and revaluation of assets and liabilities for fresh-start reporting, and before a cumulative change in accounting principle loss of $47.5 million. For the fourth quarter ended December 29, 2002, we recorded a net loss of $27.5 million after a $33.9 million non-cash goodwill impairment charge. We were profitable in the first and second quarters of 2003, reporting net income of $5.1 million and $4.6 million, respectively. These were our first profitable quarters (excluding one-time credits) since the fourth quarter of 1997. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” While our shipments and revenues have increased in the last three quarters, and we achieved profitability in the first two quarters of 2003, we cannot assure you that we will sustain current shipment and income levels, grow, or maintain profitability.

We continue to be leveraged and our debt service requirements make us vulnerable to economic downturn and impose restrictions on our operations.

     Our long-term debt and short-term debt was approximately $143.2 million as of June 29, 2003. While we believe that our cash balance and future operating cash flow, together with our financing arrangements, will be sufficient to finance our operating requirements, our indebtedness restricts our ability to obtain additional financing in the future. Also, we may be more leveraged than some of our competitors, which may place us at a competitive disadvantage and makes us more susceptible to downturns in our business in the event our income is not sufficient to cover our debt service requirements. In addition , the Exit Facility (a revolving credit facility of up to $15.0 million), Senior Notes Indenture, and Junior Notes Indenture that we entered into as part of our emergence from bankruptcy contain covenants that impose operating and financial restrictions on us. These covenants could adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities that may be in our interest. In addition, if we cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default and be required to sell or liquidate our assets to repay outstanding debt.

Our historical financial information is not comparable to our current financial condition and results of operations, making it difficult to analyze our financial prospects.

     As a result of our emergence from bankruptcy on June 30, 2002, we are operating our business with a new capital structure. We were also subject to the fresh-start reporting prescribed by generally accepted accounting principles, and our balance sheet as of June 29, 2003 reflects the application of these rules. Accordingly, our financial condition and results of operations are not comparable to the financial condition and results of operations reflected in our historical financial statements ended prior to June 30, 2002, making it difficult to assess our future prospects based on historical performance.

We have significant stockholders who own a large percentage of our common stock and could substantially influence all matters requiring stockholder approval.

     We have several significant stockholders who, in the aggregate, currently own approximately 73% of our common stock, and together are able to significantly influence all matters requiring approval by our stockholders, including new financings, the election of directors and the approval of mergers or other business combinations. To the extent that the interests of these stockholders are different than those of other stockholders, important company decisions may not reflect the interests of all stockholders.

Sales of stock by significant stockholders holders may negatively affect the market price.

     We have several significant stockholders who, in the aggregate, currently own approximately 73% of our common stock, and who are not restricted as to the prices at which they may sell the stock. Shares sold below the current level at which the shares of our common stock are trading may adversely affect the market price of our common stock. This large amount of stock, if sold all at once or in blocks, could have a negative effect on the market price of our common stock.

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

     The Senior Secured Notes are subordinated to the Exit Facility. The Junior Secured Notes are, in turn, subordinated to the Senior Secured Notes. Because of our debt obligations, in the event of a dissolution, equity holders would be unlikely to receive distributions.

     We currently have no balance outstanding under the Exit Facility, but we can choose to make a draw under the Exit Facility at any time so long as certain conditions are satisfied. The Senior Secured

Notes are subordinated in right of payment to the Exit Facility, and the Junior Secured Note are, in turn, subordinated in right of payment to the Senior Secured Notes. As a result of such subordination, in the event of an acceleration declared because of (1) our liquidation or insolvency, (2) a payment default, (3) a covenant default, or (4) the occurrence of other events of default, our assets will be available to pay obligations on the Senior Secured Notes only after the Exit Facility is paid in full and on the Junior Secured Notes only after the Senior Secured Notes have been paid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Senior Secured Notes or the Junior Secured Notes then outstanding. In the event of liquidation or insolvency, holders of equity securities would receive a distribution only after payment in full to each of the Exit Facility, the Senior Secured Notes, the Junior Secured Notes, and other creditors, and it is likely there would be nothing left to distribute to equity holders at such time.

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

     Our customers are disk drive manufacturers. Given the relatively small number of disk drive manufacturers, we expect that we will continue to depend on a limited number of customers. This high customer concentration is due to the following factors:

•	the high-volume requirements of the dominant disk drive manufacturers;

•	a tendency of our customers to rely on a few suppliers because of the close interrelationship between media performance and disk drive performance;

•	the complexity of integrating components from a variety of suppliers; and

•	the increases in storage densities that have led to decreases in the platter count per drive, which lower platter counts, result in disk drive manufacturers with captive disk manufacturing operations having excess capacity; consequently, they rely less on independent sources of media, such as our company.

     In the first half of 2003, 43% of our net sales were to Western Digital and 37% were to Maxtor. During fiscal 2002, 62% of our net sales were to Western Digital and 30% were to Maxtor. During fiscal 2001, 59% of our net sales were to Western Digital and 27% were to Maxtor. If any one of our significant customers reduce their media requirements or develop or expand capacity to produce thin-film disks for internal use, our sales will be reduced and, as a result, our business, financial condition and operating results could suffer.

If we are unable to perform successfully in the highly competitive and increasingly concentrated thin-film media industry, we may not be able to gain additional market share or we may lose our existing market share, and our operating results would be harmed.

     The market for our products is highly competitive, and we expect competition to continue in the future. Competitors in the thin-film disk industry fall mainly into two groups: Asian-based manufacturers and captive manufacturers. Our Asian-based competitors include Fuji Electric, Trace Storage, Hoya and Showa Denko. The U.S. captive manufacturers include the disk media operations of Seagate Technology, IBM and Maxtor. In late 2002, IBM entered into a joint venture with Hitachi. The joint venture, named Hitachi Global Storage Technology, includes Hitachi’s and IBM’s disk drive operations and a portion of IBM’s disk media operations, and evidences the increasing concentration and economies of scale in our industry. Many of these competitors have greater financial resources than we have, which could allow them to adjust to fluctuating market conditions better than us. Further, they may have greater technical and manufacturing resources, more extensive name recognition, more marketing power, a broader array of product lines, and preferred vendor status. If we are not able to compete successfully in the future, we would not be able to gain additional market share for our products, or we may lose our existing market share, and our operating results could be harmed.

Price competition may force us to lower our prices, causing our revenues and gross margins to suffer.

     We face significant price competition in the disk media industry. Continued high levels of competition have continued to put downward pressure on prices per unit. Additionally, the average selling price of disk drives rapidly declines over its commercial life as a result of technological enhancements, productivity improvements, and industry supply increases. We may be forced to continue to lower our prices or add new products and features at lower prices to remain competitive, and we may otherwise be unable to introduce new products at higher prices. We cannot assure you that we will be able to compete successfully in this kind of price competitive environment. Lower prices would reduce our ability to generate revenue, and our gross margin would suffer. If we fail to mitigate the effect of these pressures through reducing the cost of our products or changing our product mix, our revenues and gross margins could be adversely affected.

     Price declines are further affected by the imbalance between demand and supply that has intensified competition in the industry. For most of 2002, as in the last several years, media supply exceeded media demand. As independent suppliers like us struggled to utilize their capacity, the excess media supply caused average selling prices for disk products to decline. Pricing pressure on component suppliers has also been compounded by high consumer demand for inexpensive personal computers and consumer devices. In the fourth quarter of 2002 and the first two quarters of 2003, media supply and demand began to come into balance, and disk prices began to stabilize, but there is no certainty that this will continue. We expect supply and demand factors and industry-wide competition to continue to put pressure on our profit margin.

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

     Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that our future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. The failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Even if an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products or integration into our company.

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

     With short product life cycles and rapid technological change, we must frequently qualify new products, based on criteria such as quality, storage capacity, performance, and price. We must also be able to achieve rapidly high-volume production and sales. Hard disk drive programs have increasingly become “bimodal” in that a few programs are high-volume and the remaining programs are relatively small in terms of volume. As a result, supply and demand balance can change quickly from customer to customer and from program to program.

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

     We rely on a limited number of suppliers for some of the materials and equipment used in our manufacturing processes, including aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. For example, Kobe Steel, Ltd. is our primary supplier of aluminum substrates, a fundamental component in producing our disks. The supplier base has been further weakened by the poor financial condition of the industry, and some suppliers have exited the business. Our production capacity would be limited if one or more of these materials were to become unavailable or available in reduced quantities, or if we were unable to find alternative suppliers. Due to the significant growth in demand for our disk products in the fourth quarter of 2002, our sales were actually somewhat constrained in the fourth quarter of 2002 due to the need to acquire substrates from sources other than our traditional internal and external suppliers. If our sources of materials and supplies were unavailable for a significant period of time, our production and operating results could be adversely affected.

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

     The market for our products depends on economic conditions affecting the disk drive manufacturing and related markets. Downturns in these markets may cause disk drive manufacturers to delay or cancel projects, reduce their production, or reduce or cancel orders for our products. In the event of such a downturn, customers may experience financial difficulty, cease operations, or fail to budget for the purchase of our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and price pressures, causing us to realize lower revenues and margins. In particular, many of our customers and potential customers have experienced declines in their revenues and operations. In addition, the recent war in Iraq and the terrorist acts of September 11, 2001, as well as subsequent terrorist activities and threats, have created an uncertain economic environment. We cannot predict the impact of these economic uncertainties, or of any related military action on our customers or business, particularly in light of the fact that we rely heavily on overseas production and sales. We believe that, in light of these uncertainties, some businesses may curtail or eliminate spending on technology related to our products.

If we do not keep pace with rapid technological change, we will not be able to compete effectively, and our operating results could suffer.

     Our thin-film disk products primarily serve the 3 1/2-inch hard disk drive market, where product performance, consistent quality, price, and availability are of great competitive importance. To succeed in an industry characterized by rapid technological developments, we must continuously advance our thin-film technology at a pace consistent with, or faster than, the pace at which our competitors are advancing their thin-film technology.

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

If we do not protect our patents and other intellectual property rights, our revenues could suffer.

     It is commonplace to protect technology through patents and other forms of intellectual property rights in technically sophisticated fields. In the disk drive industry, it is common for companies and individuals to initiate actions against others in the industry to enforce intellectual property rights. Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets, and other measures, we may not be able to protect adequately our technology. In addition, we may not be able to discover significant infringements of our technology or successfully enforce our rights to our technology if we discover infringing uses by others, and such infringements could have a negative impact on our ability to compete effectively. Competitors may be able to develop similar technology and also may have or may develop intellectual property rights and enforce those rights to prevent us from using such technologies, or demand royalty payments from us in return for using such technologies. Either of these events may affect our production, which could materially reduce our revenues and harm our operating results.

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

Historical quarterly results may not accurately predict our future performance, which is subject to fluctuation due to many uncertainties; consequently, it is difficult to predict future results.

     Our operating results historically have fluctuated significantly on both a quarterly and annual basis. As a result, our operating results in any quarter may not reflect our future performance. We believe that our future operating results will continue to be subject to quarterly variations based on a wide variety of factors, including:

•	timing of significant orders, or order cancellations,

•	changes in our product mix and average selling prices;

•	modified, adjusted or rescheduled shipments;

•	availability of media versus demand for media;

•	the cyclical nature of the hard disk drive industry;

•	our ability to develop and implement new manufacturing process technologies;

•	increases in our production and engineering costs associated with initial design and production of new product programs;

•	the ability of our process equipment to meet more stringent future product requirements;

•	our ability to introduce new products that achieve cost-effective high-volume production in a timely manner, timing of product announcements, and market acceptance of new products;

•	the availability of our production capacity, and the extent to which we can use that capacity;

•	changes in our manufacturing efficiencies, in particular product yields and input costs for direct materials, operating supplies and other running costs;

•	prolonged disruptions of operations at any of our facilities for any reason;

•	changes in the cost of or limitations on availability of labor; and

•	structural changes within the disk media industry, including combinations, failures, and joint venture arrangements.

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

Because we depend on our Malaysian operations, we are exposed to unavoidable risks in transmitting technology from U.S. facilities to Malaysian facilities. These risks could adversely impact our operations.

     During the third quarter of 1999, we announced that all media production would be consolidated into our Malaysian factories. In the fourth quarter of 2000, we ended the manufacture of aluminum substrates in Santa Rosa, California. Currently, aluminum substrates are primarily manufactured by a Malaysian vendor. In addition, we ended production of polished disks in our Eugene, Oregon, facility in the second quarter of 2001, which we acquired as part of our merger with HMT Technology Corporation in October 2000. All polished disks are manufactured by our Malaysian factories. Further, in the second quarter of 2001, we transferred the manufacturing capacity of HMT’s Fremont, California, facility to Malaysia, and closed all of our U.S. media manufacturing operations, leaving us fully dependent on our Malaysian manufacturing operations.

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

If we do not receive a written extension on our tax holiday for a plant site in Malaysia, we could become subject to significantly higher tax liabilities and tax expense than we have experienced in the past, and our operating results would suffer.

     Our wholly-owned thin-film media operation, Komag USA (Malaysia) SDN (KMS), had a ten-year initial tax holiday that expired in June 2003, for its first plant site in Malaysia. The Malaysian government recently provided an oral approval to extend this tax holiday for an additional eight years. We are waiting for written approval from the Malaysian government. If we do not receive written approval, we would become subject to income tax expense for that location. Therefore, we may incur significantly higher income tax liabilities and tax expense than we have experienced in the past. Significantly higher income tax liabilities and tax expense would negatively affect our operating results.

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

     The outbreak of severe acute respiratory syndrome (SARS) that began in China, Hong Kong, Singapore, and Vietnam could have a negative impact on our operations if its incidence rate increases. Our normal operating processes could be hindered by a number of SARS-related factors, including, but not limited to:

•	disruptions in our manufacturing facilities in Malaysia;

•	disruptions at our third-party suppliers located in China;

•	disruptions in our customers’ operations in Singapore and Malaysia;

•	reduced travel between our U.S. research and development and Malaysian manufacturing locations; and

•	reduced travel between ourselves, customers, and suppliers.

     If the number of cases rises or spreads to other areas, our sales and operating results could be harmed.

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

     Furthermore, the regulatory changes affecting the energy industry instituted in 1996 by the California government have caused power prices to increase. Under the revised regulatory scheme, utilities were encouraged to sell their plants, which had traditionally produced most of California’s power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have increased dramatically in 2002, and continue to trend upward. If wholesale prices continue to increase, our operating expenses will likely increase, as our headquarters and research and development facilities are in California.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to foreign currency exchange rate risk. We currently do not use derivative financial instruments to hedge such risk.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short-term debt instruments.

     A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, a large portion of our payroll, certain operating expenses, and capital purchases are transacted in other currencies, primarily Malaysian ringgit. Since late 1998, the ringgit has been pegged at a conversion rate of 3.8 Malaysian ringgit to the U.S. dollar. If the pegging is lifted in the future, we will evaluate whether or not we will enter any hedging contracts for the Malaysian ringgit. Expenses recorded in Malaysian ringgit in the first six months of 2003 totaled approximately $26.6 million.

     We have $85.3 million in senior secured cash pay notes outstanding which bear interest at the prime rate plus 3% (such rate not to be less than 8% per annum) and mature in June 2007. A hypothetical 100 basis point increase in interest rates would result in approximately $0.9 million of additional interest expense each year.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer have designed and evaluated our disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, pursuant to Rules 13a — 15 (e) and 15d – 15(e) of the Securities Exchange Act of 1934 for the period covered on this Quarterly Report on Form 10-Q, and have determined that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our filings under periodic Securities and Exchange Commission filings is gathered, analyzed, and disclosed with adequate timeliness, accuracy, and completeness, based on an evaluation of such controls and procedures conducted as part of the end of the period covered by this report.

     Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     Not applicable.

ITEM 2. Changes in Securities

     Not applicable.

ITEM 3. Defaults Upon Senior Securities

     Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting of stockholders on May 20, 2003.

(b)	The meeting included a proposal to elect three Class I directors, whose names are Chris A. Eyre, David G. Takata, and Harry Van Wickle. This proposal was submitted as Item No. 1.

(c)	Other items on which stockholders voted at the meeting were:

•	Item No. 2 — a proposal to amend the Company’s 2002 Qualified Stock Option Plan to increase the number of shares reserved for issuance by 450,000 shares, and make certain other Plan changes;

•	Item No. 3 — a proposal to amend the Company’s 2002 Employee Stock Purchase Plan to increase the number of shares reserved for issuance by 300,000 shares; and

•	Item No. 4 — a proposal to ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 28, 2003.

(d)	Shares of Common Stock voted were as follows:

	Total Vote For Each	Total Vote Withheld
	Director	From Each Director
Item No. 1
(Election of Class I Directors)
Chris A. Eyre	20,635,073	6,655
David G. Takata	20,634,683	7,045
Harry Van Wickle	20,635,073	6,655

				Broker
	For	Against	Abstain	Non-Vote
Item No. 2
(Proposal to amend the 2002 Qualified Stock Option Plan to increase the number of shares reserved for issuance by 450,000 shares, and make certain other Plan changes)	19,869,183	755,167	17,376	0
Item No. 3
(Proposal to amend the 2002 Employee Stock Purchase Plan to increase the number of shares reserved for issuance by 300,000 shares)	20,535,649	88,701	17,378	0
Item No. 4
(Ratification of independent auditors)	20,636,964	3,104	1,660	0

ITEM 5. Other Information

     Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

a)	Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

On April 23, 2003, the Company filed Form 8-K stating that it issued a press release announcing its financial results for the first quarter ended March 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOMAG, INCORPORATED
(Registrant)

DATE:	July 31, 2003	BY:	/s/ Thian Hoo Tan

Thian Hoo Tan Chief Executive Officer

DATE:	July 31, 2003	BY:	/s/ Kathleen A. Bayless

Kathleen A. Bayless Vice President, Chief Financial Officer

EXHIBIT INDEX

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002