Form 10-Q
period 2003-09-28
KOMAG INC /DE/
filed 2003-11-03
CIK 813347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 28, 2003
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

     Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes [X]  No [  ]

     On September 28, 2003, 23,731,931 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding.

INDEX
KOMAG, INCORPORATED

		Page No.

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed consolidated statements of operations — three and nine months ended September 28, 2003, three months ended September 29, 2002, and six months ended June 30, 2002	3
	Condensed consolidated balance sheets — September 28, 2003 and December 29, 2002	4
	Condensed consolidated statements of cash flows — nine months ended September 28, 2003 three months ended September 29, 2002, and six months ended June 30, 2002	5
	Notes to condensed consolidated financial statements	6-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-34
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	35
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 2.	Changes in Securities	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits and Reports on Form 8-K	36
SIGNATURES		37
OFFICER CERTIFICATIONS

PART I.   FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KOMAG, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

					Predecessor
	Successor Company				Company

	Three Months	Three Months	Nine Months	Three Months	Six Months
	Ended	Ended	Ended	Ended	Ended
	Sep 28, 2003	Sep 29, 2002	Sep 28, 2003	Sep 29, 2002	Jun 30, 2002

Net sales	$109,199	$70,241	$320,061	$70,241	$111,955
Cost of sales	83,840	62,853	249,090	62,853	110,397

Gross profit	25,359	7,388	70,971	7,388	1,558
Operating expenses:
Research, development and engineering	10,778	8,708	31,089	8,708	18,796
Selling, general, and administrative	4,717	4,235	13,317	4,235	8,256
Gain on disposal of assets	(792)	(70)	(1,870)	(70)	(2,138)
Restructuring/impairment charges	—	740	—	740	4,318
In-process research and development	—	6,784	—	6,784	—

	14,703	20,397	42,536	20,397	29,232

Operating income (loss)	10,656	(13,009)	28,435	(13,009)	(27,674)
Other income (expense):
Interest income	103	66	343	66	193
Interest expense	(3,351)	(3,226)	(10,095)	(3,226)	—
Other income, net	83	2,068	307	2,068	397,009

	(3,165)	(1,092)	(9,445)	(1,092)	397,202

Income (loss) before reorganization costs, income taxes, minority interest/ equity interest in net loss of related companies, and cumulative effect of change in accounting principle	7,491	(14,101)	18,990	(14,101)	369,528
Reorganization costs, net	—	—	—	—	6,511
Provision for (benefit from) income taxes	(2,452)	304	(607)	304	719

Income (loss) before minority interest/ equity interest in net loss of related companies, and cumulative effect of change in accounting principle	9,943	(14,405)	19,597	(14,405)	362,298
Minority interest/equity interest in net loss of related companies	—	—	—	—	(2,374)

Income (loss) before cumulative effect of change in accounting principle	9,943	(14,405)	19,597	(14,405)	359,924
Cumulative effect of change in accounting principle	—	—	—	—	(47,509)

Net income (loss)	$9,943	$(14,405)	$19,597	$(14,405)	$312,415

Basic net income (loss) per share	$0.42	$(0.63)	$0.84	$(0.63)

Diluted net income (loss) per share	$0.40	$(0.63)	$0.81	$(0.63)

Number of shares used in basic per share computation	23,558	22,826	23,457	22,826

Number of shares used in diluted per share computation	24,860	22,826	24,252	22,826

See notes to condensed consolidated financial statements.

KOMAG, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	Sep 28, 2003	Dec 29, 2002

	(Unaudited)	(*)

ASSETS
Current assets:
Cash and cash equivalents	$47,660	$23,520
Accounts receivable (less allowances of $1,545 and $1,101, respectively)	61,688	46,241
Inventories	21,405	14,925
Prepaid expenses and deposits	2,881	2,288

Total current assets	133,634	86,974
Property, plant and equipment, net	181,011	196,414
Land and buildings held for sale	24,600	24,600
Intangible assets, net	6,604	9,142
Other assets	70	70

	$345,919	$317,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$20,242	$10,229
Trade accounts payable	37,169	35,371
Accrued expenses and other liabilities	19,226	13,717

Total current liabilities	76,637	59,317
Long-term debt	119,599	129,923

Total liabilities	196,236	189,240
Stockholders’ equity:
Common stock	237	232
Additional paid-in capital	172,282	171,876
Deferred stock-based compensation	(514)	(2,229)
Accumulated deficit	(22,322)	(41,919)

Total stockholders’ equity	149,683	127,960

	$345,919	$317,200

*	The balance sheet at December 29, 2002 was derived from the audited consolidated financial statements at that date.

See accompanying notes to condensed consolidated financial statements.

KOMAG, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

			Predecessor
	Successor Company		Company

		Three
	Nine Months	Months	Six Months
	Ended	Ended	Ended
	Sep 28, 2003	Sep 29, 2002	Jun 30, 2002

	(unaudited)		(*)
Operating Activities:
Net income (loss)	$19,597	$(14,405)	$312,415
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on extinguishments of liabilities subject to compromise and revaluation of assets and liabilities pursuant to fresh-start reporting	—	—	(396,376)
Cumulative effect of change in accounting principle	—	—	47,509
Impairment charges related to property, plant, and equipment	—	—	216
Depreciation and amortization on property, plant, and equipment	29,998	12,729	25,998
Amortization of intangible assets	2,809	926	3,609
Amortization of deferred stock-based compensation	1,697	—	—
In-process research and development expense	—	6,784	—
Non-cash interest charges	5,001	1,514	—
Gain on disposal of assets	(1,870)	(70)	(2,138)
Minority interest/equity interest in net loss of related companies	—	—	2,374
Changes in operating assets and liabilities:
Accounts receivable, net	(15,447)	(9,141)	4,234
Inventories	(6,480)	(1,619)	(2,069)
Prepaid expenses and deposits	(593)	397	(1,480)
Trade accounts payable	1,798	9,286	5,870
Accrued expenses and other liabilities	5,509	(7,584)	1,693

	42,019	(1,183)	1,855
Reorganization costs, net	—	—	6,511

Net cash provided by (used in) operating activities	42,019	(1,183)	8,366
Investing Activities:
Acquisition of property, plant, and equipment	(14,655)	(3,033)	(6,855)
Purchases of short-term investments	—	—	(338)
Proceeds from short-term investments at maturity	—	338	335
Proceeds from disposal of assets	1,930	148	3,043
Investment in intangible assets	(271)	(150)	(70)
Changes in deposits and other assets	—	21	29

Net cash used in investing activities	(12,996)	(2,676)	(3,856)
Financing Activities:
Proceeds from issuance of common stock	429	—	—
Payment of debt	(5,312)	(165)	—

Net cash used in financing activities	(4,883)	(165)	—

Increase (decrease) in cash and cash equivalents	24,140	(4,024)	4,510
Cash and cash equivalents at beginning of period	23,520	21,996	17,486

Cash and cash equivalents at end of period	$47,660	$17,972	$21,996

*   The condensed consolidated statement of cash flows for the six months ended June 30, 2002 was derived from the audited consolidated financial statements.

See notes to condensed consolidated financial statements.

KOMAG, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 28, 2003

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the condensed consolidated financial position, operating results, and cash flows for the periods presented, have been included. Operating results for the nine-month period ended September 28, 2003, are not necessarily indicative of the results that may be expected for the year ending December 28, 2003.

     Komag, Incorporated (KUS) filed a voluntary petition for reorganization under chapter 11 of the United States Bankruptcy Code on August 24, 2001 (the Petition Date). The petition was filed with the United States Bankruptcy Court for the Northern District of California. The petition related only to the Company’s U.S. corporate parent, KUS, and did not include any of its subsidiaries.

     KUS proposed, and in May 2002 the Bankruptcy Court confirmed, the Further Modified First Amended Plan of Reorganization (the Plan), which became effective on June 30, 2002. KUS emerged from bankruptcy on that date. In accordance with Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued by the American Institute of Certified Public Accountants, the Company adopted fresh-start reporting and reflected the effects of the adoption in the condensed consolidated financial statements for the six months ended June 30, 2002. Fresh-start reporting requires the recording of assets and liabilities at fair value, and requires the recording of stockholders’ equity based on the reorganization (enterprise) value.

     As a result of the adoption of fresh-start reporting, the condensed consolidated statements of operations and statements of cash flows for periods ended after June 30, 2002 are prepared on a basis of accounting that is different from that utilized for periods ended prior to June 30, 2002. Therefore, the Company’s condensed consolidated statements of operations and cash flows for the six months ended June 30, 2002 are presented as the predecessor company and for the three months ended September 29, 2002 as the successor company, and are not comparable to the condensed consolidated statements of operations and cash flows for the nine months ended September 28, 2003.

     Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

     Fiscal Year: The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The three-month reporting periods included in this report consisted of 13 weeks.

     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following (in thousands):

	Sep 28, 2003	Dec 29, 2002

Raw material	$11,768	$9,281
Work in process	6,030	2,350
Finished goods	3,607	3,294

	$21,405	$14,925

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

     In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123, the Company provides pro forma disclosure of the effect on net income and earnings per share had the fair value method, as prescribed by SFAS No. 123, been used.

     The following table reflects the effect on the Company’s net income (loss) and income (loss) per share after emergence from bankruptcy (the Successor Company) for the three and nine months ended September 28, 2003, the three months ended September 29, 2002, and on the Company’s net income prior to emergence from bankruptcy (the Predecessor Company) for the six months ended June 30, 2002, had the fair value method been applied to all outstanding and unvested awards.

     Upon emergence from chapter 11 on June 30, 2002, the Company had a significant change in the structure of stockholders’ equity. Accordingly, earnings per share of the Predecessor Company are not presented, as the amounts are not meaningful. The table is in thousands, except per share data.

	Successor	Successor	Successor	Successor	Predecessor
	Company	Company	Company	Company	Company

	Three Months	Three Months	Nine Months	Three Months	Six Months
	Ended	Ended	Ended	Ended	Ended
	Sep 28, 2003	Sep 29, 2002	Sep 28, 2003	Sep 29, 2002	Jun 30, 2002

Net income (loss), as reported	$9,943	$(14,405)	$19,597	$(14,405)	$312,415
Add: Stock-based compensation expense included in reported net income (loss), net of related tax effects	297	—	1,697	—	—
Deduct: Stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(1,333)	—	(3,346)	—	(4,895)

Pro forma net income (loss)	$8,907	$(14,405)	$17,948	$(14,405)	$307,520

Net income (loss) per share:
Basic — as reported	$0.42	$(0.63)	$0.84	$(0.63)

Diluted — as reported	$0.40	$(0.63)	$0.81	$(0.63)

Basic — pro forma	$0.38	$(0.63)	$0.77	$(0.63)

Diluted — pro forma	$0.36	$(0.63)	$0.74	$(0.63)

     For pro forma disclosure purposes, the Company used the Black-Scholes option pricing model to estimate the fair value of each option and stock purchase right grant on the date of grant.

     The following assumptions were used to estimate the fair value of option grants in the first and third quarters of 2003 (there were no grants in the second quarter of 2003): risk-free interest rates of 2.68% and 2.54%, respectively; volatility factors of the expected market price of the Company’s common stock of 87.1% and 85.5%, respectively; and a weighted-average expected option life of four years. The weighted average fair values of options granted during the first and third quarters of 2003 were $4.34 and $8.28, respectively. There were no grants in the first nine months of 2002.

     The following assumptions were used to estimate the fair value of employee purchase rights under the Amended and Restated 2002 Employee Stock Purchase Plan (ESPP) in the first, second, and third quarters of 2003: risk-free interest rates of 1.18%, 1.18%, and 0.99%, respectively; volatility factors of the expected market price of the Company’s common stock of 62.2%, 62.2%, and 51.8%, respectively; and a weighted-average expected purchase rights life of six months. The weighted-average fair value of purchase rights granted during the first, second, and third quarters of 2003 was $2.07. There was no ESPP Plan in effect in the first nine months of 2002.

     Because the Company does not pay dividends, there was no dividend yield included in the pro forma disclosure calculation.

     Net Income (Loss) Per Share: The Company determines net income (loss) per share in accordance with SFAS No. 128, Earnings per Share.

     Basic net income (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares and dilutive potential shares of common stock outstanding during the period. The dilutive effect of outstanding options and stock purchase rights is reflected in diluted net income per share by application of the treasury stock method.

     Upon emergence from chapter 11 on June 30, 2002, the Company had a significant change in the structure of stockholders’ equity. Accordingly, net income per share amounts of the Predecessor Company are not presented, as the amounts are not meaningful.

     The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Successor Company

	Three Months Ended	Nine Months Ended
	Sep 28, 2003	Sep 28, 2003

Numerator: Net income	$9,943	$19,597

Denominator for basic net income per share – weighted average shares	23,558	23,457
Effect of diluted securities:
Stock purchase rights	440	424
Stock options	490	287
Warrants	372	84

Denominator for dilutive net income per share	24,860	24,252

Basic net income per share	$0.42	$0.84

Diluted net income per share	$0.40	$0.81

     Prior year periods are not included in the above table, as there are no reconciling items since the number of shares for basic and diluted are the same.

     Incremental common shares attributable to outstanding common stock options (assuming proceeds would be used to purchase treasury stock) of 5,597 and 105,457 for the three and nine months ended September 28, 2003, respectively, were not included in the diluted net income per share calculation because the effect would have been anti-dilutive.

     Recent Accounting Pronouncements: In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments effective with the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS No. 150 on the first day of its fiscal 2003 third quarter. The adoption had no impact on the Company’s condensed consolidated financial statements.

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

     The following table reflects the percentage of the Company’s revenue by major customer:

	Three Months Ended		Nine Months Ended

Customer	Sep 28, 2003	Sep 29, 2002	Sep 28, 2003	Sep 29, 2002

Western Digital	36%	64%	41%	63%
Maxtor	36%	29%	36%	29%
IBM	—	5%	7%	2%
Hitachi Global Storage Technologies	25%	—	15%	—
Seagate	—	—	—	4%

Note 3. Interest Expense

     In the third quarter and first nine months of 2003, the Company recorded $3.4 million and $10.1 million, respectively, in interest expense. In the third quarter of 2002, the Company recorded $3.2 million in interest expense. No interest expense was recorded in the first half of 2002, as interest expense was suspended while the Company was in chapter 11. Interest expense represented interest on the Company’s debt issued on emergence from chapter 11.

Note 4. Reorganization Costs, Net

     No reorganization expenses were recorded in the third quarter and first nine months of 2003, compared to zero and $6.5 million, respectively, in the third quarter of 2002 and first six months of 2002. Reorganization expenses in the first six months of 2002 primarily reflected professional fees related to the chapter 11 bankruptcy proceeding, and a $5.0 million adjustment associated with a chapter 11-related creditor claim.

Note 5. Income Taxes

     In the third quarter of 2003, the Company received approval from the Malaysian Ministry of Finance for the exemption of withholding tax on royalty payments made by its Malaysian operations to its subsidiary in the Netherlands. The exemption is for a period of five years effective retroactively from January 2002 through December 2006. As a result, the Company recorded an income tax benefit of $2.5 million in the third quarter of 2003 related to withholding taxes it previously accrued which are no longer payable. The third quarter of 2003 income tax provision without the $2.5 million tax benefit was less than $0.1 million. For the first nine months of 2003, the Company recorded an income tax benefit of $0.6 million, which includes the

$2.5 million tax benefit described above, net of $1.9 million of foreign withholding taxes and foreign income taxes.

     The Company’s income tax provisions of $0.3 million for the third quarter of 2002, and $0.7 million for the first six months of 2002, represented foreign income taxes and foreign withholding taxes on royalty and interest payments.

     The Company’s wholly-owned thin-film media operation, KMS, received an eight-year extension of its tax holiday, which expired in June 2003, for its first plant site. The additional extension extends the tax holiday through June 2011. KMS has also been granted additional tax holidays for its second and third plant sites in Malaysia. These tax holidays are effective through December 2006 and 2008, respectively.

Note 6. Minority Interest/Equity Interest in Net Loss of Related Companies

     The minority interest for Kobe USA’s 20% share of KMT’s net income in the third quarter and first six months of 2002 was less than $0.1 million. KMT ceased operations in the third quarter of 2002.

     In the third quarter and first six months of 2002, the Company recorded zero and $2.4 million losses, respectively, as its equity share in the net loss of Chahaya, a former equity investment. Chahaya ceased operations in the fourth quarter of 2002. The Company currently has no minority or equity interests in related companies.

Note 7. Goodwill and Other Intangible Assets

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill not be amortized, but be subject to an impairment test at least annually.

     The Company completed a transitional impairment analysis of its goodwill during the six months ended June 30, 2002 and recorded a transitional impairment loss of $47.5 million as of the first day of fiscal 2002. The transitional impairment loss of $47.5 million was recognized as the cumulative effect of a change in accounting principle in the Company’s condensed consolidated statement of operations.

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

     Upon the adoption of fresh-start reporting as of June 30, 2002, the Company recorded other intangible assets in the amount of $17.6 million. As of September 28, 2003, other intangible assets included: 1) developed technology of $3.1 million (less accumulated amortization of $1.1 million), which is being amortized on a straight-line basis over its estimated useful life of three and one-half years; 2) a volume purchase agreement of $7.7 million (less accumulated amortization of $3.5 million), which is being amortized on a straight-line basis over its useful life of two and three-quarter years; and 3) patent costs of $0.5 million (less accumulated amortization of $0.1 million).

     Amortization of intangible assets in the third quarter and first nine months of 2003 was $0.9 million and $2.8 million, respectively, and was $0.9 million and $3.6 million in the third quarter and first six months of 2002, respectively. These expenses were recorded in cost of sales in the accompanying condensed consolidated statements of operation.

Note 8. Accrued Expenses and Other Liabilities

     The following table summarizes accrued expenses and other liabilities balances as of September 28, 2003 and December 29, 2002 (in thousands):

	Sep 28, 2003	Dec 29, 2002

Accrued compensation and benefits	$13,965	$7,732
Restructuring liabilities	743	2,356
Other liabilities	4,518	3,629

	$19,226	$13,717

     Cash payments under the Company’s restructuring liabilities were $0.3 million and $1.6 million in the third quarter and first nine months of 2003, respectively.

Note 9. Subsequent Events

     On October 1, 2003, the Company completed the sale of its idle Fremont, California land and buildings. The land and buildings were acquired through the merger with HMT Technology Corporation in October 2000 and had been idle and held for sale since 2001. The net proceeds from the sale of the land and buildings were approximately $24.0 million, resulting in a gain of approximately $1.0 million. The sale will be recorded in the fourth quarter of 2003. On October 21, 2003, the Company utilized approximately 50% of the net proceeds, $12.1 million, to pay down its debt as required under the terms of its Senior Notes Indenture due in 2007. Additionally, we made a required principal payment of $5.0 million on the Senior Notes on October 15, 2003.

     Further, the Company received consent from a majority of the holders of the Senior Notes and the lender under the Exit Facility to redeem in full the Junior Notes for approximately $8.2 million. As such, as of October 30, 2003, the Company has called for the full redemption of the Junior Notes at a total cost of approximately $8.2 million for outstanding principal and accrued interest. The Junior Notes will be redeemed on December 2, 2003. Further, the Company received consent from the majority of the holders of the Senior Notes and the lender under the Exit Facility to increase the covenant on capital expenditures for 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I., Financial Information, Item 1. Condensed Consolidated Financial Statements of this report.

     The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” and similar expressions. In addition, forward-looking statements include, but are not limited to, statements about our beliefs, estimates or plans about our ability to maintain low manufacturing and operating costs and costs per unit, our ability to estimate shipping volumes, revenues, pricing pressures, selling, general, and administrative expenses, taxes, research, development, and engineering expenses, our use of available credit, spending on property, plant, and equipment, expected sales of higher density disks and the market for disk drives generally and certain customers specifically, our beliefs regarding our liquidity needs, and estimates of debt payments, accrual of interest, and future cash needs.

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

Results of Operations

Overview

     Our business is capital-intensive and is characterized by high fixed costs, making it imperative that we sell disks in high volume in order to offset such costs. Our contribution margin per disk sold varies with changes in selling price, input material costs, and production yield. As demand for our disks increases, our total contribution margin increases, improving our financial results because we do not have to increase our fixed cost structure in proportion to increases in demand and resultant capacity utilization. Conversely, our financial results would deteriorate rapidly if the disk market were to worsen.

     Adverse conditions in the thin-film media market, which began in mid-1997, impacted our business through the majority of 2002. Disk drive demand grew rapidly during the mid-1990s, and industry forecasts were for continued strong growth. Along with many of our competitors (both independent disk manufacturers and captive disk manufacturers owned by vertically integrated disk drive companies), in 1996 we committed to expansion programs and substantially increased media manufacturing capacity in 1997. In 1997, the rate of growth in demand for disk drives fell. Disk drive manufacturers abruptly reduced their orders for media from independent suppliers and relied more heavily on internal capacity to supply a larger proportion of their media requirements. The media industry’s capacity expansion, coupled with the decrease in the rate of demand growth, resulted in excess media production capacity. Due to classic micro- economic forces, this excess industry capacity caused sharp declines in average selling prices for disk products as independent suppliers struggled to utilize their capacity.

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

     As a result of the continuing excess disk production capacity in our industry, we closed U.S. manufacturing operations, merged with HMT Technology Corporation, and consolidated our combined U.S.-based manufacturing operations in Malaysia over the three-year period from 1999 through 2001. In June 2002, we announced the closure of KMT, our research and development facility in Santa Rosa, California. The closure was completed in the third quarter of 2002.

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

     As discussed in Note 1, we emerged from chapter 11 bankruptcy on June 30, 2002. In accordance with SOP 90-7, we adopted fresh-start reporting and reflected the effects of the adoption in the condensed consolidated financial statements for the six months ended June 30, 2002.

     To facilitate an understanding of our operating performance, the following discussion is presented on a traditional comparative basis for all periods; that is, the discussion compares the results of operations for the three-month and nine-month periods ended September 28, 2003, to the three-month and nine-month periods ended September 29, 2002. As a result of the adoption of fresh-start reporting, the condensed consolidated statements of operations and statements of cash flows for periods ended after June 30, 2002 are prepared on a basis of accounting that is different from that utilized for periods ended prior to June 30, 2002. Therefore, the Company’s condensed consolidated statements of operations and cash flows for the six months ended June 30, 2002 are presented as the predecessor company and for the thee months ended September 29, 2002 as the successor company, and are not comparable to the condensed consolidated statements of operations and cash flows for the nine months ended September 28, 2003.

     The following table shows the Company’s results of operations (in thousands):

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended

	Sept 28, 2003	Sept 29, 2002	Sept 28, 2003	Sept 29, 2002(1)

Net sales	$109,199	$70,241	$320,061	$182,196
Cost of sales	83,840	62,853	249,090	173,250

Gross profit	25,359	7,388	70,971	8,946
Research, development, and engineering expense	10,778	8,708	31,089	27,504
Selling, general, and administrative expense	4,717	4,235	13,317	12,491
Gain on disposal of assets	(792)	(70)	(1,870)	(2,208)
Restructuring/impairment charges	—	740	—	5,058
In- process research and development	—	6,784	—	6,784
Interest income	(103)	(66)	(343)	(259)
Interest expense	3,351	3,226	10,095	3,226
Other income, net	(83)	(2,068)	(307)	(399,077)
Reorganization costs, net	—	—	—	6,511
Provision for (benefit from) income taxes	(2,452)	304	(607)	1,023
Minority interest/equity interest in net loss of related companies	—	—	—	(2,374)

Income (loss) before cumulative effect of change in accounting principle	9,943	(14,405)	19,597	345,519
Cumulative effect of change in accounting principle	—	—	—	(47,509)

Net income (loss)	$9,943	$(14,405)	$19,597	$298,010

(1)	Comprises combined operating results for the three months ended September 29, 2002 (successor company) and the six months ended June 30, 2002 (predecessor company).

Net Sales

     Consolidated net sales increased by 55.5% to $109.2 million in the third quarter of 2003, from $70.2 million in the third quarter of 2002. The overall increase primarily reflected an increase in finished unit sales volume, to 17.5 million units in the third quarter of 2003 from 12.3 million units in the third quarter of 2002, and an increase in the finished unit average selling price, to $5.64 in the third quarter of 2003 from $5.43 in the third quarter of 2002.

     Net other disk sales in the third quarter of 2003 were $10.1 million, compared to $3.5 million in the third quarter of 2002. The increase reflected higher sales of textured aluminum substrates and single-sided disks as a result of customer specifications.

     Consolidated net sales in the first nine months of 2003 increased by $137.9 million, to $320.1 million in the first nine months of 2003 from $182.2 million in the first nine months of 2002. The increase was driven primarily by a 68.3% increase in finished unit sales volume, to 50.5 million units in the first nine months of 2003 from 30.0 million units in the first nine months of 2002. The volume increase was somewhat offset by a decline in the finished unit average selling price, to $5.63 in the first nine months of 2003 from $5.69 in the first nine months of 2002.

     Net other disk sales in the first nine months of 2003 were $36.3 million, compared to $11.8 million in the first nine months of 2002. The increase reflected higher sales of textured aluminum substrates and single-sided disks.

     The finished unit shipment increases in the third quarter and first nine months of 2003 compared to the same periods in 2002 primarily reflected market share gains, which began in the second half of 2002, that resulted from our early qualification on new advanced programs with our customers, and was also due to an overall strengthening of industry conditions. The finished unit average selling price declines in the third quarter and first nine months of 2003 compared to the same periods in 2002 primarily related to our efforts to increase market share, as well as continued general customer pricing pressure.

     In the fourth quarter of 2003, we expect slightly higher finished unit shipment volume and revenue, offset by a significant decrease in other disk revenue, resulting in a slight increase in total revenue.

     In the third quarter of 2003, sales to Western Digital, Maxtor, and Hitachi Global Storage Technologies accounted for 36%, 36%, and 25%, respectively, of our revenue. In the third quarter of 2002, sales to Western Digital, Maxtor, and IBM accounted for 64%, 29% and 5%, respectively, of our revenue.

     We expect to continue to derive a substantial portion of our sales from Western Digital, Maxtor, Hitachi Global Storage Technologies, and from a small number of other customers. Historically, our sales have been concentrated among several significant customers, and we expect it to remain concentrated. However, our customer sales distribution may vary from quarter to quarter based on the qualifications of our disks in specific customers’ drive programs and the success of those programs in the disk drive marketplace. As a result of the April 1999 acquisition of Western Digital’s media operation and the related volume purchase agreement, we expect our sales to Western Digital to remain significant. The volume purchase agreement expires in April 2005. In October 2003, we entered into a five-year supply agreement with Maxtor.

     Sales of 60GB and 80GB per platter disks increased to 52% of net sales in the third quarter of 2003, compared to 27% in the same period of 2002. The increase was the result of the continued rapid customer evolution to higher storage densities. There was also a decrease in lower GB disks, from 73% in the third quarter of 2002 to 48% in the third quarter of 2003. We anticipate sales of 60/80GB per-platter disks to increase for the remainder of 2003.

Gross Margin

     Our overall gross margin percentage for the third quarter of 2003 was 23.2%, a 12.7 point increase compared to a gross margin percentage of 10.5% for the third quarter of 2002. The economies of scale associated with higher sales and production volumes (as discussed above) in the third quarter of 2003 significantly lowered our fixed cost per disk, and accounted for 9.4 points of the gross margin percentage increase. Higher finished unit average selling prices in the third quarter of 2003 compared to the third quarter of 2002 accounted for the remaining 3.3 point increase.

     For the first nine months of 2003, we achieved an overall gross margin percentage of 22.2% compared to a gross margin percentage of 4.9% for the first nine months of 2002, an improvement of 17.3 points. Higher sales and production volumes accounted for 18.3 points of the increase. However, lower finished unit average sales prices in the first nine months of 2003 compared to the first nine months of 2002 resulted in a 1.0 point decline in the gross margin percentage.

     Amortization of intangible assets is included in our cost of sales. Amortization of intangible assets in each of the first three quarters of 2003 and the third quarter of 2002 primarily included $0.7 million of amortization on the volume purchase agreement with Western Digital, and $0.2 million of developed technology amortization. Amortization of intangible assets in the second quarter of 2002 was $0.5 million. Amortization of intangible assets in the first quarter of 2002 was $3.1 million, which included the remaining amortization of $2.6 million under the original Western Digital volume purchase agreement, which ended in the first quarter of 2002.

     We expect to maintain our variable cost per unit at levels similar to the first nine months of 2003 while continuing to advance our technology. We expect our fixed cost per unit in the remainder of 2003 to vary based on changes in production volumes from the level achieved in the first nine months of 2003.

Research, Development, and Engineering Expenses

     Research, development, and engineering expenses of $10.8 million in the third quarter of 2003 were $2.1 million higher compared to the $8.7 million in the third quarter of 2002. The increase primarily reflected $1.8 million of bonus expense, and $0.1 million of deferred stock-based compensation expense. There was no deferred stock-based compensation expense in the third quarter of 2002.

     Research, development, and engineering expenses of $31.1 million in the first nine months of 2003 were $3.6 million higher than the $27.5 million in the first nine months of 2002. The increase primarily reflected $3.3 million of bonus expense, and $0.7 million of deferred stock-based compensation expense, offset by a net $0.4 million decrease in other spending. There was no deferred stock-based compensation expense in the first nine months of 2002.

Selling, General, and Administrative Expenses

     Selling, general, and administrative expenses of $4.7 million in the third quarter of 2003 were $0.5 million higher compared to the $4.2 million incurred in the third quarter of 2002. Higher support and other costs of $0.4 million, and higher deferred stock-based compensation expense of $0.1 million, accounted for the increase. There was no deferred stock-based compensation expense in the third quarter of 2002.

     Selling, general, and administrative expenses of $13.3 million in the first nine months of 2003 were $0.8 million higher than the $12.5 million incurred in the first nine months of 2002. The year-over-year increase reflected higher deferred stock-based compensation expense of $0.8 million and higher support and other costs of $1.9 million, offset by a $1.9 million decrease in bonus expense. There was no deferred stock-based compensation expense in the first nine months of 2002.

Gain on Disposal of Assets

     In the third quarter of 2003, we realized a $0.8 million gain on the disposal of idle manufacturing equipment. For the first nine months of 2003, we realized a gain of $1.5 million on the disposal of idle manufacturing equipment, and a net gain of $0.4 million on the sale of other miscellaneous assets.

     In the third quarter of 2002, we realized a gain of $0.1 million gain on the disposal of other miscellaneous equipment sales. For the first nine months of 2002, we realized a gain of $2.4 million on the disposal of idle manufacturing equipment, and a net loss of $0.2 million on the sale of other miscellaneous assets.

In-Process Research and Development

     In accordance with fresh-start reporting as of June 30, 2002, we recorded an intangible asset for in-process research and development costs of $6.8 million. The entire amount was expensed in the third quarter of 2002. See Note 7.

Interest Income and Interest Expense

     Interest income was $0.1 million in each of the first three quarters of 2003 and 2002.

     Total cash and cash equivalents were $47.7 million at the end of the third quarter of 2003, and $18.0 million at the end of the third quarter of 2002.

     We recorded $3.4 million of interest expense in the third quarter of 2003 and $ 10.1 million in the first nine months of 2003. In the third quarter of 2002, we recorded $3.2 million in interest expense. No interest expense was recorded in the first half of 2002, as interest expense was suspended while the Company was in chapter 11. Interest expense represented interest on the Company’s debt issued on emergence from chapter 11.

Other Income, Net

     Other income, net in the third quarter of 2003 was less than $0.1 million. Other income, net in the third quarter of 2002 was $2.1 million, and primarily reflected a $2.2 million property tax refund related to the former HMT Technology Corporation properties.

     Other income, net in the first nine months of 2003 was $0.3 million, and primarily reflected a property tax refund. Other income, net in the first nine months of 2002 was $399.1 million, and primarily reflected income of $379.0 million associated with the debt extinguishment and other liabilities subject to compromise as of June 30, 2002, income of $17.3 million to revalue our assets and liabilities at June 30, 2002 to fair value as prescribed by fresh-start reporting under SOP 90-7, a $2.2 million property tax refund, and $0.6 million of other miscellaneous income items.

Reorganization Costs, Net

     No reorganization costs were recorded in the first nine months of 2003, compared to $6.5 million in the first nine months of 2002. Reorganization costs in the first nine month of 2002 primarily reflected professional fees related to the chapter 11 bankruptcy proceeding, and a $5.0 million adjustment associated with a chapter 11-related creditor claim. We do not anticipate incurring any further reorganization costs.

Income Taxes

     In the third quarter of 2003, we received approval from the Malaysian Ministry of Finance, for the exemption of withholding tax on royalty payments made by our Malaysian operations to our subsidiary in the Netherlands. The exemption is for a period of five years effective retroactively from January 2002 through December 2006. As a result, we recorded an income tax benefit of $2.5 million in the third quarter of 2003 related to withholding taxes we previously accrued which are no longer payable. The third quarter of 2003 income tax provision without the $2.5 million tax benefit was less than $0.1 million. For the first nine months of 2003, we recorded an income tax benefit of $0.6 million, which includes the $2.5 million tax benefit described above, net of $1.9 million of foreign withholding taxes and foreign income taxes.

     Our income tax provisions of $0.3 million for the third quarter of 2002, and $1.0 million for the first nine months 2002, represented foreign income taxes and foreign withholding taxes on royalty and interest payments.

     Our wholly-owned thin-film media operation, KMS, received an eight-year extension of its tax holiday, which expired in June 2003, for its first plant site. The additional extension extends the tax holiday through June 2011. KMS has also been granted additional tax holidays for its second and third plant sites in Malaysia. These tax holidays are effective through December 2006 and 2008, respectively.

     Due to the tax holidays and the exemption of withholding tax on royalty payments, we expect our tax provision in the remainder of 2003 and fiscal 2004 to be minimal.

Minority Interest/Equity Interest in Net Loss of Related Companies

     Our minority interest in Kobe USA’s 20% share of KMT’s net income in the third quarter and first six months of 2002 was less than $0.1 million. KMT ceased operations in the third quarter of 2002.

     In the third quarter and first six months of 2002, we recorded zero and $2.4 million losses, respectively, as our equity share in the net loss of Chahaya, a former equity investment. Chahaya ceased operations in the fourth quarter of 2002. We currently have no minority or equity interests in related companies.

Cumulative Effect of Change in Accounting Principle

     We adopted SFAS No. 142 and recorded the effects of adoption in June 2002 on a cumulative effect basis as of the first day of the 2002 fiscal year.

     In accordance with SFAS No. 142, we were required to perform a transitional impairment analysis of our goodwill. The transitional impairment loss of $47.5 million was recognized in the first quarter of 2002 as the cumulative effect of a change in accounting principle in our condensed consolidated statement of operations.

Critical Accounting Policies

     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates if our assumptions are incorrect. We believe that the following discussion addresses our most critical accounting policies. These policies are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

     From December 29, 2002 to September 28, 2003, our allowance for sales returns increased by $0.4 million. The increase primarily reflects current estimates of expected returns in the fourth quarter of 2003.

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

Liquidity and Capital Resources

     Cash and cash equivalents of $47.7 million at the end of the third quarter of 2003 increased by $24.1 million from the end of the 2002 fiscal year. The increase primarily reflected a $42.0 million increase resulting from consolidated operating activities and $1.9 million in proceeds from the sale of assets, offset by $14.7 million of spending on property, plant, and equipment, and $5.3 million in debt repayments.

     Consolidated operating activities generated $42.0 million in cash in the first nine months of 2003. The primary components of this change include the following:

•	net income of $19.6 million, net of non-cash depreciation and amortization of property, plant and equipment of $30.0 million, $5.0 million of non-cash interest expense, $2.8 million of non-cash amortization of intangible assets, and $1.7 million of amortization of deferred stock-based compensation, less a $1.9 million gain on asset disposals;

•	an accounts receivable increase of $15.4 million primarily due to increased sales in the last month of the third quarter of 2003 compared to the last month of the fourth quarter of 2002;

•	a prepaid expense increase of $0.6 million primarily due to insurance premium renewals;

•	an inventory increase of $6.5 million for certain key materials and finished unit inventory to support fourth quarter 2003 sales;

•	an accounts payable increase of $1.8 million related to the inventory increase; and

•	an accrued expenses and other liabilities increase of $5.5 million, which primarily reflected higher salary and incentive compensation accruals.

     In the first nine months of 2003, we spent $14.7 million on equipment acquisitions to improve our manufacturing and research and development capabilities, and received $1.9 million in proceeds from the sale of idle manufacturing equipment. Sales of idle manufacturing equipment varies from quarter to quarter. We also repaid $5.3 million of debt.

     Current non-cancelable capital commitments as of September 28, 2003 totaled $9.6 million. For the remainder of 2003, we plan to spend approximately $12.0 million on property, plant, and equipment for projects designed to improve yield and productivity, as well as to improve equipment capability for the manufacture of advanced products.

     We lease our research and administrative facility in San Jose, California under an operating lease. We also lease and sublease another building in San Jose. Both of these leases expire in 2007, and have renewal options for five years. We also lease a building, which we no longer occupy, in Santa Rosa, California. This lease expires in April 2004. We have no capital leases.

     At September 28, 2003, the future minimum commitments for non-cancelable operating facility leases, equipment leases, and a facility sublease are as follows (in thousands):

	Minimum
	Lease	Sublease
	Payments	Payments

Remainder of 2003	$1,013	$376
2004	3,925	1,539
2005	3,456	1,585
2006	3,331	1,633
2007	403	414

	$12,128	$5,547

     We have a revolving credit facility (the Exit Facility) that we entered into on June 30, 2002 simultaneously with our emergence from bankruptcy that initially allowed for advances of up to $15.0 million, with a $3.0 million letter of credit sub-facility. Due to the sale of our Fremont, California property, available credit under the Exit Facility is currently limited to approximately $1.9 million. The Exit Facility expires June 30, 2005. As of September 28, 2003, there were no borrowings under the Exit Facility and we currently have no intention to make any future borrowings under the Exit Facility.

     In addition to the Exit Facility (discussed above), on September 28, 2003, we had outstanding $80.3 million of cash pay notes and $50.5 million of paid-in-kind (PIK) notes (Senior Notes), $8.1 million of subordinated PIK notes (Junior Notes), and $0.9 million of secured and unsecured promissory notes.

     As of September 28, 2003, the future minimum principal payments due under these debt agreements are as follows (in thousands):

Minimum
Principal
Payments

Remainder of 2003	$5,102
2004	20,247
2005	20,259
2006	20,271
2007	73,854
2008	108

$139,841

     Our debt agreements contain affirmative, negative and financial covenants binding on us and our subsidiaries. The negative covenants include restrictions on our ability to incur indebtedness and make guarantees, grant liens, sell assets, declare dividends, make investments, and make capital expenditures. Financial covenants include the maintenance of minimum adjusted tangible net worth, minimum adjusted working capital and a total cash debt service coverage ratio.

     On October 1, 2003, we completed the sale of our idle Fremont, California land and buildings. The land and buildings were acquired through the merger with HMT Technology Corporation in October 2000 and had been idle and held for sale since 2001. The net proceeds from the sale of the land and buildings were approximately $24.0 million, resulting in a gain of approximately $1.0 million. The sale will be recorded in the fourth quarter of 2003. On October 21, 2003, we used approximately 50% of the net proceeds, $12.1 million, to pay down our debt as required under the terms of our Senior Notes Indenture due in 2007. Additionally, we made a required principal payment of $5.0 million on the Senior Notes on October 15, 2003.

     Further, we received consent from a majority of the holders of the Senior Notes and the lender under the Exit Facility to redeem in full the Junior Notes for approximately $8.2 million. As such, as of October 30, 2003, we have called for the full redemption of the Junior Notes at a total cost of approximately $8.2 million for outstanding principal and accrued interest. The Junior Notes will be redeemed on December 2, 2003. Further, we received consent from a majority of holders of Senior Notes and the lender under the Exit Facility to increase the covenant on capital expenditures for 2003.

     On October 7, 2003, we announced an expanded business relationship with Maxtor, which includes specific dedicated media production capacity including a capacity expansion effort, a five-year supply agreement and the naming of Komag as a strategic external media supplier of Maxtor.

RISK FACTORS

      These risks and uncertainties are not the only ones facing our company. Additional risks and uncertainties that we are unaware of or currently deem immaterial may also become important factors that may harm our business. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our stock could decline, and you may lose part or all of your investment. Further, this prospectus contains forward-looking statements and actual results may differ significantly from the results contemplated by our forward-looking statements.

Risks Related to Our Business

We have a history of operating losses and recently emerged from chapter 11 bankruptcy. Despite our recent profitability during each of our three most recent fiscal quarters, we cannot assure you that we will be able to maintain or grow profits in the future.

      We have experienced substantial operating losses during the past five fiscal years. Prior to reporting positive net income in each of our three most recent quarters ending September 28, 2003, our last profitable quarter, excluding one-time credits, was the fourth quarter of 1997. We recorded a net loss $68.1 million during the fiscal year ended December 31, 2000, a net loss of $296.4 million during the fiscal year ended December 30, 2001 and a net profit of $270.5 million for the fiscal year ended December 29, 2002, largely because of a gain of $396.4 million for extinguishment of indebtedness and revaluation of assets and liabilities for fresh-start reporting. In August 2001, after defaulting on our debt obligations, we filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code. We emerged from chapter 11 bankruptcy on June 30, 2002. Due to the factors discussed below in this Risk Factors section, including the very competitive, capital intensive and historically cyclical nature of the disk and disk drive markets upon which our business is dependent, we cannot assure you that we will be able to sustain or grow our recent profitability.

Downturns in the disk drive manufacturing market and related markets may decrease our revenues and margins.

      The market for our products depends on economic conditions affecting the disk drive manufacturing and related markets, particularly the desktop personal computer market. We believe that a substantial majority of our finished unit sales were incorporated into disk drives manufactured by our customers for the desktop personal computer market. Because of this concentration in a single market, which we expect to continue, our business is tightly linked to the success of the personal computer market. The personal computer market has historically been seasonal and cyclical and has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for disks and pricing pressures. The effect of these cycles on suppliers, including disk manufacturers, has been magnified by disk drive manufacturers’ practice of ordering components, including disks, in excess of their needs during periods of rapid growth, which increases the severity of the drop in the demand for components during periods of reduced growth or contraction. Accordingly, downturns in the desktop personal computer market may cause disk drive manufacturers to delay or cancel projects, reduce their production or reduce or cancel orders for our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, and pricing pressures, causing us to realize lower revenues and margins.

If our production capacity is underutilized, our gross margin will be adversely effected and we could sustain significant losses.

      Our business is characterized by high fixed overhead costs including expensive plant facilities and production equipment. Our per unit costs and our gross margin are significantly affected by the number of units we produce and the amount of our production capacity that we utilize. Our production capacity is currently approximately 18 million to 20 million disks per quarter. We recently announced that we will increase our production capacity by approximately 10% to 20% over the next three fiscal quarters by utilizing our existing facilities, which minimizes capital outlays. If we underutilize our production capacity for any reason including lack of customer demand or cancellation or delay of customer orders, we could experience significantly higher unit production costs, lower margins and potentially significant losses. Underutilization of our production capacity could also result in equipment write-offs, restructuring charges and employee layoffs. For example, from our 1997 fiscal year to the third quarter of our 2002 fiscal year, our gross margin was severely adversely affected by our underutilization of our capacity. If our production capacity is underutilized for any reason, our financial results and our business would be severely harmed.

If future demand for our products exceeds the production capability of our existing facilities, we may be required to invest significant capital expenditures to increase capacity or else risk losing market share.

      We believe we have a limited capability to further expand our production capacity using our existing facilities to meet incremental increases in future demand for our disk products. If demand for our products were to significantly exceed these capacity levels, we may not be able to satisfy this increased demand. To increase our production capacity to meet significant increases in demand for our disks, we would be required to expand our existing facilities, construct new facilities or acquire entities with additional production capacities. These alternatives would require significant capital investments by us and would require us to seek additional equity or debt financing. There can be no assurance that such financing would be available to us when needed on acceptable terms, or at all. If we were unable to expand capacity on a timely basis to meet increases in demand, we could lose market opportunities for sales and our market share could decline. Further, we cannot assure you that the increased demand for our disk products would continue for a sufficient period of time to recoup our capital investments associated with increasing our production capacity.

We receive a large percentage of our net sales from only a few disk drive manufacturer customers, the loss of any of which would adversely affect our sales.

      Our customers are disk drive manufacturers. A relatively small number of disk drive manufacturers dominate the disk drive market. According to IDC, four of these manufacturers accounted for over 82% of disk drive sales during the second quarter of 2003. Accordingly, we expect that the success of our business will continue to depend on a limited number of customers who have comparatively strong bargaining power in negotiating contracts with us.

      In the first three fiscal quarters of 2003, 41% of our net sales were to Western Digital, 36% were to Maxtor and 15% were to HGST. During fiscal 2002, 61% of our net sales were to Western Digital and 30% were to Maxtor. During fiscal 2001, 59% of our net sales were to Western Digital and 27% were to Maxtor. If any one of our significant customers were to reduce their disk requirements or develop or expand capacity to produce disks for internal use and we are unable to replace these orders with sales to new customers, our sales would be reduced and, our business would suffer.

Internal disk operations of disk drive manufacturers may adversely affect our ability to sell our disk products.

      Disk drive manufacturers such as HGST, Maxtor and Seagate have large internal thin-film media manufacturing operations and are able to produce a substantial percentage of their disk requirements. We compete directly with these internal operations when we market our products to these disk drive companies, and indirectly when we sell our disks to customers who must compete with vertically-integrated disk drive manufacturers. Vertically-integrated companies have the opportunity to keep their disk-making operations fully utilized, thus lowering their costs of production. This cost advantage contributes to the pressure on us and other independent disk manufacturers to sell disks at lower prices and can severely affect our profitability. Vertically-integrated companies are also able to achieve a large manufacturing scale that supports the development resources necessary to advance technology rapidly. We may not have sufficient resources or manufacturing scale to be able to compete effectively with these companies as to production costs or technology development.

If we are unable to perform successfully in the highly competitive and increasingly concentrated disk industry, we may not be able to maintain or gain additional market share, and our operating results would be harmed.

      The market for our products is highly competitive, and we expect competition to continue in the future. Competitors in the thin-film media industry fall mainly into two groups: Asian-based independent disk manufacturers and captive disk manufacturers. Our major Asian-based independent competitors include Fuji Electric, Hoya, Showa Denko and Trace Storage. The captive disk manufacturers who produce thin-film media internally for their own use include HGST, Maxtor and Seagate. In late 2002, IBM entered into a joint venture with Hitachi. The joint venture, named Hitachi Global Storage Technologies, or HGST, includes Hitachi’s and IBM’s disk drive operations and a portion of IBM’s thin-film media operations, and evidences the increasing concentration and economies of scale in our industry. Many of these competitors have greater financial resources and less debt than we have, which could allow them to adjust to fluctuating market conditions better than us. Further, they may have greater technical and manufacturing resources, more extensive name recognition, more marketing power, a broader array of product lines and preferred vendor status. To the extent our competitors continue to consolidate and achieve greater economies of scale, we will face additional competitive challenges. If we are not able to compete successfully in the future, we would not be able to gain additional market share for our products, or we may lose our existing market share, and our operating results could be harmed.

Price competition may force us to lower our prices, causing our net sales and gross margin to suffer.

      We face significant price competition in the disk industry. High levels of competition have historically put downward pressure on prices per unit. Additionally, the average selling price of disks and disk drives rapidly declines over their commercial life as a result of technological enhancements, productivity improvements and industry supply increases. We may be forced to lower our prices or add new products and features at lower prices to remain competitive, and we may otherwise be unable to introduce new products at higher prices. We cannot assure you that we will be able to compete successfully in this kind of price competitive environment. Lower prices would reduce our ability to generate sales, and our gross margin would suffer. If we fail to mitigate the effect of these pressures through reducing the cost of our products or changing our product mix, our net sales and gross margin could be adversely affected.

      Price declines are also affected by any imbalances between demand and supply. For most of 2002, as in the several years prior, disk supply exceeded demand. As independent suppliers like us struggled to utilize their capacity, the excess disk supply caused average selling prices for disks to decline. Pricing pressure on component suppliers was also compounded by high consumer demand for inexpensive personal computers and consumer devices. In the fourth quarter of 2002 and the first three quarters of 2003, disk prices began to stabilize, but there is no certainty that this trend will continue. These supply and demand factors and industry-wide competition could adjust again and force disk prices down, which would put pressure on our gross margin.

Because our products require a lengthy sales cycle with no assurance of high volume sales, we may expend significant financial and other resources without a return.

      With short product life cycles and the rapid technological change experienced in the disk drive industry, we must frequently qualify new products with our disk drive manufacturing customers, based on criteria such as quality, storage capacity, performance, and price. Qualifying disks for incorporation into new disk drive products requires us to work extensively with the customer and the customer’s other suppliers to meet product specifications. Therefore, customers often require a significant number of product presentations and demonstrations, as well as substantial interaction with our senior management, before making a purchasing decision. Accordingly, our products typically have a lengthy sales cycle, which can range from six to twelve months or longer. During this time, we may expend substantial financial resources and management time and effort, while having no assurances that a sale will result, or that disk drive programs ultimately will result in high-volume production. To the extent we expend significant resources to qualify products without realizing sales, our operations will suffer.

If our customers cancel orders, our sales could suffer and we are generally not entitled to receive cancellation penalties to offset the loss of sales revenue.

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

Because we depend on a limited number of suppliers, if our suppliers experience capacity constraints or production failures, our production, operating results and growth potential could be harmed.

      We rely on a limited number of suppliers for some of the materials and equipment used in our manufacturing processes, including aluminum blanks, aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. For example, Kobe Steel, Ltd. is our sole supplier of aluminum blanks, a fundamental component in producing our disks. We also rely on OMG Fidelity, Inc. and Heraeus Incorporated for supplies of nickel plating solutions and sputtering target materials, respectively. The supplier base has been weakened by the poor financial condition of the industry in recent years, and some suppliers have exited the business. Our production capacity would be limited if one or more of these materials were to become unavailable or available in reduced quantities, or if we were unable to find alternative suppliers. For example, due to the significant growth in demand for our disk products in the fourth quarter of 2002, our sales were smaller during the quarter than the available market opportunity due to our inability to acquire additional aluminum substrates. If our sources of materials and supplies were limited or unavailable for a significant period of time, our production, operating results and ability to grow our business could be adversely affected.

Disk drive program life cycles are short, and disk drive programs are highly customized. If we fail to respond to our customers’ demanding requirements, we will not be able to compete effectively.

      The disk industry has experienced rapid technological change, and if we are unable to anticipate and develop products and production technologies on a timely basis, our competitive position could be harmed. In general, the life cycles of disk drive programs are short. For example, between approximately 1999 and 2002, areal density rose dramatically on an annual basis. Additionally, disks must be more customized to each disk drive program. Short program life cycles and customization have increased the risk of product obsolescence, and as a result, supply chain management, including just-in-time delivery, has become a standard industry practice. In order to sustain customer relationships and sustain profitability, we must be able to develop new products and technologies in a timely fashion that can help customers reduce their time-to-market performance, and continue to maintain operational excellence that supports high-volume manufacturing ramps and tight inventory management throughout the supply chain. Accordingly, we have invested and intend to continue to invest heavily in our research and development program. If we cannot respond to this rapidly changing environment or fail to meet our customers’ demanding product and qualification requirements, we will not be able to compete effectively. As a result, we would not be able to maximize the use of our production facilities and our profitability would be negatively impacted.

If we do not keep pace with the rapid technological change in the disk drive industry, we will not be able to compete effectively, and our operating results could suffer.

      Our products primarily serve the 3 1/2-inch disk drive market where product performance, consistent quality, price and availability are of great competitive importance. To succeed in an industry characterized by rapid technological developments, we must continuously advance our disk technology at a pace consistent with, or faster than, the pace at which our competitors are advancing their disk technology.

      Advances in disk drive technology require continually lower flying heights and higher areal density. Until recently, areal density was roughly doubling from year-to-year and even today continues to increase rapidly, requiring significant improvement in every aspect of disk design. These advances require substantial on-going process and technology development. New process technologies, including synthetic anti-ferromagnetic, or SAF and perpendicular recording media, or PMR, must support cost-effective, high-volume production of disks that meet these ever-advancing customer requirements for enhanced magnetic recording performance. We may not be able to develop and implement these technologies in a timely manner in order to compete effectively against our competitors’ products or entirely new data storage technologies. In addition, we must transfer our technology from our U.S.-based research and development center to our Malaysian manufacturing operations. If we cannot advance our process technologies or do not successfully implement those advanced technologies in our Malaysian operations, or if technologies that we have chosen not to develop prove to be viable competitive alternatives, we would not be able to compete effectively. As a result, we would lose market share and face increased price competition from other manufacturers, and our operating results would suffer.

If we fail to improve the quality of, and control contamination in our manufacturing processes, we will lose our ability to remain competitive.

      The manufacture of our products requires a tightly-controlled, multi-stage process, and the use of high-quality materials. Efficient production of our products requires utilization of advanced manufacturing techniques and clean room facilities. Disk fabrication occurs in a highly controlled, clean environment to minimize particles and other yield- and quality-limiting contaminants. In spite of stringent manufacturing controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of the disks in a lot to be defective. The success of our manufacturing operations depends, in part, on our ability to maintain process control and minimize such impurities in order to maximize yield of acceptable high-quality disks. Minor variations from specifications could have a disproportionately adverse impact on our manufacturing yields. If we are not able to continue to improve on our manufacturing processes or maintain stringent quality controls, or if contamination problems arise, we will not remain competitive, and our operating results would be harmed.

All of our manufacturing operations have been consolidated in Malaysia and our foreign operations and international sales subject us to additional risks inherent in doing business on an international level that make it more costly or difficult to conduct our business.

      As a result of our consolidation of manufacturing operations in Malaysia, technology developed at our U.S.-based research and development center must now be first implemented for high-volume production at our Malaysian facilities without the benefit of being implemented at a U.S. factory. Therefore, we rely heavily on electronic communications between our U.S. headquarters and our Malaysian facilities to transfer specifications and procedures, diagnose operational issues and meet customer requirements. If our operations in Malaysia or overseas communications are disrupted for a prolonged period for any reason, including a failure in electronic communications with our U.S. operations, the manufacture and shipment of our products would be delayed, and our results of operations would suffer.

      Furthermore, our ability to transfer funds from our Malaysian operations to the United States is subject to Malaysian rules and regulations. In 1999, the Malaysian government repealed a regulation that restricted the amount of dividends that a Malaysian company may pay to its stockholders. If not repealed, this regulation would have potentially limited our ability to transfer funds to the United States from our Malaysian operations. If similar regulations are enacted in the future, we may not be able to finance our U.S.-based research and development and/or repay our U.S. debt obligations.

      We are subject to a number of risks of conducting business outside of the United States. Our sales to customers in Asia, including the foreign subsidiaries of domestic disk drive companies, account for substantially all of our net sales. Further, while customers assemble a substantial portion of their disk drives in Asia, they subsequently sell these products throughout the world. Therefore, our high concentration of Asian sales does not accurately reflect the eventual point of consumption of the assembled disk drives. We anticipate that international sales will continue to represent the majority of our net sales, and as a result the success of our business is subject to factors affecting global markets generally.

      We are subject to these risks to a greater extent than most companies because, in addition to selling our products outside the United States, our Malaysian operations account for substantially all of our net sales. Accordingly, our operating results are subject to the risks inherent with international operations, including, but not limited to:

•	compliance with changing legal and regulatory requirements of foreign jurisdictions;

•	fluctuations in tariffs or other trade barriers;

•	foreign currency exchange rate fluctuations, since certain costs of our foreign manufacturing and marketing operations are incurred in foreign currency, including purchase of certain operating supplies and production equipment from Japanese suppliers in Yen-denominated transactions;

•	difficulties in staffing and managing foreign operations;

•	political, social and economic instability;

•	increased exposure to threats and acts of terrorism;

•	exposure to taxes in multiple jurisdictions;

•	local infrastructure problems or failures including but not limited to loss of power and water supply; and

•	transportation delays and interruptions.

If we are not able to attract and retain key personnel, our operations could be harmed.

      Our future success depends on the continued service of our executive officers, our highly-skilled research, development and engineering team, our manufacturing team and our key administrative, sales and marketing and support personnel. Acquiring talented personnel who possess the advanced skills we require has been difficult. Our bankruptcy filing and our financial performance in prior years increased the difficulty of attracting and retaining skilled engineers and other knowledgeable workers. Even though we have emerged from bankruptcy, we may have difficulty attracting and retaining key personnel. We may not be able to attract, assimilate or retain highly-qualified personnel to maintain the capabilities that are necessary to compete effectively. Further, we do not have key person life insurance on any of our key personnel. If we are unable to retain existing or hire key personnel, our business, financial condition and operating results could be harmed.

If we do not protect our patents and other intellectual property rights, our revenues could suffer.

      It is commonplace to protect technology through patents and other forms of intellectual property rights in technically sophisticated fields. In the disk and disk drive industries, companies and individuals have initiated actions against others in the industry to enforce intellectual property rights. Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets and other measures, we may not be able to adequately protect our technology. In addition, we may not be able to discover significant infringements of our technology or successfully enforce our rights to our technology if we discover infringing uses by others, and such infringements could have a negative impact on our ability to compete effectively. Competitors may be able to develop similar technology and also may have or may develop intellectual property rights and enforce those rights to prevent us from using such technologies, or demand royalty payments from us in return for using such technologies. Either of these events may affect our production, which could materially reduce our revenues and harm our operating results.

We may face intellectual property infringement claims that are costly to resolve, may divert our management’s attention, and may negatively impact our operations.

      We have occasionally received, and may receive in the future, communications from third parties that assert violation of intellectual property rights alleged to cover certain of our products or manufacturing processes or equipment. We evaluate on a case-by-case basis whether it would be necessary to defend against such claims or to seek licenses to the rights referred to in such communications. In certain cases, we may not be able to negotiate necessary licenses on commercially reasonable terms, or at all. Also, if we have to defend such claims, we could incur significant expenses and our management’s attention could be diverted from our core business. Further, we may not be able to anticipate claims by others that we infringe on their technology or successfully defend ourselves against such claims. Any litigation resulting from such claims could have a material adverse effect on our business and financial results.

Historical quarterly results may not accurately predict our performance due to a number of uncertainties and market factors, and as a result it is difficult to predict our future results.

      Our operating results historically have fluctuated significantly on both a quarterly and annual basis. Additionally, as a result of our emergence from bankruptcy on June 30, 2002, we are operating our business with a new capital structure and have been subject to the fresh-start reporting prescribed by generally accepted accounting principles. Our balance sheet beginning as of June 30, 2002 reflects the application of these rules. As a result, our operating results in any quarter may not reflect our future performance, particularly because our financial condition and results of operations are not comparable to those in our historical financial statements ended prior to June 30, 2002. We believe that our future operating results will continue to be subject to quarterly variations based on a wide variety of factors, including:

•	timing of significant orders, or order cancellations;

•	changes in our product mix and average selling prices;

•	modified, adjusted or rescheduled shipments;

•	availability of disks versus demand for disks;

•	the cyclical nature of the disk drive industry;

•	our ability to develop and implement new manufacturing process technologies;

•	increases in our production and engineering costs associated with initial design and production of new product programs;

•	the ability of our process equipment to meet more stringent future product requirements;

•	our ability to introduce new products that achieve cost-effective high-volume production in a timely manner, timing of product announcements, and market acceptance of new products;

•	the availability of our production capacity, and the extent to which we can use that capacity;

•	changes in our manufacturing efficiencies, in particular product yields and input costs for direct materials, operating supplies and other running costs;

•	prolonged disruptions of operations at any of our facilities for any reason;

•	changes in the cost of or limitations on availability of labor; and

•	structural changes within the disk industry, including combinations, failures, and joint venture arrangements.

      We cannot forecast with certainty the impact of these and other factors on our revenues and operating results in any future period. Our expense levels are based, in part, on expectations as to future revenues. If our revenue levels are below expectations, our operating results are likely to suffer.

Given our reliance on manufacturing facilities and suppliers in Asia, another outbreak of SARS may negatively impact our operating results.

      If there is another outbreak of severe acute respiratory syndrome (SARS) as occurred at the end of 2002 in China, Hong Kong, Singapore, and Vietnam, such an outbreak, or the fear of such an outbreak, could have a negative impact on our operations. Our normal operating processes could be hindered by a number of SARS-related factors, including, but not limited to:

•	disruptions in our manufacturing facilities in Malaysia;

•	disruptions at our third-party suppliers located in China or other affected countries;

•	disruptions in our customers’ operations in Singapore, Malaysia or other affected countries;

•	reduced travel between our U.S.-based research and development facility and our Malaysian manufacturing locations; and

•	reduced travel between ourselves, customers, and suppliers.

      If another outbreak occurs or spreads to other areas, our sales and operating results could be harmed.

If we make unprofitable acquisitions or are unable to successfully integrate future acquisitions, our business could suffer.

      We have in the past and from time to time in the future may acquire businesses, products or technologies that we believe complement or expand our existing business. For example, in 2000, we acquired HMT Technology Corporation, another disk manufacturer. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•	diversion of management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with in-process research and development;

•	difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•	initial dependence on unfamiliar supply chains or relatively small supply partners;

•	insufficient revenues to offset increased expenses associated with acquisitions; and

•	the potential loss of key employees of the acquired companies.

      Acquisitions may also cause us to:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	assume liabilities;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs; or

•	become subject to litigation.

      Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that any future acquisitions by us will be successful and will not materially adversely affect our business, operating results or financial condition. The failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Even if an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to products or the integration of the company into our company.

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

Risks Related to Our Indebtedness

We continue to be leveraged and our debt service requirements will continue to make us vulnerable to economic downturn and impose restrictions on our operations.

      Our long-term debt and short-term debt was $139.8 million as of September 28, 2003. As of October 30, 2003, we reduced our debt balance to approximately $122.8 million and announced the full redemption of approximately $8.2 million of our existing paid-in-kind Junior Notes. Our debt service obligations may require us to use a substantial portion of our cash flow from operations to meet our obligations, thereby reducing the availability of cash flow to fund our business. Our debt service obligations could limit our flexibility in planning for or reacting to changes in our industry, and could limit our ability to borrow more money for operations and implement our business strategy in the future. In addition, our leverage may restrict our ability to obtain additional financing in the future. We will continue to be more leveraged than some of our competitors, which may place us at a competitive disadvantage because our interest and debt repayment requirements makes us more susceptible to downturns in our business. To the extent we do not refinance in full our outstanding debt, the debt covenants under the Senior Notes will continue to impose operating and financial restrictions on us. These covenants under the Senior Notes could adversely affect our ability to finance future operations, potential acquisitions or capital needs or to engage in other business activities that may be in our interest. In addition, if we cannot achieve the financial results necessary to maintain compliance with these covenants, we could be declared in default and be required to sell or liquidate our assets to repay outstanding debt.

Because of our debt obligations, in the event of a dissolution, equity holders would be unlikely to receive distributions.

      We currently intend to repay all of our current indebtedness and retire our revolving credit facility, or Exit Facility, that we entered into on June 30, 2002, with the proceeds of an offering by the Company of approximately 3,000,000 shares of common stock and an offering of $70.0 million of Convertible Subordinated Notes. However, there can be no assurance either offering will close successfully (neither offer is contingent on the other) or that the offerings will provide sufficient proceeds to repay all of our existing debt. We have no balance outstanding under the Exit Facility and only limited ability to make a draw under the Exit Facility at this time. To the extent we do not refinance in full our outstanding debt, or retire the Exit Facility, our cash pay and paid-in-kind Senior Notes are subordinated in right of payment to the Exit Facility. As a result of such subordination, in the event of an acceleration of our debt for any reason, including our liquidation or insolvency, or a payment or covenant default, our assets will be available to pay obligations on the Senior Notes and any new Convertible Subordinated Notes only after the Exit Facility is paid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Senior Notes and any new Convertible Subordinated Notes. In the event of liquidation or insolvency, holders of equity securities would receive a distribution only after payment in full to each of the Exit Facility or the Senior Notes and any new Convertible Subordinated Notes, and other creditors, and there may be no proceeds to distribute to equity holders at such time.

Our holding company structure makes us dependent on cash flow from our subsidiaries to meet our obligations.

      Most of our operations are conducted through, and most of our assets are held by, our subsidiaries. Therefore, we are dependent on the cash flow of our subsidiaries to meet our debt obligations. Our subsidiaries are separate legal entities that have no obligation to pay any amounts due under the Senior Notes (to the extent the Senior Notes are not fully redeemed) or the new Convertible Subordinated Notes, or to make any funds available therefor, whether by dividends, loans or other payments. Our subsidiaries have not guaranteed the payment of the Senior Notes or the new Convertible Subordinated Notes. The covenants in the Senior Notes require that we hold no more than $12.0 million in cash outside of the United States. Except to the extent we may ourself be a creditor with recognized claims against our subsidiaries, subject to any limitations contained in our other debt agreements, all claims of creditors and holders of preferred stock, if any, of our subsidiaries will have priority with respect to the assets of such subsidiaries over the claims of our creditors, including holders of the Senior Notes or the lenders under the Exit Facility.

The assets of our subsidiaries may not be available to make payments on our debt obligations.

      Neither the Senior Notes nor the new Convertible Subordinated Notes have been guaranteed by our subsidiaries, and payments on the Senior Notes and the new Convertible Subordinated Notes are required to be made only by us. We may not have direct access to the assets of our subsidiaries unless these assets are transferred by dividend or otherwise to us. The ability of our subsidiaries to pay dividends or otherwise transfer assets to us is subject to various restrictions, including restrictions under other agreements to which we are a party under applicable law.

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

     A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, a large portion of our payroll, certain operating expenses, and capital purchases are transacted in other currencies, primarily Malaysian ringgit. Since late 1998, the ringgit has been pegged at a conversion rate of 3.8 Malaysian ringgit to the U.S. dollar. If the pegging is lifted in the future, we will evaluate whether or not we will enter any hedging contracts for the Malaysian ringgit. Expenses recorded in Malaysian ringgit in the first nine months of 2003 totaled approximately $37.3 million.

     We have $80.3 million in cash pay Senior Secured Notes outstanding which bear interest at the prime rate plus 3% (such rate not to be less than 8% per annum) and mature in June 2007. A hypothetical 100 basis point increase in interest rates would result in approximately $0.8 million of additional interest expense each year.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer have designed and evaluated our disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, pursuant to Rules 13a — 15 (e) and 15d — 15(e) of the Securities Exchange Act of 1934 for the period covered on this Quarterly Report on Form 10-Q, and have determined that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our filings under periodic Securities and Exchange Commission filings is gathered, analyzed, and disclosed with adequate timeliness, accuracy, and completeness, based on an evaluation of such controls and procedures conducted as part of the end of the period covered by this report.

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

10.5.2 Letter dated August 6, 2003 from the Malaysian Industrial Development Authority addressed to Komag USA (Malaysia) Sdn. extending the “Pioneer Status” of the Company’s thin-film media venture in Malaysia.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

On July 22, 2003, the Company filed Form 8-K stating that it issued a press release announcing its financial results for the second quarter ended June 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOMAG, INCORPORATED
(Registrant)

DATE:	October 31, 2003	BY:	/s/ Thian Hoo Tan

Thian Hoo Tan
Chief Executive Officer

DATE:	October 31, 2003	BY:	/s/ Kathleen A. Bayless

Kathleen A. Bayless
Vice President, Chief Financial Officer

Exhibit Index

10.5.2	Letter dated August 6, 2003 from the Malaysian Industrial Development Authority addressed to Komag USA (Malaysia) Sdn. extending the “Pioneer Status” of the Company’s thin-film media venture in Malaysia.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002