Form 10-K
period 2003-12-28
KOMAG INC /DE/
filed 2004-03-08
CIK 813347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

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

Common Stock, $0.01 par value

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.     ☐

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act rule 12b-2).     Yes ☑          No ☐

          The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 23, 2004, was approximately $374,323,374 based on the closing sale price for shares of the Registrant’s Common Stock (as reported by the Nasdaq National Market for the last trading date prior to that date). On June 29, 2003, which was the business day of the Registrant’s most recently completed second quarter, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $74,292,450 based on the closing sale price of $11.99 for shares of the Registrant’s common stock as reported by the Nasdaq National Market. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          On February 23, 2004, 27,395,695 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

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

          Designated portions of the following document are incorporated by reference into this Report on Form 10-K where indicated:

          Komag, Incorporated Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2004, Part III.

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

General

      We design, manufacture and market thin-film media, or disks, that are incorporated into disk drives. We are the world’s largest independent manufacturer of thin-film media with a 35% market share of the total merchant disk supplier market and 16% of the overall disk market as of the fourth quarter of 2003 according to TrendFOCUS, a storage research firm. Due to our market leadership and significant research and development efforts, we have developed a deep understanding of market needs in the disk drive market and offer a broad portfolio of advanced solutions to address those needs. Our customers include many of the world’s largest disk drive manufacturers, including Hitachi Global Storage Technologies (HGST), Maxtor Corporation (Maxtor), and Western Digital Corporation (Western Digital).

      Disks such as the ones we manufacture are incorporated into disk drives, which are the primary storage medium for digital data. Technology advances have greatly increased the storage capacity of individual disks, lowering the per gigabyte (GB) cost of storage. The lower cost of storage has facilitated the adoption of disk drives into a broad range of new applications, providing new areas of market growth for disks and disk drives. High-volume, high-growth applications for disk drives include personal computers, enterprise storage systems, communications infrastructure and consumer electronics appliances. The increase in storage capacity used in existing and new applications is expected to generate increased demand for disk drives and higher demand for disks such as those we sell.

Industry Background

Disk Drive Market Growth

      Increasing demand for digital data storage and low-cost, high-performance disk drives has resulted in growing demand for thin-film disks. According to TrendFOCUS, the total storage capacity of all disk drives shipped grew by 91.3% on a compounded annual basis between 1997 and 2002, reaching 8.8 million terabytes shipped in 2002. There are 1,000 GB in a terabyte. According to IDC, the annual total storage capacity and number of units of all hard disk drives to be shipped between 2002 and 2007 are expected to grow at compounded annual rates of approximately 45.1% and 10.3%, respectively. We believe there are a number of key factors driving this demand, including:

•	increased demand for personal computers with high storage capacities driven by consumer multi-media, broadband and wireless applications, increased business usage and proliferation of computers in developing economies;

•	increased demand for enterprise storage driven by a broader deployment of applications which require significant storage capacity, such as enterprise software, data warehousing, data recovery, and data security operations;

•	increased demand for new consumer electronic applications which require significant digital data storage capability, including digital video and audio recorders, video game platforms, emerging high-definition television applications, and global positioning systems.

      Disk drives are the primary devices used for storing, managing, and protecting the digital data associated with most of these applications. According to TrendFOCUS, in the fourth quarter of 2003, four disk drive manufacturers — HGST, Maxtor, Seagate Technology (Seagate), and Western Digital — accounted for 84% of disk drive units shipped.

Disk Market

      Thin-film media, or disks, are enabling components in disk drives. The technical advances by disk suppliers, along with those of other component suppliers, have improved the performance and storage capacity of disk drives and dramatically lowered the cost per GB stored. Disk suppliers help drive technology innovation in disk drives by increasing storage capacities per square inch of disk surface, referred to as areal density, and improving reliability. For example, today’s areal densities allow for up to approximately 80 GB of storage per 3 1/2-inch disk. We expect that current technologies, including synthetic anti-ferromagnetically coupled layers, or SAF, will soon lead to increases in areal densities of up to approximately 160 GB of storage per 3 1/2-inch disk. We believe that other emerging technologies, including perpendicular magnetic recording media, or PMR, will further increase areal density.

      There are significant barriers to entry to the disk market. To succeed, we believe disk suppliers must have strong relationships with the leading disk drive manufacturers, the engineering expertise to enable technology leadership, the economies of scale to achieve efficient low-cost operations and meet customer timing and volume requirements.

      From 1990 through approximately 1996, the disk industry struggled to keep up with rapidly increasing demand. Beginning in 1995, many companies in the disk industry undertook aggressive expansion plans. In 1997, the widespread adoption of magneto-resistive (MR) head technology significantly increased areal densities, thereby allowing disk drive manufacturers to meet consumer demand for higher capacity by using fewer disks per drive. Despite increasing demand for disk drives during the period from 1997 through the third quarter of 2002, this lower disk-per-drive ratio resulted in relatively flat demand for disks during this period and substantial excess disk production capacity. The impact of excess capacity fell disproportionately on the independent disk manufacturers because disk drive manufacturers, such as International Business Machines Corp. (IBM), Maxtor and Seagate, chose to fill their internal disk production capacity before buying from independent disk manufacturers. As a result of these developments, much of the overcapacity in the disk industry was consolidated or taken out of service and most of the independent disk manufacturing was moved abroad and away from the largest disk purchasing companies located in the United States.

      Recently, we believe supply and demand in the disk market have come into balance. This is a result of improving end-market demand, rationalized disk manufacturing capacity and stabilization in the disk-per-drive ratio at approximately one to one. As the disk drive industry has continued to grow and demand for new products has accelerated, leading disk drive makers increasingly rely on independent disk suppliers for a broad range of products and to meet their growing disk requirements. We believe only a few independent disk suppliers remain that have the established customer relationships, technology and scale to meet the requirements of large disk drive manufacturers.

Competitive Strengths

      We are the world’s largest, and only U.S.-headquartered, independent supplier of disks. We believe that our leadership position is attributable to our ability to simultaneously drive technological advances and manufacture high-performance products at competitive prices. Our major competitive strengths include the following:

•	World’s Leading Independent Disk Supplier. We are the world’s largest independent manufacturer of thin-film media with a 35% market share of the total merchant disk supplier market and 16% of the overall disk market as of the fourth quarter of 2003 according to TrendFOCUS. Due to our market leadership and significant research and development efforts, we have developed a deep understanding of market needs in the disk drive market and offer a broad portfolio of advanced solutions to address those needs. Additionally, as a market leader, we believe the scale of our manufacturing and our technology development programs provide us with competitive advantages in maintaining and growing our market share.

•	Technology Leadership. We have been in the thin-film media business for over 20 years, during which time we have invested heavily in research and development. Our research and development team is comprised of over 350 people in the United States and Malaysia who are focused on developing next- generation products and efficient manufacturing processes. Recent examples of our success in technology innovation include being, we believe, the first independent merchant disk supplier to ship 80 GB disks and to transition to SAF media for certain 80 GB applications. Additionally, we believe we are currently a leader in developing next-generation technologies, such as perpendicular recording media (PMR) to allow us to stay at the forefront of technology development in the disk industry. We believe our research and development strategy allows us to design and manufacture high volumes of advanced disks for our customers.

•	Strong Relationships With Top-Tier Disk Drive Manufacturers. We have developed strong relationships with many of the leading disk drive manufacturers, including HGST, Maxtor, and Western Digital, which represented approximately 55% of global disk drive sales in the fourth quarter of 2003 according to TrendFOCUS. We have entered into production agreements with Western Digital and Maxtor. These agreements have further strengthened our relationships with them as significant customers. Our San Jose, California headquarters and research and development operations are in close proximity to the design centers of many of the world’s largest disk drive manufacturers. Our ability to have our design teams work in such close proximity to our customers has, in part, facilitated the strong and collaborative customer relationships that we have established with these large disk drive manufacturers. We devote significant time working with our customers to produce disks that are highly specialized and customized for our customers’ particular technological requirements, and these close relationships provide added insight into our customers’ product and technology roadmaps.

•	Low-Cost, Efficient Manufacturing Operations. We believe our manufacturing operations located in Malaysia are among the lowest-cost in our industry. Our operations are located in the same region as the manufacturing operations of many of the world’s largest disk drive manufacturers. We believe the location of our manufacturing operations, together with our experience in the industry and our economies of scale, provide us with timing and cost advantages in delivering consistently high-quality products to our customers in high volumes.

•	Broad Range of Disk Products to Address Large and Emerging Markets. We provide a broad range of disk products that are incorporated into disk drives for desktop, enterprise and consumer electronics applications. Our primary market focus has been in the desktop market, which TrendFOCUS estimates represented approximately 63% of the total disk drive market during the fourth quarter of 2003, and the majority of the highest volume business of our largest customers. As our customers pursue applications and products in other promising growth areas, such as the enterprise server and consumer electronics storage markets, we believe we are well positioned to meet their needs based on our ability to produce a wide range of products with varying areal densities and form factors.

•	Experienced Management Team. Our management team has extensive experience in the disk and disk drive industry and has successfully positioned Komag as the leading thin-film media company.

Strategy

      Our primary goal is to maintain our position as the leading independent provider of disks. The key elements of our strategy are as follows:

•	Maintain Technology Leadership. We intend to maintain and extend our technology leadership in the disk market by continuing to invest in leading-edge research and development. We intend to continue to focus our technology development efforts primarily on large and emerging market opportunities, such as high-density storage for personal computers, enterprise storage systems, communications infrastructure and consumer electronics appliances. We believe we have led the transition to SAF media for 80 GB per disk applications and are actively developing disks for our customers with up to 160 GB per disk. In August 2003, we announced a new benchmark in our proprietary PMR media, a next generation technology for improving areal density, and intend to continue to pursue new technologies such as PMR in an effort to achieve technological advantages over our competitors.

•	Continue Improving Manufacturing Efficiency and Reducing Production Costs. We intend to continue improving the efficiency and quality of our manufacturing operations in Malaysia where we believe we can achieve lower costs than other disk manufacturers. We believe that our advanced manufacturing operations allow us to accelerate delivery of high volumes of reasonably priced disks, which enable our customers to rapidly introduce new products. As the leading independent disk supplier, we believe our highly experienced operations personnel can continue to drive yield improvements and reduce costs faster than our competitors. We believe our strategy of improving our manufacturing efficiency while reducing costs contributes to our customers’ success and will help grow our market share.

•	Leverage Collaborative Relationships with Disk Drive Manufacturers. We have established strong relationships with our customers, enabling us to participate in establishing technological and design requirements for new products. We believe that close technical collaboration with our customers and their other component suppliers during the design of our customers’ new disk drives facilitates integration of our disks, improves our ability to achieve cost-effective, high-volume manufacturing rapidly, and enhances the likelihood that we will remain a significant supplier of disks for high-performance disk drive products.

•	Maintain a Diverse Customer Base. According to TrendFOCUS, as of the fourth quarter of 2003, four major disk drive manufacturers accounted for over 84% of worldwide disk drive sales. For the quarter ended December 28, 2003, our largest customers included HGST, Maxtor and Western Digital, which, according to TrendFOCUS, together represented approximately 55% of all global disk drive sales during the fourth quarter of 2003. In order to expand our market penetration and further diversify our customer base, we recently began production for a new major disk drive customer. We continue to target additional high-volume disk drive manufacturers and believe that our combination of high-performance products and competitive pricing will enable us to further diversify our customer mix. In combination with offering a broad product mix to address multiple storage markets, we believe this strategy will reduce our dependence on the success of any one customer or market.

•	Balance Capacity Growth with Customer Demand. Our strategy is to balance, in a cost-effective manner, our investments in new capacity with the expected growth in demand for our products. Our current production capacity is 20 million disks per quarter. We recently announced that we will increase our production capacity by approximately 20% by the end of June 2004, through capital expansion. We expect equipment upgrades and process improvements in the second half of 2004 to increase quarterly capacity to 25 million disks per quarter.

Technology

      We believe our technological strength has allowed us to achieve and maintain our position as the leading independent supplier to the thin-film media market. Our technological strength stems from the depth of our understanding of materials science and the interplay between disks, heads, and other disk drive components. Our disk manufacturing expertise is evidenced by our history of delivering reliable products in high volume.

      We manufacture and sell thin-film magnetic media on rigid disk platters for use in disk drives. These drives are used to record, store, retrieve and protect digital information. Inside a disk drive, the disk rotates at speeds of up to 15,000 rpm. The head scans across the disk as it spins, magnetically recording or reading information. The location on the disk where each bit of magnetic code is stored is extremely small and precisely placed. The tolerances of the disks and recording heads are extremely demanding and the interaction between these components is one of the most critical design aspects in an advanced disk drive.

      The primary factors governing the density of storage achievable on a disk’s surface are:

•	the minimum distance at which read/write heads can reliably pass over the surface of the disk to detect a change in magnetic polarity when reading from the disk, which is called flying height (measured in microinches, or millionths of an inch);

•	the strength of the magnetic field required to change the polarity of a bit of data on the magnetic layer of a disk when writing, which is called coercivity; and

•	the ability of the head to discriminate a signal from background media noise, which is called the signal-to-noise ratio.

      As flying height is reduced, the head can read and write smaller bits. The higher the coercivity of the media is, the smaller the width of the bit that can be stored. The signal-to-noise ratio is determined by the choice of magnetic materials and the method for depositing those materials on the disk’s surface, as well as the recording head used.

      Our plating, polishing, and texturing processes produce a uniform disk surface that is smooth at an atomic level. This smoothness permits the read/write heads to fly over the disk surface at a distance of 0.3 to 0.4 microinches (millionths of an inch). Disks must be made in a clean environment to limit surface defects. Even a small number of defects, a fraction of a micron in diameter, could cause the disk to fail. The magnetic alloys deposited on the surfaces of our disks have high coercivity, low noise, and other desirable magnetic characteristics.

      Finally, a protective layer of diamond-hard carbon and a layer of lubricant, each of which is controlled to a tolerance of a few angstroms, is applied to the disk surface to prevent wear. The continued improvement in these and other factors has resulted in rapid advancement in the amount of data a disk is capable of storing.

      In order to manufacture the best possible disks and achieve the high yields we desire, we require excellent raw materials, including highly-polished substrates. Our polished substrates, in conjunction with our automatic optical inspection systems and the latest disk buff process, provide us with high yields. At the same time, we have developed our polishing, texturing, final test, and packaging technology to achieve low costs for the materials and operating supplies needed to make our disks. Finally, our multi-layer sputter process, with nanometer-thin structures, provides magnetic stability, mechanical durability, and corrosion resistance, which we believe are at the forefront of our industry. To improve durability and corrosion resistance, we have developed and qualified advanced diamond-like carbon films specifically for each of our sputter tools. Each method enables production of carbon films as thin as one-tenth microinch thick with extraordinary hardness and durability.

Research, Development, and Engineering

      Our research, development, and engineering efforts focus on emphasizing key technology advancements in disk functionality, reliability, quality and manufacturing efficiency. We believe that improving yields and reducing costs are critical to improving our overall operating results. We also focus on emerging media storage technologies aimed at disk designs needed several years from now.

      We often partner with our customers and other disk drive component makers in areas of technology development such as magnetic recording heads. We believe our most advanced longitudinal disks, that feature

SAF-coupled layers to enhance thermal stability, will support a recording density of up to 160 GB per disk, which is approximately 100% higher than the most advanced disk in production today. Further, we are continuing to develop our proprietary PMR media, which we believe will have storage capability of 240 to 300 GB per disk when fully developed. We expect these advancements will be achieved with extensions of our current production equipment, which suggests a limited need to replace equipment to keep pace with technology improvement during the next few years.

      As of December 28, 2003, we employed over 350 people in our worldwide research and development program. Our expenditures (and percentage of net sales) on research, development, and engineering activities (excluding in-process research and development), were $42.1 million (9.6%) in fiscal 2003, $37.2 million (13%) in fiscal 2002, and $39.5 million (14.0%) in fiscal 2001.

Products and Customers

      We sell our disks primarily to disk drive manufacturers for incorporation into disk drives. Disk drives, in turn, are sold to computer or consumer appliance manufacturers that incorporate the disk drives into their systems, or are sold directly to consumers. We work closely with our customers as they design new high-performance disk drives, and generally customize our products according to their specifications.

      Our products offer a range of coercivities, glide height capabilities and other parameters to meet specific customer requirements. Unit sales of 3 1/2-inch 60 GB and 80 GB disks together represented 59% of our fourth quarter of 2003 unit shipment volume. Sales of 3 1/2-inch 40 GB disks represented the remaining 3 1/2-inch disk unit shipment volume in the fourth quarter of 2003. In addition, we shipped 36 GB per platter 84 mm disks and 17 GB per platter 65 mm disks for high-end server drives.

      We manufacture substrates primarily for our own use in finished disks. By doing so, we reduce our dependence on third-party suppliers of substrates. If we have substrate capacity in excess of our finished disk requirements, we have sold, and may continue to sell, our substrates to third parties. By selling our substrates to third parties, we better-utilize our factories, reduce our overall cost per disk, and establish customer relationships with disk drive manufacturers.

      For the year ended December 28, 2003, our principal customers included HGST, Maxtor and Western Digital, who together accounted for approximately 92% of net sales in that period. In August 2003, HGST qualified us as a second-source provider of 80 GB SAF media for use with its new 3 1/2-inch desktop drive. In October 2003, we announced an expanded business relationship with Maxtor, which includes dedicated media production capacity, a five-year supply agreement, and the naming of Komag as a strategic external media supplier of Maxtor. Additionally, in connection with our acquisition of Western Digital’s media operations in 1999, we entered into a volume purchase agreement, which was extended through April 2005. Further, in October 2003, we began volume production of 80 GB disks for a new major disk drive customer.

      We generally make sales pursuant to purchase orders rather than long-term contracts. These purchase orders may be changed or canceled by customers on short notice without significant penalty.

Competition

      The market for our products is highly competitive, and we expect competition to continue in the future. Competitors in the thin-film media industry fall mainly into two groups: Asian-based independent disk manufacturers and captive disk manufacturers. Our major Asian-based independent competitors include Fuji Electric, Hoya, Showa Denko and Trace Storage. The captive disk manufacturers who produce thin-film media internally for their own use include HGST, Maxtor and Seagate. Many of these competitors have greater financial resources, greater technical and manufacturing resources and more extensive name recognition than us. We are the sole U.S.-headquartered independent disk manufacturer.

Manufacturing

      As of December 28, 2003, we have three manufacturing facilities located in Penang and Sarawak, Malaysia with a total of approximately 890,000 square feet, a large portion of which contains Class 100 or better clean room environments. These facilities have a finished units production capacity of 20 million finished disks per quarter. We expect to increase, through capital expansion, the manufacturing capacity of these facilities by approximately 20% by the end of June 2004. We expect that equipment upgrades and process improvements will further increase quarterly capacity to 25 million units in the second half of 2004. We intend to continue to balance, in a cost-effective manner, our investments in new capacity with the expected growth in demand for our products.

      Maintaining low product cost is critical to our ability to sustain profitability. The cost of our products is sensitive to many factors, including production volume, yield, materials and operating supplies consumed, and manufacturing location. Our processes have required substantial investment in equipment and factory buildings. This investment leads to a high fixed cost structure, making our costs sensitive to changes in production volume. Over the last several years, we have improved our yields while advancing areal density. At the same time, we have successfully reduced the cost of materials and operating supplies. Further, we have consolidated our manufacturing activities in Malaysia in order to reduce the cost of labor and services. We believe that our production volumes, yield, and the low cost of our Malaysian manufacturing facilities give us one of the lowest cost structures in the industry.

      We believe our manufacturing expertise in thin-film media is evidenced by our history of delivering reliable products in high volume. By using proprietary processes and techniques, we have produced advanced disk products that generally exhibit uniform performance characteristics. These uniform performance characteristics enhance the reliability of the disk drive products manufactured by our customers. In addition, these characteristics can raise production yields on our customers’ manufacturing lines, which is an important cost consideration for them. Manufacturing costs are highly dependent on our ability to effectively use our installed physical capacity to produce large volumes of products at acceptable yields. To improve yields and capacity utilization, we have adopted formal continuous improvement programs at each of our Malaysian manufacturing facilities.

      The manufacture of our disks is a complex, multi-step process that converts aluminum substrates into finished data storage media ready for use in a disk drive. The process requires the deposition of extremely thin, uniform layers of metallic film onto a disk substrate. To achieve this, we use a vacuum deposition, or sputtering, method similar to that used to coat semiconductor wafers. The basic process consists of many interrelated steps that can be grouped into five major categories:

•	Sizing and Grinding of the Substrate. A raw aluminum blank substrate is sized by precisely cutting the inner and outer diameter of the blank. A mechanical grinding process is then utilized to provide a relatively flat surface on the substrate prior to nickel alloy plating.

•	Nickel Alloy Plating and Polishing of the Substrate. Through a series of chemical baths, aluminum substrates are plated with a uniform nickel phosphorus layer in order to provide support for the magnetic layer. Next, this layer is polished to achieve flatness and smoothness at an atomic level.

•	Texturing and Cleaning. During these process steps, a precisely controlled, fine texture is applied to the polished disk surface to allow the read/write heads of the disk drives to fly at low and constant levels and then the disks are cleaned in preparation for the sputtering process.

•	Sputtering and Lube. By a technically demanding vacuum deposition process, magnetic layers are successively deposited on the disk and a hard protective overcoat is applied. After sputtering, a microscopic layer of lubrication is applied to the disk’s surface to improve durability and reduce surface friction.

•	Glide Test and Certification. In robotically-controlled test cells, disks are tested for glide height and surface defects, and then certified for magnetic properties. Based on these test results, disks are graded against our customers’ specific performance requirements.

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

      We have from time to time upgraded our wastewater treatment facilities to improve the performance and consistency of our wastewater processing. Our Malaysian manufacturing facilities located in Penang and Sarawak recently received ISO 14001 certification. ISO 14001 is a voluntary set of standards that provides companies with a structure for managing the potential environmental impact of their operations. In order to obtain ISO certification, we developed and implemented a formal program to ensure that our manufacturing operations are consistent with minimizing hazardous waste, preventing pollution of air and water, and protecting the environment.

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

Patents and Proprietary Information

      We hold, and have applied for, United States and foreign patents and have entered into cross-licenses with certain of our customers. While these patents could present obstacles to the introduction of new products by competitors and possibly result in royalty-bearing licenses from third parties, we believe that our success does not generally depend on the ownership of intellectual property rights but rather on our innovative skills, technical competence, manufacturing execution, and marketing abilities. Accordingly, we do not expect that the patents we hold or apply for will constitute any assurance of our future success.

      We regard elements of our equipment designs and processes as proprietary and confidential and rely upon employee and vendor nondisclosure agreements and a system of internal safeguards for protection. In spite of these steps for protecting proprietary and confidential information, there is a risk that competitors may obtain and use such information. Further, the laws of certain foreign countries in which we do business may provide a lesser degree of protection to our proprietary and confidential information than that provided by the laws of the United States. Moreover, from time to time, we receive proprietary and confidential information from vendors, customers, and partners, the use and disclosure of which are governed by nondisclosure agreements. Through internal communication and the monitoring of use and disclosure of such information, we comply with our obligations regarding use and nondisclosure. However, despite these efforts, there is a risk that we may use or disclose this information in violation of our obligations of nondisclosure.

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

Employees

      As of December 28, 2003, on a worldwide basis, we had 4,743 employees. Of the total, 3,941 were full-time employees, 802 were employed on a temporary basis, 4,291 were employed in manufacturing, 358 in research, development, and engineering, 94 in sales, administrative, and management positions, 377 were employed in the United States and 4,366 were employed at offshore facilities.

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

Risks Related to Our Business

We have a history of operating losses and recently emerged from chapter 11 bankruptcy. Despite our recent profitability during each of our four most recent fiscal quarters, we cannot assure you that we will be able to maintain or grow profits in the future.

      We experienced substantial operating losses from 1998 to 2002. Prior to reporting net income in each of our four most recent quarters ending December 28, 2003, our last profitable quarter, excluding one-time credits, was the fourth quarter of 1997. We recorded a net loss of $68.1 million during the fiscal year ended December 31, 2000, a net loss of $296.4 million during the fiscal year ended December 30, 2001 and a net profit of $270.5 million for the fiscal year ended December 29, 2002, largely because of a gain of $396.4 million for extinguishment of indebtedness and revaluation of assets and liabilities for fresh-start reporting. In August 2001, after defaulting on our debt obligations, we filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code. We emerged from chapter 11 bankruptcy on June 30, 2002. Due to the factors discussed below in this Risk Factors section, including the very competitive, capital intensive and historically cyclical nature of the disk and disk drive markets upon which our business is dependent, we cannot assure you that we will be able to sustain or grow our recent profitability.

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

If our production capacity is underutilized, our gross margin will be adversely affected and we could sustain significant losses.

      Our business is characterized by high fixed overhead costs including expensive plant facilities and production equipment. Our per unit costs and our gross margin are significantly affected by the number of units we produce and the amount of our production capacity that we utilize. Our production capacity is currently approximately 20 million disks per quarter. We anticipate that we will increase, through capital expansion, our production capacity by approximately 20% by the end of June 2004. We expect that equipment upgrades and process improvements will increase quarterly capacity by an additional one million units in the second half of 2004. If we underutilize our production capacity for any reason including lack of customer demand or cancellation or delay of customer orders, we could experience significantly higher unit production costs, lower margins and potentially significant losses. Underutilization of our production capacity could also result in equipment write-offs, restructuring charges and employee layoffs. For example, from our 1997 fiscal year to the third quarter of our 2002 fiscal year, our gross margin was severely adversely affected by our underutilization of our capacity. If our production capacity is underutilized for any reason, our financial results and our business would be severely harmed.

If future demand for our products exceeds the production capability of our existing facilities, we may be required to invest significant capital expenditures to increase capacity or else risk losing market share.

      We believe that we have limited capability to further expand our production capacity using our existing facilities to meet incremental increases in future demand for our disk products. If demand for our products were to significantly exceed these capacity levels, we may not be able to satisfy this increased demand. To increase our production capacity to meet significant increases in demand for our disks, we would be required to expand our existing facilities, construct new facilities or acquire entities with additional production capacities. These alternatives would require significant capital investments by us and would require us to seek additional equity or debt financing. There can be no assurance that such financing would be available to us when needed on acceptable terms, or at all. If we were unable to expand capacity on a timely basis to meet increases in demand, we could lose market opportunities for sales and our market share could decline. Further, we cannot assure you that the increased demand for our disk products would continue for a sufficient period of time to recoup our capital investments associated with increasing our production capacity.

We receive a large percentage of our net sales from only a few disk drive manufacturer customers, the loss of any of which would adversely affect our sales.

      Our customers are disk drive manufacturers. A relatively small number of disk drive manufacturers dominate the disk drive market. According to TrendFOCUS, four of these manufacturers accounted for 84% of disk drive sales during the fourth quarter of 2003. Accordingly, we expect that the success of our business will continue to depend on a limited number of customers who have comparatively strong bargaining power in negotiating contracts with us.

      In fiscal 2003, 38% of our net sales were to Western Digital, 37% were to Maxtor and 17% were to HGST. During fiscal 2002, 61% of our net sales were to Western Digital and 30% were to Maxtor. During fiscal 2001, 59% of our net sales were to Western Digital and 27% were to Maxtor. If any one of our significant customers were to reduce their disk requirements or develop or expand capacity to produce disks for internal use and we are unable to replace these orders with sales to new customers, our sales would be reduced and, our business would suffer.

Internal disk operations of disk drive manufacturers may adversely affect our ability to sell our disk products.

      Disk drive manufacturers such as HGST, Maxtor, and Seagate have large internal thin-film media manufacturing operations and are able to produce a substantial percentage of their disk requirements. We compete directly with these internal operations when we market our products to these disk drive companies, and indirectly when we sell our disks to customers who must compete with vertically-integrated disk drive manufacturers. Vertically-integrated companies have the opportunity to keep their disk-making operations fully utilized, thus lowering their costs of production. This cost advantage contributes to the pressure on us and other independent disk manufacturers to sell disks at lower prices and can severely affect our profitability. Vertically-integrated companies are also able to achieve a large manufacturing scale that supports the development resources necessary to advance technology rapidly. We may not have sufficient resources or manufacturing scale to be able to compete effectively with these companies as to production costs or technology development.

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

      Price declines are also affected by any imbalances between demand and supply. For most of 2002, as in the several years prior, disk supply exceeded demand. As independent suppliers like us struggled to utilize their capacity, the excess disk supply caused average selling prices for disks to decline. Pricing pressure on component suppliers was also compounded by high consumer demand for inexpensive personal computers and consumer devices. In the fourth quarter of 2002 and throughout 2003, disk prices were relatively stable, but there is no certainty that this trend will continue. These supply and demand factors and industry-wide competition could adjust again and force disk prices down, which would put pressure on our gross margin.

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

An industry trend towards glass-based applications could negatively impact our ability to remain competitive.

      Our finished disks are primarily manufactured from aluminum substrates, which are the primary substrate used in desktop PC and enterprise applications. Some disk manufacturers emphasize the use of glass as a basis for the manufacture of their disks to primarily serve the mobile personal computer market and certain other consumer applications. These applications are expected to achieve significant growth in the near future. To the extent glass-based applications were to achieve significant growth in the market place, we may lose market share if we were unable to move rapidly to produce glass-based disks to address the demand.

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

Given our reliance on manufacturing facilities and suppliers in Asia, another outbreak of SARS or another infectious disease may negatively impact our operating results.

      If there is another outbreak of severe acute respiratory syndrome (SARS) as occurred at the end of 2002 in China, Hong Kong, Singapore, and Vietnam, such an outbreak, or an outbreak of another such infectious disease, or the fear of such an outbreak, could have a negative impact on our operations. The outbreak that occurred in 2002 had an impact on the ability of our management, sales and customer service employees to travel between the executive and research facilities in California, manufacturing operations in Malaysia, and customer sites throughout Asia. Our normal operating processes could be hindered by a number of disease-related factors upon a future extended occurrence, including, but not limited to:

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

      Because of our reliance on our Malaysian manufacturing facilities and significant distribution to customers in Asia, if another outbreak occurs or spreads to other areas, our sales and operating results could be harmed.

If we make unprofitable acquisitions or are unable to successfully integrate future acquisitions, our business could suffer.

      We have in the past and from time to time in the future may acquire businesses, products or technologies that we believe complement or expand our existing business. Acquisitions involve numerous risks, including the following:

•	difficulties in integrating the operations, technologies, products and personnel of the acquired companies, especially given the specialized nature of our technology;

•	diversion of management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with in-process research and development;

•	initial dependence on unfamiliar supply chains or relatively small supply partners; and

•	the potential loss of key employees of the acquired companies.

      Acquisitions may also cause us to:

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	assume liabilities;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs; or

•	become subject to litigation.

      For example, in 2000, we acquired HMT Technology Corporation (HMT), another disk manufacturer. As a result of the acquisition of HMT, we acquired debt liabilities, real property and manufacturing facilities and incurred significant transaction costs related to the acquisition that raised our ongoing operational expenses and fixed costs. We were unable to utilize our increased capacity and generate sufficient revenues to cover the increased costs and have since sold a majority of all unused facilities.

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

RISKS RELATED TO OUR INDEBTEDNESS

We are leveraged, and our debt service requirements will continue to make us vulnerable to economic downturns and impose restrictions on our operations.

      We recently completed a public common stock offering of 4.0 million shares (of which 0.5 million were sold by selling stockholders) and a public $80.5 million Convertible Subordinated Notes offering. We used the proceeds of the offerings to redeem all of our outstanding Senior Notes. Even though we redeemed all of the outstanding Senior Notes using the proceeds of the common stock offering and the debt offering, we now have debt service obligations under the Convertible Subordinated Notes. As a result, we may be required to use a substantial portion of our cash flow from operations to meet our obligations on our Convertible Subordinated Notes, thereby reducing the availability of cash flow to fund our business. Debt service obligations arising from the offering of our Convertible Subordinated Notes could limit our flexibility in planning for or reacting to changes in our industry, and could limit our ability to borrow more money for operations and implement our business strategy in the future. In addition, our leverage may restrict our ability to obtain additional financing in the future. We will continue to be more leveraged than some of our competitors, which may place us at a competitive disadvantage because our interest and debt repayment requirements makes us more susceptible to downturns in our business.

Our holding company structure makes us dependent on cash flow from our subsidiaries to meet our obligations.

      Most of our operations are conducted through, and most of our assets are held by, our subsidiaries. Therefore, we are dependent on the cash flow of our subsidiaries to meet our debt obligations. Our subsidiaries are separate legal entities that have no obligation to pay any amounts due under the Convertible Subordinated Notes, or to make any funds available therefore, whether by dividends, loans or other payments. Our subsidiaries have not guaranteed the payment of the Convertible Subordinated Notes. Except to the extent we may ourselves be a creditor with recognized claims against our subsidiaries, subject to any limitations contained in our debt agreements, all claims of creditors and holders of preferred stock, if any, of our subsidiaries will have priority with respect to the assets of such subsidiaries over the claims of our creditors, including holders of the Convertible Subordinated Notes.

The assets of our subsidiaries may not be available to make payments on our debt obligations.

      The new Convertible Subordinated Notes have not been guaranteed by our subsidiaries, and payments on the Convertible Subordinated Notes are required to be made only by us. We may not have direct access to the assets of our subsidiaries unless these assets are transferred by dividend or otherwise to us. The ability of our subsidiaries to pay dividends or otherwise transfer assets to us is subject to various restrictions, including restrictions under other agreements to which we are a party under applicable law.

Item 2.     Properties

      The following table summarizes the size, location, and current status of our facilities:

		Current Lease
Location	Description	Term Expires	Renewal Options	Square Feet

Leased Facilities
San Jose, California	Headquarters and R&D Center	Jan. 2007	4 5-year options	188,000
San Jose, California	Subleased to another company	April 2007	4 5-year options	82,000
Santa Rosa, California	Idle	April 2004	2 5-year options	44,000
Owned Facilities
Eugene, Oregon	Manufacturing; idle	—	—	106,000
Penang, Malaysia	Manufacturing	—	—	615,000
Sarawak, Malaysia	Manufacturing	—	—	275,000

      In February 2004, we acquired a substrate facility in Malaysia, including land, a building, and equipment. The manufacturing building is 123,000 square feet.

Item 3.     Legal Proceedings

      None.

Item 4.     Submission of Matters to Vote of Security Holders

      No matters were submitted to our stockholders during our fourth quarter of 2003.

Executive Officers of the Registrant

      The following table sets forth the name, age, and other information regarding the Company’s executive officers as of February 29, 2004. No family relationship exists between any of the directors or executive officers of the Company.

Thian Hoo Tan	55	Chief Executive Officer and Director
Michael A. Russak	57	President and Chief Technical Officer
Christopher H. Bajorek	60	Executive Vice President, Advanced Technology
Ray L. Martin	60	Executive Vice President, Sales and Customer Service
Peter S. Norris	52	Executive Vice President, Strategic Business Development
Kathleen A. Bayless	47	Vice President, Chief Financial Officer and Secretary
Ali Dabier	45	Vice President, Managing Director of Komag USA (Malaysia) Sdn.
William G. Hammack	54	Vice President, Human Resources
Kamran Honardoost	41	Vice President, New Product Introduction and Design
Kheng Huat Oung	44	Vice President, Media Operations, Komag USA (Malaysia) Sdn.
Tsutomu T. Yamashita	49	Vice President, Process Development

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

      Dr. Russak joined our company in October 2000, as Chief Technical Officer and Executive Vice President of Research and Development after our merger with HMT. He was appointed President and Chief Technical Officer of Komag in January 2001. Previously, Dr. Russak was with HMT, which he joined in 1993 as Vice President — Research and Development. He subsequently became Chief Technical Officer in 1998 and Executive Vice President — Research & Development and Chief Technical Officer in 1999. From 1985 to 1993, Dr. Russak held several staff and management positions with IBM. Dr. Russak holds a B.S. in Ceramic Engineering and a Ph.D. in Materials Science from Rutgers University.

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

      Mr. Dabier joined our company in October 2000, as General Manager of Oregon manufacturing facilities, after the merger with HMT. In June 2001, Mr. Dabier became the Managing Director of Malaysian Operations. In January of 2003 he was promoted to Vice President, Managing Director of Komag USA (Malayisa) Sdn. He joined HMT in 1988 where he held various manufacturing management positions. From 1983 to 1988, Mr. Dabier worked for Lin Data Corporation.

      Mr. Hammack joined our company in June 2002, as Vice President, Human Resources. He previously held the title of Vice President, Human Resources at Zambeel, Inc. from 2001 to 2002. Prior to that, he served as Vice President, Human Resources at QRS Corporation from 1999 to 2001. From 1982 to 1999, he served as Vice President, Human Resources at General Electric Medical Systems/Diasonics. Mr. Hammack holds a B.A. degree from San Diego State University.

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

      Mr. Oung joined our company in 1992 as a Manufacturing Supervisory Engineer for our first manufacturing facility in Penang, Malaysia. A year later, he was promoted to the position of Polish Texture Manager, and subsequently became the operations Director in 1997 after leading various operations functions in the company. He was promoted to General Manager for the Penang Operations in 1999, and was promoted to vice President in February 2004. Before joining our company, he was the Manufacturing Engineering Manager with Loda Electronics Sdn. Bhd., Penang. Mr. Oung holds a B.E. degree in Electrical Engineering from the University of New South Wales, Australia.

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

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      On June 30, 2002, we emerged from chapter 11 bankruptcy, and all of the outstanding shares of our common stock were cancelled as required under the approved plan of reorganization. On that date, we issued new shares of our common stock. During the period from July 1, 2002 to July 9, 2002, our new common stock was not traded. Beginning on July 10, 2002, the new shares of our common stock began trading on the OTC Bulletin Board under the symbol KOMGQ, and on February 25, 2003, our common stock began trading on the Nasdaq National Market under the symbol KOMG.

      The following table sets forth, for the periods indicated, the high and low closing sale prices for our new common stock, as reported by the OTC Bulletin Board from July 10, 2002 through February 24, 2003, and the Nasdaq National Market from February 25, 2003.

	High	Low

2002
First Quarter	$0.05	$0.01
Second Quarter	0.03	0.01
Third Quarter (beginning July 10)	5.00	2.30
Fourth Quarter	4.62	2.50
2003
First Quarter (through February 24)	5.90	4.33
First Quarter (February 25 through March 30)	7.50	6.09
Second Quarter	11.99	7.15
Third Quarter	18.00	11.49
Fourth Quarter	20.93	13.52

      As of February 23, 2004, there were 27,395,695 shares of our common outstanding held by 67 holders.

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

	Successor	Successor	Predecessor	Predecessor Company
	Company	Company	Company

	Fiscal Year	Six Months	Six Months	Fiscal Year Ended
	Ended	Ended	Ended
Consolidated Statements of Operations Data	2003	Dec 29, 2002	June 30, 2002	2001	2000	1999

Net sales	$438,292	$174,749	$111,955	$282,613	$358,463	$331,946
Gross profit (loss)	107,422	31,740	1,558	(6,740)	30,740	(23,891)
Restructuring/impairment charges(3)(5)(7)(9)(10)	—	34,763	4,318	57,430	5,293	187,965
Operating income (loss)(1)(3)(5)(7)(9)(10)(11)	49,419	(36,380)	(27,674)	(145,927)	(39,275)	(291,030)
Interest expense(8)(11)	13,153	6,553	—	155,192	45,428	23,319
Other income, net(4)	250	2,150	397,009	3,771	4,824	1,493
Reorganization costs, net	—	—	6,511	6,066	—	—
Income (loss) before cumulative effect of change in accounting principle(1)(2)(3)(5)(7)(8)(9)(10)	36,040	(41,919)	359,924	(296,395)	(68,058)	(283,049)
Cumulative effect of change in accounting principle (6)	—	—	(47,509)	—	—	—
Net income (loss)(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)	$36,040	$(41,919)	$312,415	$(296,395)	$(68,058)	$(283,049)
Basic net income (loss) per share(12)	$1.53	$(1.84)	—	—	—	—
Diluted net income (loss) per share(12)	$1.47	$(1.84)	—	—	—	—

				Predecessor Company
	Successor	Successor
	Company	Company
				As of the Fiscal Year Ended
	As of	As of
Consolidated Balance Sheet Data	Dec 28, 2003	Dec 29, 2002		2001	2000	1999

Property, plant and equipment, net, and land and buildings held for sale	$184,536	$221,014		$256,856	$354,873	$313,455
Total assets	347,807	317,200		407,850	633,061	475,871
Current portion of long-term debt	20,247	10,229		—	216,740	260,000
Long-term debt (less current portion)	95,801	129,923		—	137,545	22,891
Liabilities subject to compromise	—	—		516,173	—	—
Stockholders’ equity (deficit)	$166,588	$127,960		$(144,939)	$151,861	$ 78,713

(1)	Results of operations for 2003 included a $3.0 million gain on the sale of idle equipment and properties.

(2)	Net income for 2003 included an income tax benefit of $0.8 million related to withholding taxes previously accrued which are no longer payable as a result of a tax exemption.

(3)	Results of operations for the six months ended December 29, 2002 included a $33.9 million impairment charge related to the write-off of all remaining goodwill, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).

(4)	Results of operations for the six months ended June 30, 2002, included other income of $379.0 million associated with the extinguishment of liabilities subject to compromise as of June 30, 2002, and other income of $17.3 million to revalue the Company’s assets and liabilities at June 30, 2002, to fair value as prescribed by fresh-start reporting under Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

(5)	Results of operations for the six months ended June 30, 2002, included a $4.3 million restructuring/impairment charge in connection with the shutdown of the Company’s research and development facility in Santa Rosa, California,

(6)	Results of operations for the six months ended June 30, 2002, included a $47.5 million transitional impairment loss under SFAS No. 142. The loss was recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations.

(7)	Results of operations for 2001 included a $45.8 million impairment charge related to the write-down of land and buildings held for sale, a $4.4 million impairment charge related to manufacturing equipment no longer in service, and restructuring charges of $7.2 million primarily related to lease obligations on equipment no longer in service and additional facility closure costs.

(8)	Results of operations for 2001 included a $99.1 million interest expense charge related to accretion to bring the subordinated convertible notes up to their full face value of $230.0 million.

(9)	Results of operations for 2000 included a net $5.3 million restructuring charge, including an $8 million charge in connection with the ceasing of the Company’s Santa Rosa manufacturing operations, less a net $2.7 million reversal of charges previously accrued for the 1997, 1998, and 1999 restructurings.

(10)	Results of operations for 1999 included $143.7 million in restructuring charges and a $44.3 million impairment charge. The restructuring charges related primarily to the closing of the Company’s U.S. manufacturing operations. The impairment charge related to the write-down of goodwill, which originated from the acquisition of Western Digital’s media operation.

(11)	In accordance with SOP 90-7, we did not record interest expense on our outstanding debt during the chapter 11 proceedings from August 24, 2001, through June 30, 2002.

(12)	Earnings per share of the Predecessor Company are not presented, as the amounts are not meaningful.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” and similar expressions. The Company’s business is subject to a number of risks and uncertainties. While this discussion represents our current judgment on the future direction of our business, these risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Some of the important factors that may influence possible differences are continued competitive factors, pricing pressures, changes in customer demand, and general economic conditions.

Results of Operations

Overview

      Our net sales are driven by the level of demand for disks by disk drive manufacturers and the average selling prices of our disks. Demand for our disks is dependent on unit growth in the disk drive market, the growth of storage capacity in disk drives, which affects the number of disks needed per drive, and the number of disks our customers purchase from external suppliers. Average selling prices are dependent on overall supply and demand for disks and our product mix.

      Our business is capital-intensive and is characterized by high fixed costs, making it imperative that we sell disks in high volume. Our contribution margin per disk sold varies with changes in selling price, input material costs and production yield. As demand for our disks increases, our total contribution margin increases, improving our financial results because we do not have to increase our fixed cost structure in proportion to increases in demand and resultant capacity utilization. Conversely, our financial results would deteriorate rapidly if the disk market were to worsen and our production volume were to decrease.

      Adverse conditions in the disk market, which began in mid-1997, impacted our business through the first half of 2002. Disk drive demand grew rapidly during the mid-1990s, and industry forecasts were for continued strong growth. In 1996, along with many of our competitors including both independent disk manufacturers and captive disk manufacturers owned by vertically integrated disk drive companies, we committed to expansion programs that substantially increased disk-manufacturing capacity by the end of 1997. Our expansion was principally financed with debt. In 1997, the rate of growth in demand for disk drives fell. Further, technology advances provided by magneto-resistive recording heads allowed the disk drive manufacturers to use fewer heads and disks to achieve desired drive capacity, further reducing demand for disks.

      Due to excess capacity in the industry, weakening demand for disks and pricing pressures, we began to focus on consolidating our U.S.-based manufacturing operations into Malaysia from 1999 through 2001. After all operations were consolidated into Malaysia, we continued to focus on fully utilizing the capacity in our Malaysian operations.

      Even though we were able to lower costs as a result of consolidating manufacturing in Malaysia, we continued to service a large debt balance incurred during our expansion, which became due in June 2001. As a result, in August 2001, after defaulting on our debt obligations, we filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code, or chapter 11. Our plan of reorganization was confirmed by the bankruptcy court on May 9, 2002. In accordance with SOP 90-7, we adopted fresh-start reporting and reflected the effects of the adoption in the consolidated financial statements for the period ended June 30, 2002. The plan became effective and we emerged from chapter 11 on June 30, 2002.

      While operating under chapter 11, we expanded our customer base and continued to invest heavily in research and development to maintain our technological leadership. We believe that we emerged from bankruptcy with a more competitive capital structure. Additionally, the shift of high-volume production to our cost-advantaged Malaysian manufacturing plants has improved our overall cost structure, resulting in lower unit production costs. Our headquarters located in San Jose, California is focused solely on activities related to research, process development, and product prototyping. Our selling, general, and administrative functions also remain in California.

      As a result of the adoption of fresh-start reporting, the results of operations for periods ended after June 30, 2002 are prepared on a different basis of accounting. Therefore, the results of operations prior to June 30, 2002 (predecessor company) are not comparable to the periods after June 30, 2002 (successor company).

      The following discussion compares the results of operations for the fiscal year ended December 28, 2003, to the results of operations for the fiscal year ended December 29, 2002, and compares the results of operations for the fiscal year ended December 29, 2002, to the results of operations for the fiscal year ended December 30, 2001. To facilitate an understanding of this discussion, we have provided the table below. The table shows our results of operations for the 2003, 2002, and 2001 fiscal years. Results of operations for 2002 include the combined income statement activity of the successor company and the predecessor company, and are not intended to be a presentation in accordance with accounting principles generally accepted in the United States of America.

      The information in this table is not intended to replace our statements of operations prepared in accordance with accounting principles generally accepted in the United States of America. The table (in thousands) is as follows:

	Year Ended	Year Ended	Year Ended
	Dec 28, 2003	Dec 29, 2002	Dec 30, 2001

Net sales	$438,292	$286,704	$282,613
Cost of sales	330,870	253,406	289,353

Gross profit (loss)	107,422	33,298	(6,740)
Research, development, and engineering expense	42,085	37,196	39,546
Selling, general, and administrative expense	18,939	17,739	19,929
Amortization of goodwill	—	—	22,797
Gain on disposal of assets	(3,021)	(3,448)	(515)
Impairment charges related to goodwill	—	33,870	—
Restructuring charges	—	5,211	57,430
In-process research and development	—	6,784	—
Interest income	(524)	(325)	(1,528)
Interest expense	13,153	6,553	155,192
Other income, net	(250)	(399,159)	(3,771)
Reorganization costs, net	—	6,511	6,066
Provision for (benefit from) income taxes	1,000	1,987	(9,433)
Minority interest/ equity interest in net loss of related companies	—	2,374	3,942

Income (loss) before cumulative effect of change in accounting principle	36,040	318,005	(296,395)
Cumulative effect of change in accounting principle	—	(47,509)	—

Net income (loss)	$36,040	$270,496	$(296,395)

2003 versus 2002

Net Sales

      Net sales for 2003 were $438.3 million, an increase of $151.6 million from net sales of $286.7 million in 2002. The improvement was attributable primarily to increased finished disk sales, an improved finished disk average selling price, and increased other disk sales.

      Finished disk shipments in 2003 increased to 69.7 million units, a 46.1% increase compared to 47.7 million units in 2002. The increase primarily reflected an overall improvement in market conditions that began in the third quarter of 2002, market share gains, and our early qualification on new advanced programs.

      The finished disk average selling price improved to $5.65 in 2003 compared to $5.61 in 2002. The overall improvement in market conditions resulted in a more stable pricing environment in 2003.

      Other disk sales, which are comprised of plated polished aluminum substrates, textured substrates, and single-sided disks, were $44.6 million in 2003 compared to $19.3 million in 2002. The increase reflected higher demand from customers in fiscal 2003. Disk substrate sales vary from period to period based on customer requirements.

      Based on current customer demand, we expect total revenue for the first quarter of 2004 to be similar to the fourth quarter of 2003. Historically, we have experienced a seasonal slowdown from our fourth quarter to our first quarter. However, we expect the seasonal slowdown to be offset by a fourteenth week in the first quarter of 2004, compared to the standard thirteen weeks. (Our 2004 fiscal year will contain 53 weeks. Accordingly, the first quarter of 2004 will be comprised of fourteen weeks, and all other quarters of 2004 will include thirteen weeks.)

      In 2003, Western Digital accounted for approximately 38% of net sales, Maxtor accounted for 37% of net sales, HGST accounted for 17% of net sales, and sales to other customers were approximately 8% of net sales. In 2002, Western Digital accounted for approximately 61% of net sales, Maxtor accounted for 30% of net sales, and sales to other customers were less than 10% of net sales.

      We expect to continue to derive a substantial portion of our sales from Western Digital, Maxtor, and HGST, and from a small number of other customers. In order to expand our market penetration and further diversify our customer base, we recently began production for a new major disk drive customer. We are actively targeting additional high-volume disk drive manufacturers, and believe that our technology leadership, broad range of products, and competitive pricing will enable us to diversify further our customer mix.

Gross Profit

      Our overall gross profit percentage of 24.5% in 2003 was 12.9 points higher than our overall 2002 gross profit percentage of 11.6% in 2002. The economies of scale associated with higher sales and production volumes in 2003, as well as lower variable costs in 2003, significantly lowered our cost per disk, and accounted for 12.2 points of the improvement. Additionally, the overall improvement in average finished disk average selling price accounted for 0.7 points of the gross profit percentage improvement.

      We expect slightly lower variable costs per unit in 2004 compared to 2003 while continuing to advance our technology. We expect our fixed cost per unit in 2004 to vary based on changes in production volumes from 2003.

Research, Development, and Engineering

      Research, development, and engineering (R&D) expenses were $42.1 million in 2003, a $4.9 million increase compared to $37.2 million in 2002. The increase primarily reflected increased headcount and related compensation expenses. We expect R&D spending in 2004 to be, as a percentage of net sales, similar to 2003 levels.

Selling, General, and Administrative

      Selling, general, and administrative (SG&A) expenses were $18.9 million in 2003, a $1.2 million increase over $17.7 million in 2002. The increase primarily reflected higher professional and consulting fees. We expect selling, general, and administrative expenses in 2004 to be, as a percentage of net sales, similar to 2003 levels.

Gain on Disposal of Assets

      Gain on disposal of assets in 2003 was $3.0 million, and primarily included a $1.0 million gain on the sale of our Fremont, California land and buildings and the sale of idle manufacturing equipment. Gain on disposal of assets in 2002 was $3.4 million, and primarily reflected the sale of idle manufacturing equipment.

Impairment Charges Related to Goodwill

      Impairment charges related to goodwill in 2002 were $33.9 million. Upon the adoption of fresh-start reporting as of June 30, 2002, we had a goodwill balance of $33.9 million, which equaled the reorganization value in excess of amounts allocable to identifiable net assets recorded in accordance with SOP 90-7. In the fourth quarter of 2002, in accordance with SFAS 142 requirements, we performed our first annual goodwill impairment test. As a result of that test, we wrote off the entire $33.9 million goodwill balance.

Restructuring/ Impairment Charges

      Restructuring charges of $5.2 million in 2002 included $4.3 million related to the closure of the Company’s Santa Rosa, California, research and development facility, Komag Material Technology (KMT) in the second quarter of 2002, $0.9 million related to professional fees associated with the chapter 11 bankruptcy case, and Exit Facility fees.

In-Process Research and Development

      Upon adoption of fresh-start reporting, in June 2002, the Company recorded certain intangible assets including in-process research and development of $6.8 million, which was expensed in the third quarter of 2002.

Interest Expense

      Interest expense increased by $6.6 million in 2003, from $6.6 million in 2002 to $13.2 million in 2003. We recorded a full year of interest expense in 2003. In 2002, we recorded interest expense on our new debt for the second half of 2002 subsequent to our emergence from chapter 11 bankruptcy on June 30, 2002.

Other Income, Net

      Other income, net in 2003 was $0.3 million. Other income, net in 2002 was $399.2 million, and primarily included a net gain of $396.4 million associated with the chapter 11 cancellation of liabilities subject to compromise and fresh-start reporting, and a net $2.2 million property tax refund.

Reorganization Costs, Net

      Reorganization costs of $6.5 million in 2002 primarily included a $5.0 million charge associated with the Magnetic Media Development LLC (MMD) bankruptcy claim and professional fees related to the bankruptcy filing.

      Reorganization costs, net related solely to the bankruptcy filing. Accordingly, no further costs were recorded on this line on the condensed consolidated statement of operations subsequent to emergence on June 30, 2002.

Income Taxes

      Our wholly-owned thin-film media operation, KMS, received an eight-year extension of its tax holiday, which expired in June 2003, for its first plant site. The extension extends the tax holiday through June 2011. KMS has also been granted additional tax holidays for its second and third plant sites in Malaysia. These tax holidays are effective through December 2006 and 2008, respectively. The extended tax holiday granted to KMS’s first plant site applies to income generated by new products using new technologies. In 2003, the tax holiday increased the Company’s net income by approximately $21.2 million ($0.90 per basic share and $0.86 per diluted share). In 2002, the tax holiday decreased the Company’s net loss by approximately $7.1 million ($0.31 per basic and diluted share) for the second six months of 2002, and increased net income by approximately $1.1 million for the first six months of 2002.

      KMS recorded tax expense of $1.5 million in 2003 related to the sale of old technology product no longer covered under the extended tax holiday at our first plant site. We utilized $5.4 million of Malaysian capital allowances and net operating loss carryforwards ($1.5 million tax-effected). Upon emergence from bankruptcy on June 30, 2002, we provided a full valuation allowance against all tax assets; therefore, upon utilization of the capital allowances and net operating loss carryforwards in the fourth quarter of 2003, a reduction of $1.5 million was made to intangible assets. The $1.5 million adjustment reduced the volume purchase agreement by $1.5 million.

      In 2003, we received approval from the Malaysian government for the exemption of withholding tax on royalty payments made by our Malaysian operations to our subsidiary in the Netherlands. The exemption is for a period of five years effective retroactively from January 2002 through December 2006. As a result, we recorded a net income tax benefit of $0.6 million related to withholding taxes we previously accrued. These withholding taxes are no longer payable.

      An additional income tax expense of $0.1 million in 2003 pertained to foreign taxes.

      Income tax expense of $2.0 million in 2002 represented foreign withholding taxes on royalty and interest payments

Minority/ Equity Interest in Net Loss of Related Companies

      In April 2002, we purchased Kobe Steel USA Holding’s, Inc.’s (Kobe USA) 20% share of KMT in exchange for certain idle assets. The purchase increased our ownership percentage of KMT to 100%. In the third quarter of 2002, we closed the KMT operation.

      In the second quarter of 2002, in accordance with fresh-start reporting requirements, our remaining investment in Chahaya Optronics, Inc. (Chahaya) of $1.7 million was written down to its estimated fair value of zero. Accordingly, no further equity in the net losses of Chahaya was recorded. Further, Chahaya ceased operations in the fourth quarter of 2002. In 2002, we recorded our equity share of Chahaya’s net loss of $2.4 million.

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

2002 versus 2001

Net Sales

      Net sales for 2002 were $286.7 million, an increase of $4.1 million from net sales of $282.6 million in 2001. Units shipped in 2002 increased to 47.7 million units, a 4.5 million unit increase compared to 43.2 million units in 2001. The overall shipment and revenue increases were primarily the result of market share gains that began in the third quarter of 2002, in addition to seasonally strong overall market conditions in the fourth quarter of 2002. Disk media unit shipment volume and total revenue increased over 100% in the fourth quarter of 2002 compared to the second quarter of 2002. Fourth quarter unit sales were somewhat constrained due to shortages of substrates from external suppliers.

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

     Gross Profit

      Our overall gross profit percentage of 11.6% in 2002 was 14.0 points higher than our overall 2001 gross loss percentage of 2.4% in 2001. The economies of scale associated with higher sales and production in the second half of 2002 significantly lowered our cost per disk, and accounted for 24.1 points of the increase. However, the higher sales volume was offset by the lower average selling price, which accounted for a decline of 10.1 points.

     Research, Development, and Engineering

      R&D expenses were $37.2 million in 2002, a $2.3 million decrease compared to $39.5 million in 2001. The decrease in costs reflected lower costs associated with the KMT plant shutdown and higher costs in the first half of 2001, reflecting additional costs incurred in Malaysia to qualify customer programs on the initial equipment relocated from the U.S.

     Selling, General, and Administrative

      SG&A expenses were $17.7 million in 2002, a $2.2 million decrease over $19.9 million in 2001. The decrease is primarily related to lower headcount and payroll-related cost, which were partially offset by stock compensation expense, which was not applicable in 2001.

     Amortization of Goodwill

      Amortization of goodwill was zero in 2002 and $22.8 million in 2001. The decrease reflected the cessation of amortization of goodwill beginning in January 2002, in accordance with SFAS 142.

     Gain on Disposal of Assets

      Gain on disposal of assets was $3.4 million in 2002, compared to $0.5 million in 2001. Asset sales in 2002 and 2001 primarily reflected the sale of idle manufacturing equipment.

     Impairment Charges Related to Goodwill

      Impairment charges related to goodwill in 2002 were $33.9 million. Upon the adoption of fresh-start reporting as of June 30, 2002, we had a goodwill balance of $33.9 million, which equaled the reorganization value in excess of amounts allocable to identifiable net assets recorded in accordance with SOP 90-7. In the fourth quarter of 2002, in accordance with FAS 142 requirements, we performed our first annual goodwill impairment test. As a result of that test, we wrote off the entire $33.9 million goodwill balance.

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

      We did not record impairment charges in 2002. Impairment charges of $50.2 million in 2001 included a $35.4 million write-down of land and buildings held for sale in Eugene, Oregon, and Fremont, California in the second quarter, and an additional $10.4 million write-down on the same properties in the fourth quarter. The impairment write-downs resulted from currently-depressed market conditions for commercial real estate, and were based on an independent valuation (net of estimated selling costs). We also recorded $4.4 million of impairment charges for manufacturing equipment no longer in service in 2001.

     In-Process Research and Development

      Upon adoption of fresh-start reporting, in June 2002, the Company recorded certain intangible assets including in-process research and development of $6.8 million, which was expensed in the third quarter of 2002.

     Interest Expense

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

     Other Income, Net

      Other income in 2002 was $399.2 million, and primarily included a net gain of $396.4 million associated with the chapter 11 cancellation of liabilities subject to compromise and fresh-start reporting, and a net $2.2 million property tax refund.

      Other income of $3.8 million in 2001 primarily included $2.0 million in refunds for manufacturing work not completed by vendors, $0.7 million in cash received on a note receivable that had been written off, and $0.6 million in realized gain on cumulative translation adjustments. The remaining $0.5 million primarily represented other miscellaneous income.

     Reorganization Costs, Net

      Reorganization costs of $6.5 million in 2002 primarily included a $5.0 million charge associated with the MMD bankruptcy claim and professional fees related to the bankruptcy filing.

      Reorganization costs of $6.1 million in 2001 primarily included $2.3 million in accretion to bring the note payable to Western Digital to its face value, $1.9 million in professional fees, and a $1.9 million adjustment to increase liabilities subject to compromise to the amount of the Western Digital equipment lease claim.

      Reorganization costs, net related solely to the bankruptcy filing. Accordingly, no further costs were recorded on this line on the consolidated statement of operations subsequent to emergence on June 30, 2002.

     Income Taxes

      Income tax expense of $2.0 million in 2002 represented foreign withholding taxes on royalty and interest payments. In 2001, we recorded an income tax benefit of $9.4 million, which was primarily related to the reversal of income tax payable due to the expiration of the statutory periods to audit our federal and state tax returns, net of $1.3 million of foreign withholding taxes on royalty and interest payments and foreign taxes of subsidiaries.

      In 2002, the tax holidays at our wholly-owned thin-film media operation, KMS, increased our net income by $8.2 million. The tax holidays had no impact on our net losses in 2001.

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

      In October 2003, we sold our idle Fremont, California land and building. The land and buildings had been valued at $23.6 million. We recognized a gain of approximately $1.0 million on the sale.

     Inventory Obsolescence

      Our policy is to maintain an inventory obsolescence reserve based upon an estimated obsolescence percentage applied to the inventory based on age, historical trends, and requirements to support forecasted sales. In addition, and as necessary, we may establish specific reserves for future known or anticipated events. The reserve for inventory obsolescence was approximately $2.6 million at December 28, 2003 and $1.7 million at December 29, 2002.

Liquidity and Capital Resources

      Cash and cash equivalents of $70.1 million at the end of the 2003 fiscal year increased by $46.5 million from the end of the 2002 fiscal year. The increase primarily reflected a $76.2 million increase resulting from consolidated operating activities, $26.8 million in proceeds from the sale of assets, and $0.6 million from sales of stock, offset by $30.8 million in debt repayments, $25.9 million of spending on property, plant, and equipment, and $0.4 million in intangible asset acquisitions.

      Consolidated operating activities generated $76.2 million in cash in 2003. The primary components of this change include the following:

•	net income of $36.0 million, net of non-cash depreciation and amortization of property, plant and equipment of $38.6 million, $6.7 million of non-cash interest expense, $3.8 million of non-cash amortization of intangible assets, $1.5 million in non-cash income tax expense, and $2.0 million of amortization of deferred stock-based compensation, less a $3.0 million gain on asset disposals;

•	an accounts receivable increase of $14.4 million primarily due to increased sales in the fourth quarter of 2003 compared to the fourth quarter of 2002;

•	an inventory increase of $10.6 million for certain key materials and finished unit inventory to support first quarter 2004 sales;

•	an accounts payable increase of $4.7 million related to the inventory increase; and

•	an accrued expenses and other liabilities increase of $11.3 million, which primarily reflected higher salary and incentive compensation accruals.

      In 2003, we spent $25.9 million on capital equipment purchases to improve our manufacturing and research and development capabilities, and repaid $30.8 million of debt. We received $26.8 million in proceeds from the sale of idle land, buildings, and manufacturing equipment. Sales of assets vary from quarter to quarter; however, we have sold the majority of our idle assets.

      At December 28, 2003, our long-term debt obligations, operating lease obligations, and unconditional purchase obligations, were as follows (in thousands):

	2004	2005	2006	2007	2008	Thereafter	Total

Long-Term Debt Obligations(1)	$20,247	$20,259	$20,271	$55,163	$108	$—	$116,048
Operating Lease Obligations(2)	3,952	3,482	3,341	415	5	—	11,195
Unconditional Purchase Obligations(3)	2,240	730	140	—	—	—	3,110

Total Contractual Cash Obligations	$26,439	$24,471	$23,752	$55,578	$113	$—	$130,353

(1)	These debt obligations were repaid as of February 2004.

(2)	These represent gross operating lease obligations, and are not reduced by sublease income.

(3)	Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding, and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable pricing provisions; and the approximate timing of the transactions. The amounts are based on our contractual commitments; however, it is possible we may negotiate lower payments if we choose to exit these contracts earlier.

      Current non-cancelable capital commitments as of December 28, 2003 were $1.5 million. For 2004, we plan to spend approximately $60.0 million on property, plant, and equipment for projects designed to increase capacity and improve yield and productivity, as well as to improve equipment capability for the manufacture of advanced products. The estimated capital spending includes $10.0 million for the purchase of a Malaysian substrate manufacturing facility. The purchase closed in January 2004.

      We lease our research and administrative facility in San Jose, California under an operating lease. We also lease and sublease another building in San Jose. Both of these leases expire in 2007, and have renewal options for five years. We also lease a building, which we no longer occupy, in Santa Rosa, California. This lease expires in April 2004. We have no capital leases.

      We had a revolving credit facility (the Exit Facility) that we entered into on June 30, 2002 simultaneously with our emergence from bankruptcy that initially allowed for advances of up to $15.0 million, with a $3.0 million letter of credit sub-facility. As of December 28, 2003, there were no borrowings under the Exit Facility. The Exit Facility had a maturity date of June 30, 2005. We terminated the exit facility on January 28, 2004.

      As of December 28, 2003, we had outstanding $63.2 million of cash pay notes and $52.0 million of paid-in-kind (PIK) notes (Senior Secured Notes), and $0.9 million of secured and unsecured promissory notes.

      On September 30, 2003, we completed the sale of our idle Fremont, California land and buildings. The net proceeds from the sale of the land and buildings were approximately $24.0 million, resulting in a gain of approximately $1.0 million. The sale was recorded in the fourth quarter of 2003. On October 21, 2003, we used 50% of the net proceeds ($12.1 million) to pay down our debt as required under the terms of our Senior Notes Indenture due in 2007. Additionally, we made required principal payments of $5.0 million on the Senior Notes in the third and fourth quarters of 2003, and in January 2004.

      In 2003, we received consent from a majority of the holders of the Senior Secured Notes and the lender under the Exit Facility to redeem in full the Junior Secured Notes. Accordingly, in December 2003, we fully redeemed the Junior Secured Notes, including accrued interest, for $8.3 million.

      On January 28, 2004, we announced the closing of our offering of 4.0 million shares of our common stock at $20.00 per share, of which selling security holders sold 0.5 million shares, and $80.5 million of 2.0% Convertible Subordinated Notes (the Notes). Total net proceeds to the Company from these offerings were approximately $144.0 million. We used $111.5 million of the net proceeds to redeem in full our Senior Secured Notes, including accrued interest, as of February 26, 2004.

      The Notes mature on February 1, 2024, bear interest at 2%, and require semiannual interest payments beginning on August 1, 2004. We expect that the semiannual interest payments of $0.8 million will not have a material effect on our liquidity in 2004. The Notes will be convertible, under certain circumstances, into shares of our common stock based on an initial effective conversion price of $26.40. Holders of the Notes may convert the Notes into shares of our common stock prior to maturity if: 1) the sale price of our common stock exceeds a specified threshold; 2) the trading price of the Notes falls below a specified threshold prior to February 19, 2019; 3) the Notes have been called for redemption; or 4) specified corporate transactions occur. We may redeem the Notes on or after February 6, 2007, at specified declining redemption premiums. Holders of the Notes may require us to purchase the Notes on February 1, 2001, 2014, or 2019, or upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest.

      On October 7, 2003, we announced an expanded business relationship with Maxtor, which includes specific dedicated media production capacity including a capacity expansion effort, a five-year supply agreement and the naming of Komag as a strategic external media supplier of Maxtor.

      Based on current operating forecasts, we anticipate that our cash balance, estimated cash from 2004 operations, and the remaining proceeds from the new debt and equity offerings after redemption of the Senior Secured Notes (discussed above) will be adequate to support our continuing operations and capital spending plan, and to make interest payments on the new debt for at least the next twelve months.

Other

      Not applicable.

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

      A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, a large portion of our payroll, certain operating expenses, and capital purchases are transacted in other currencies, primarily Malaysian ringgit. Since late 1998, the ringgit has been pegged at a conversion rate of 3.8 Malaysian ringgit to the U.S. dollar. If the pegging is lifted in the future, we will evaluate whether or not we will enter any hedging contracts for the Malaysian ringgit. Expenses recorded in Malaysian ringgit in 2003 totaled approximately $45.2 million.

      As of December 28, 2003, we had $63.2 million in Senior Secured Notes outstanding with a maturity date in June 2007, and an interest rate at the greater of 8% per annum, or the prime rate plus 3%. At December 28, 2003, the prime rate was 4%. A hypothetical 100 basis point increase in interest rates would result in approximately $0.6 million of additional interest expense each year. The Senior Secured Notes were repaid in full in February 2004.

Item 8.     Consolidated Financial Statements and Supplementary Data

KOMAG, INCORPORATED

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Komag, Incorporated

      We have audited the accompanying consolidated balance sheets of Komag, Incorporated and subsidiaries (the Company) as of December 28, 2003 and December 29, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 28, 2003, the six-month periods ended December 29, 2002 and June 30, 2002, and the year ended December 30, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Komag, Incorporated and subsidiaries as of December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for the year ended December 28, 2003, the six-month periods ended December 29, 2002 and June 30, 2002, and the year ended December 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Notes 1 and 11 to the consolidated financial statements, effective as of the beginning of the 2002 fiscal year, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

      As discussed in Notes 1, 2, and 3 to the consolidated financial statements, the Company’s plan of reorganization under Chapter 11 of the United States Bankruptcy Code became effective on June 30, 2002. As a result of the adoption of “fresh-start” reporting in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” the consolidated financial statements as of and for the year ended December 28, 2003 and as of and for the six-month period ended December 29, 2002 are presented on a different reporting basis than the periods before the emergence from bankruptcy, and are therefore not comparable.

KPMG LLP

San Francisco, California

January 16, 2004, except as to the first and
second paragraphs of Note 17, which are
as of January 27, 2004 and February 27,
2004, respectively

KOMAG, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Successor	Successor	Predecessor	Predecessor
	Company	Company	Company	Company

	Year	Six Months	Six Months	Year
	Ended	Ended	Ended	Ended
	Dec 28, 2003	Dec 29, 2002	June 30, 2002	Dec 30, 2001

Net sales	$438,292	$174,749	$111,955	$282,613
Cost of sales	330,870	143,009	110,397	289,353

Gross profit (loss)	107,422	31,740	1,558	(6,740)
Operating expenses:
Research, development, and engineering	42,085	18,400	18,796	39,546
Selling, general, and administrative	18,939	9,483	8,256	19,929
Amortization of goodwill	—	—	—	22,797
Gain on disposal of assets	(3,021)	(1,310)	(2,138)	(515)
Impairment charges related to goodwill	—	33,870	—	—
Restructuring/impairment charges	—	893	4,318	57,430
In-process research and development	—	6,784	—	—

	58,003	68,120	29,232	139,187

Operating income (loss)	49,419	(36,380)	(27,674)	(145,927)
Other income (expense):
Interest income	524	132	193	1,528
Interest expense	(13,153)	(6,553)	—	(155,192)
Other income, net	250	2,150	397,009	3,771

	(12,379)	(4,271)	397,202	(149,893)

Income (loss) before reorganization costs, income taxes, minority interest/equity interest in net loss of related companies, and cumulative effect of change in accounting principle	37,040	(40,651)	369,528	(295,820)
Reorganization costs, net	—	—	6,511	6,066
Provision for (benefit from) income taxes	1,000	1,268	719	(9,433)

Income (loss) before minority interest/equity interest in net loss of related companies, and cumulative effect of change in accounting principle	36,040	(41,919)	362,298	(292,453)
Minority interest/equity interest in net loss of related companies	—	—	(2,374)	(3,942)

Income (loss) before cumulative effect of change in accounting principle	36,040	(41,919)	359,924	(296,395)
Cumulative effect of change in accounting principle	—	—	(47,509)	—

Net income (loss)	$36,040	$(41,919)	$312,415	$(296,395)

Basic net income (loss) per share	$1.53	$(1.84)

Diluted net income (loss) per share	$1.47	$(1.84)

Number of shares used in basic per share computations	23,504	22,840

Number of shares used in diluted per share computations	24,518	22,840

See notes to consolidated financial statements.

KOMAG, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands)

	Dec 28, 2003	Dec 29, 2002

ASSETS
Current assets
Cash and cash equivalents	$70,058	$23,520
Accounts receivable (less allowances of $1,064 and $1,101, respectively)	60,628	46,241
Inventories	25,501	14,925
Prepaid expenses and deposits	2,756	2,288

Total current assets	158,943	86,974
Property, plant, and equipment, net	184,536	196,414
Land and buildings held for sale	—	24,600
Intangible assets, net	4,257	9,142
Other assets	71	70

	$347,807	$317,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$20,247	$10,229
Trade accounts payable	40,117	35,371
Accrued expenses and other liabilities	25,054	13,717

Total current liabilities	85,418	59,317
Long-term debt	95,801	129,923

Total liabilities	181,219	189,240
Stockholders’ equity
Common stock, $0.01 par value per share:
Authorized — 50,000 shares
Issued and outstanding — 23,753 and 23,172 shares, respectively	238	232
Additional paid-in capital	172,457	171,876
Deferred stock-based compensation	(228)	(2,229)
Accumulated deficit	(5,879)	(41,919)

Total stockholders’ equity	166,588	127,960

	$347,807	$317,200

See notes to consolidated financial statements.

KOMAG, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor	Successor	Predecessor	Predecessor
	Company	Company	Company	Company

	Year	Six Months	Six Months	Year
	Ended	Ended	Ended	Ended
	Dec 28, 2003	Dec 29, 2002	June 30, 2002	Dec 30, 2001

Operating Activities
Net income (loss)	$36,040	$(41,919)	$312,415	$(296,395)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on extinguishment of liabilities subject to compromise and revaluation of assets and liabilities pursuant to fresh-start reporting	—	—	(396,376)	—
Cumulative effect of change in accounting principle	—	—	47,509	—
Impairment charges related to property, plant, and equipment and goodwill	—	33,870	216	50,235
Depreciation and amortization on property, plant, and equipment	38,625	24,114	25,998	68,925
Amortization of intangible assets	3,756	1,849	3,609	4,284
Amortization of goodwill	—	—	—	22,797
Amortization of deferred stock-based compensation	1,980	2,403	—	—
In-process research and development expense	—	6,784	—	—
Non-cash interest charges	6,657	3,090	—	134,057
Gain on liquidation of subsidiary	—	—	—	(579)
Gain on disposal of assets	(3,021)	(1,310)	(2,138)	(515)
Non-cash income tax provision	1,500	—	—	—
Deferred income taxes	—	—	—	(10,810)
Minority interest/equity interest in net loss of related companies	—	—	2,374	3,942
Changes in operating assets and liabilities:
Accounts receivable, net	(14,387)	(25,327)	4,234	15,095
Inventories	(10,576)	(1,288)	(2,069)	9,676
Prepaid expenses and deposits	(468)	1,070	(1,480)	1,452
Trade accounts payable	4,746	14,498	5,870	(10,844)
Accrued expenses and other liabilities	11,337	(10,416)	1,693	(21,084)

	76,189	7,418	1,855	(29,764)
Reorganization costs, net	—	—	6,511	6,066

Net cash provided by (used in) operating activities	76,189	7,418	8,366	(23,698)
Investing Activities
Acquisition of property, plant and equipment	(25,892)	(7,038)	(6,855)	(25,673)
Purchases of short-term investments	—	—	(338)	(5,777)
Proceeds from short-term investments at maturity	—	338	335	15,039
Proceeds from disposal of property, plant and equipment	26,766	1,421	3,043	1,200
Investment in intangible assets	(371)	(212)	(70)	93
Changes in deposits and other assets	(1)	21	29	61

Net cash provided by (used in) investing activities	502	(5,470)	(3,856)	(15,057)
Financing Activities
Payment of debt	(30,761)	(424)	—	(15,000)
Proceeds from sale of common stock, net of issuance costs	608	—	—	174

Net cash used in financing activities	(30,153)	(424)	—	(14,826)

Increase (decrease) in cash and cash equivalents	46,538	1,524	4,510	(53,581)
Cash and cash equivalents at beginning of period	23,520	21,996	17,486	71,067

Cash and cash equivalents at end of period	$70,058	$23,520	$21,996	$17,486

Supplemental disclosure of cash flow information
Cash paid for interest	$6,459	$3,176	$—	$14,703
Cash paid for income taxes	$25	$473	$561	$27
Non-cash activities
Acquisition of minority interest	$—	$1,398	$—	$—

See notes to consolidated financial statements.

KOMAG, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
	Common Stock		Additional	Deferred		Other
			Paid-in	Stock-Based	Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Income	Total

PREDECESSOR COMPANY
Balance at December 31, 2000	111,630	$1,116	$586,133	$—	$(435,967)	$579	$151,861
Net loss					(296,395)		(296,395)
Realized gain on liquidation of subsidiary						(579)	(579)

Total comprehensive loss							(296,974)
Common stock issued under stock option and purchase plans	295	3	171				174

Balance at December 30, 2001	111,925	1,119	586,304	—	(732,362)	—	(144,939)
Net income for the period from December 31, 2001 to June 30, 2002					312,415		312,415
Equity fresh-start adjustments on emergence from bankruptcy	(111,925)	(1,119)	(586,304)		419,947		(167,476)
Issuance of new common stock	22,826	228	167,248				167,476

Balance at June 30, 2002	22,826	228	167,248	—	—	—	167,476
SUCCESSOR COMPANY
Net loss for the period from July 1, 2002 to December 29, 2002					(41,919)		(41,919)
Deferred stock-based compensation			4,632	(4,632)			—
Amortization of deferred stock-based compensation				2,403			2,403
Common stock issued under stock plans	346	4	(4)				—

Balance at December 29, 2002	23,172	232	171,876	(2,229)	(41,919)	—	127,960
Net income					36,040		36,040
Deferred stock-based compensation			(21)	21			—
Amortization of deferred stock-based compensation				1,980			1,980
Common stock issued under stock plans	581	6	602				608

Balance at December 28, 2003	23,753	$238	$172,457	$(228)	$(5,879)	$—	$166,588

See notes to consolidated financial statements.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      As a result of the adoption of fresh-start reporting, the consolidated statements of operations and statements of cash flows for periods ended after June 30, 2002 are prepared on a basis of accounting that is different from that utilized for periods ended prior to July 1, 2002. Therefore, the Company’s consolidated statements of operations and cash flows for the six months ended June 30, 2002 and the year ended December 30, 2001 (which are presented as the predecessor company) are not comparable to the Company’s consolidated statements of operations and cash flows for the six months ended December 29, 2002 and the year ended December 28, 2003 (which are presented as the successor company).

      Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

      Fiscal Year:     The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The 2001 and 2003 fiscal years were 52-week years. The six months ended December 29, 2002, and June 30, 2002, were 26-week periods. The Company’s 2004 fiscal year will contain 53 weeks. The additional week will be included in the Company’s first quarter of 2004. Accordingly, the first quarter of 2004 will be comprised of fourteen weeks, and all other quarters of 2004 will include thirteen weeks.

      Cash Equivalents:     The Company considers as a cash equivalent any highly-liquid investment that matures within three months of its purchase date.

      Inventories:     Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following (in thousands):

	Dec. 28, 2003	Dec. 29, 2002

Raw material	$13,525	$9,281
Work in process	6,134	2,350
Finished goods	5,842	3,294

	$25,501	$14,925

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

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On September 30, 2003, the Company completed the sale of its idle Fremont, California land and buildings. The land and buildings were acquired through the merger with HMT in October 2000 and had been idle and held for sale since 2001. The net proceeds from the sale of the land and buildings were approximately $24.0 million, resulting in a gain of approximately $1.0 million. The sale was recorded in the fourth quarter of 2003.

      Property, plant, and equipment consists of the following (in thousands):

	Dec. 28, 2003	Dec. 29, 2002

Land	$6,709	$6,709
Buildings	116,197	114,559
Leasehold improvements	2,974	2,990
Furniture	1,376	1,287
Equipment	119,940	94,983

	247,196	220,528
Less accumulated depreciation and amortization	(62,660)	(24,114)

	$184,536	$196,414

      Impairment of Long-lived Assets:     Long-lived assets, including identifiable intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that such assets may be impaired or the estimated useful lives are no longer appropriate. The Company reviews its long-lived assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event that such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values utilizing discounted estimates of future cash flows.

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

      Cost of Sales:     Cost of sales includes direct and indirect manufacturing costs, inbound, outbound, and internal freight costs, purchasing and receiving costs, quality inspection costs, and warehousing costs.

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

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reflects the effect on the Company’s net income (loss) and income (loss) per share after emergence from bankruptcy (the Successor Company) for the year ended December 28, 2003 and the six months ended December 29, 2002, and on the Company’s net income (loss) prior to emergence from bankruptcy (the Predecessor Company) for the six months ended June 30, 2002 and the year ended December 30, 2001, had the fair value method been applied to all outstanding and unvested awards. Upon emergence from chapter 11 on June 30, 2002, the Company had a significant change in the structure of stockholders’ equity. Accordingly, earnings per share of the Predecessor Company are not presented, as the amounts are not meaningful.

      The table is in thousands, except per share data.

	Successor Company		Predecessor Company

	Year	Six Months	Six Months	Year
	Ended	Ended	Ended	Ended
	Dec. 28, 2003	Dec. 29, 2002	June 30, 2002	Dec. 30, 2001

Net income (loss), as reported	$36,040	$(41,919)	$312,415	$(296,395)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	1,980	2,404	—	—
Deduct: Stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(4,265)	(2,404)	(4,895)	(9,790)

Pro forma net income (loss)	$33,755	$(41,919)	$307,520	$(306,185)

Net income (loss) per share:
Basic — as reported	$1.53	$(1.84)

Diluted — as reported	$1.47	$(1.84)

Basic — pro forma	$1.44	$(1.84)

Diluted — pro forma	$1.38	$(1.84)

      For pro forma disclosure purposes, the Company used the Black-Scholes option pricing model to estimate the fair value of each option and stock purchase right grant on the date of grant.

      The following assumptions were used to estimate the fair value of option grants in 2003, the second six months of 2002 (there were no grants in the first six months of 2002), and 2001: risk-free interest rates of 2.6%, 1.3%, and 4.6%, respectively; volatility factors of the expected market price of the Company’s common stock of 86.7%, 88.3%, and 266.0%, respectively; and a weighted-average expected option life of 4.0, 0.5, and 4.3 years, respectively. The weighted-average fair value of options granted during 2003, the second six months of 2002, and 2001 was $5.77, $3.01, and $0.76, respectively.

      The following assumptions were used to estimate the fair value of employee purchase rights under the Amended and Restated 2002 Employee Stock Purchase Plan (ESPP) in 2003: a risk-free interest rate of 1.1%, a volatility factor of 60.8%, and a weighted-average expected purchase rights life of six months. The weighted-average fair value of purchase rights granted was $7.84 in 2003. No ESPP Plan was in effect in 2002. No ESPP shares were issued in 2001.

      Because the Company does not pay dividends, there was no dividend yield included in the pro forma disclosure calculation.

      Income Taxes: The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Net Income (Loss) Per Share: The Company determines net income (loss) per share in accordance with SFAS No. 128, Earnings per Share.

      Basic net income (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares and dilutive potential shares of common stock outstanding during the period. The dilutive effect of outstanding options and stock purchase rights is reflected in diluted net income (loss) per share by application of the treasury stock method.

      Upon emergence from chapter 11 on June 30, 2002, the Company had a significant change in the structure of stockholders’ equity (see Notes 2 and 14). Accordingly, net income (loss) per share amounts of the Predecessor Company are not presented, as the amounts are not meaningful.

      The following table sets forth the computation of net income (loss) per share (in thousands, except per share amounts):

	Successor	Successor
	Company	Company

	Year	Six Months
	Ended	Ended
	Dec. 28, 2003	Dec. 29, 2002

Numerator: Net income (loss)	$36,040	$(41,919)

Denominator for basic income (loss) per share — weighted average shares	23,504	22,840
Effect of dilutive securities:
Stock purchase rights	456	—
Stock options	337	—
Warrants	221	—

Denominator for dilutive income (loss) per share	24,518	22,840

Basic net income (loss) per share	$1.53	$(1.84)

Diluted net income (loss) per share	$1.47	$(1.84)

      Incremental common shares attributable to outstanding common stock options (assuming proceeds would be used to purchase treasury stock) of approximately 192,000 for 2003 and 75,000 for the second six months of 2002 were not included in the diluted net income (loss) per share computation because the effect would have been anti-dilutive.

      Incremental common shares attributable to outstanding warrants (assuming proceeds would be used to purchase treasury stock) of approximately 1,000,000 for the second six months of 2002 were not included in the diluted net income (loss) per share computation because the effect would have been anti-dilutive.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Incremental common shares attributable to outstanding stock purchase rights (assuming proceeds would be used to purchase treasury stock) of approximately 68,000 for the second six months of 2002 were not included in the diluted net income (loss) per share computation because the effect would have been anti-dilutive.

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

      Recent Accounting Pronouncements: In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires a guarantor to (i) include disclosure of certain obligations and (ii) if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The disclosure provisions of FIN 45 were effective for financial statements of interim or annual reports that end after December 15, 2002. The recognition and measurement provisions of FIN 45 were effective for guarantees issued or modified after December 29, 2002. The Company’s adoption of FIN 45 had no impact on its consolidated financial statements.

      In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company does not expect FIN 46R to have a material impact on its consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments effective with the beginning of the first fiscal period after June 15, 2003. The Company adopted SFAS No. 150 on the first day of its fiscal 2003 third quarter. The adoption had no impact on the Company’s consolidated financial statements.

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

      In accordance with the Plan, current employees were to receive up to 1.625 million shares of new common stock pursuant to the Company’s 2002 Qualified Stock Plan. This distribution was approved by the Company’s board of directors in July 2002, and approved by stockholders at the October 3, 2002 meeting. The distribution process to employees commenced after October 3, 2002. As of December 28, 2003, 1.125 million stock purchase rights were granted (net of cancellations), and 0.402 million options were granted (net of cancellations), under the 2002 Qualified Stock Plan. As of December 28, 2003, 0.487 million shares of common stock related to the stock purchase rights had been issued (net of cancellations), and 0.335 million shares of common stock related to stock options had been issued. As of December 28, 2003, the Company had available to grant up to 0.098 million shares out of the original 1.625 million shares approved.

      As of the Effective Date, the Company was authorized to issue 50.0 million shares of new common stock with a par value of $0.01. Prior to December 28, 2003, the Company had issued and distributed all of the shares of common stock pursuant to the Plan. Additionally, as of December 28, 2003, the Company had outstanding warrants to purchase up to 1.0 million shares of new common stock at $9.00 a share. The warrants are exercisable until June 2005.

      Under the Plan, the Company entered into a Registration Rights Agreement (the Agreement) with four of the holders of Class 3 and Class 4 claims, under which the shares of new common stock issued to them, as well as the Senior Secured Notes, were registered under federal securities laws. This registration statement was filed, and became effective in October 2002.

      In accordance with the Plan, a new $15.0 million Secured Loan Facility (the Exit Facility) was entered into as of the Effective Date. See Note 13 for terms of the Exit Facility and the Senior and Junior Secured Notes.

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

      The enterprise valuation of $310.0 million was based on the consideration of many factors and various valuation methods, including the income approach and application of the discounted cash flow method based on projected five and one-quarter year financial information, selected publicly traded company market multiples for certain companies operating businesses viewed to be similar to that of the Company, and other

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applicable ratios and valuation techniques believed by the Company to be representative of the Company’s business and industry. The valuation was approved by the creditors and ratified by the Plan. The discount rate applied to the five and one-quarter year cash flow was 20%, the income tax rate utilized ranged from zero to approximately 30%, and the residual value approximated $500 million based on the last year’s projected operating income plus depreciation times a market multiple of 6. The predecessor Company’s stockholders’ deficit was eliminated as of June 30, 2002, on adoption of fresh-start reporting.

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

      The following amounts show the detail of Other income, net for the fiscal year ended December 28, 2003, the six-month periods ended December 29, 2002 and June 30, 2002, and the fiscal year ended December 30, 2001 (in thousands):

	Successor	Successor	Predecessor	Predecessor
	Company	Company	Company	Company

	Year	Six Months	Six Months	Year
	Ended	Ended	Ended	Ended
	Dec. 28, 2003	Dec. 29, 2002	June 30, 2002	Dec. 30, 2001

Gain on extinguishment of liabilities subject to compromise	$—	$—	$379,027	$—
Gain on revaluation of assets and liabilities pursuant to fresh-start reporting	—	—	17,349	—
Other income, net	250	2,150	633	3,771

	$250	$2,150	$397,009	$3,771

      Other income, net in the six months ended December 29, 2002, included a net $2.2 million property tax refund in connection with the former HMT facilities in Fremont, California.

      Other income, net in the year ended December 30, 2001, included $2.0 million in refunds related to certain manufacturing equipment work which was not completed by vendors, $0.7 million in payments on a receivable that had been previously written off, and a $0.6 million realized gain on the liquidation of a subsidiary.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.     Related Parties

      In November 2000, the Company formed Chahaya Optronics, Inc. (Chahaya) with two venture capital firms to provide manufacturing services, primarily in the field of optical components and subsystems. The Company contributed key personnel, design and tooling, manufacturing systems, equipment, facilities, and support services in exchange for an initial 45% interest in Chahaya.

      During 2001 and 2002 the Company recorded its equity share of Chahaya’s net loss. In accordance with the adoption of fresh-start reporting discussed in Note 3, the Company’s remaining investment balance of $1.7 million was written down to its estimated fair value of zero in the second quarter of 2002. In the fourth quarter of 2002, Chahaya ceased operations, and as of December 29, 2002, the Company had no remaining obligations related to Chahaya.

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

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summary information for the Company’s operations by geographic location is as follows (in thousands):

	Successor	Successor	Predecessor	Predecessor
	Company	Company	Company	Company

	Year	Six Months	Six Months	Year
	Ended	Ended	Ended	Ended
	Dec. 28, 2003	Dec. 29, 2002	June 30, 2002	Dec. 30, 2001

Net sales:
To customers from US operations	$1,141	$815	$1,343	$22,141
To customers from Malaysian operations	437,151	173,934	110,612	260,472
Intercompany from Malaysian operations	102,680	43,532	34,642	72,084
Intercompany from US operations	369	320	913	18,956

	541,341	218,601	147,510	373,653
Intercompany eliminations	(103,049)	(43,852)	(35,555)	(91,040)

Total net sales	$438,292	$174,749	$111,955	$282,613

Operating income (loss):
US operations	$(2,679)	$(38,811)	$(10,686)	$(67,520)
Malaysian operations	52,098	2,431	(16,988)	(78,407)

Total operating income (loss)	$49,419	$(36,380)	$(27,674)	$(145,927)

Long-lived assets:
US operations	$16,314	$43,579
Malaysian operations	172,550	186,647

Total long-lived assets	$188,864	$230,226

      External sales by geographic location, which is determined by the customers’ sold-to address, are as follows (in thousands):

	Successor	Successor	Predecessor	Predecessor
	Company	Company	Company	Company

		Six Months	Six Months
	Year Ended	Ended	Ended	Year Ended
	Dec. 28, 2003	Dec. 29, 2002	June 30, 2002	Dec. 30, 2001

Singapore	$138,584	$56,077	$36,611	$94,138
Malaysia	137,977	84,390	65,288	168,384
Thailand	68,855	21,332	4,063	298
Japan	26,107	1,362	1,856	1,411
China	21,979	462	194	4,749
Europe	20,966	8,008	339	51
US	15,105	3,118	3,604	13,732
Other Asia	8,719	—	—	(150)

Total net sales	$438,292	$174,749	$111,955	$282,613

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.     Concentration of Customer and Supplier Risk

      The majority of the Company’s sales are derived from a relatively small number of customers, resulting in a concentration of credit risk with respect to trade receivables. The Company performs ongoing credit evaluations of its customers, and generally requires no collateral for sales to these customers. Based on management’s evaluation of potential credit losses, the Company believes its allowance for doubtful accounts is adequate. The Company had one customer that accounted for $24.1 million of its accounts receivable at December 28, 2003, and 38% of its net sales for the year ended December 28, 2003. A second customer accounted for $16.1 million of the Company’s accounts receivable at December 28, 2003, and 17% of its net sales for the year ended December 28, 2003. A third customer accounted for $14.7 million of the Company’s accounts receivable at December 28, 2003, and 37% of its net sales for the year ended December 28, 2003.

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

      Because of the Company’s small customer base, the loss of any one significant customer would have a material impact on the Company’s business operations.

      Significant customers accounted for the following percentages of net sales in 2003, 2002, and 2001:

	Successor	Successor	Predecessor	Predecessor
	Company	Company	Company	Company

		Six Months	Six Months
	Year Ended	Ended	Ended	Year Ended
	Dec. 28, 2003	Dec. 29, 2002	June 30, 2002	Dec. 30, 2001

Western Digital Corporation	38%	60%	62%	59%
Maxtor Corporation	37%	31%	30%	27%
Hitachi Global Storage Technologies(1)	17%	—	—	—
IBM	5%	7%	1%	—

(1)	Hitachi Global Storage Technologies was founded in 2003, and was formed as a result of the combination of Hitachi’s and IBM’s storage technology business.

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

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.     Employee Savings and Deferred Profit Sharing Plan

      The Company maintains a savings and deferred profit sharing plan. Employees who meet certain criteria are eligible to participate. In addition to voluntary employee contributions to the plan, the Company matches a portion of each employee’s contributions to the plan, up to a maximum amount. The Company contributed a total of $0.7 million to the plan in 2003, $0.3 million in the second six months of 2002, $0.4 million in the first six months of 2002, and $0.7 million in 2001. Plan expenses are included in selling, general, and administrative expenses.

Note 8.     Impairment Charges

      The Company recorded impairment charges related to goodwill of $33.9 million as a separate line item in the consolidated statement of operations for the six months ended December 29, 2002. The Company also recorded a goodwill impairment charge of $47.5 million during the six months ended June 30, 2002 upon adoption of SFAS No. 142 as a cumulative effect of a change in accounting principle. See Note 11. The Company recorded a $0.2 million impairment charge on assets during the six months ended June 30, 2002, related to the closure of KMT’s operations. Impairment charges in 2001 included a $45.8 million write-down of land and buildings held for sale in Eugene, Oregon, and Fremont, California, and a $4.4 million impairment charge pertaining to manufacturing equipment no longer in service. The land and buildings write-down reflected depressed market conditions for commercial real estate and was based on an independent valuation less estimated selling costs. These charges were included in restructuring/impairment charges in the condensed consolidated statement of operations for the year ended December 30, 2001.

Note 9. Income Taxes

      The provision (benefit) for income taxes consists of the following (in thousands):

	Successor	Successor	Predecessor	Predecessor
	Company	Company	Company	Company

		Six Months	Six Months
	Year Ended	Ended	Ended	Year Ended
	Dec. 28, 2003	Dec. 29, 2002	June 30, 2002	Dec. 30, 2001

Federal:
Current	$—	$(65)	$—	$18
Deferred	—	—	—	(11,069)

	—	(65)	—	(11,051)
State:
Current	2	—	2	13
Deferred	—	—	—	259

	2	—	2	272
Foreign:
Current	998	1,333	717	1,346

	$1,000	$1,268	$719	$(9,433)

      The foreign provision for 2003 consists of foreign income taxes of the Company’s subsidiaries net of a reversal of withholding taxes previously accrued in 2002. The foreign provisions for 2002 and 2001 consist of withholding taxes on royalty and interest payments and foreign taxes of the Company’s subsidiaries.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets (liabilities) are comprised of the following (in thousands):

	Dec. 28, 2003	Dec. 29, 2002

Deferred tax assets
Depreciation and amortization	$23,739	$25,999
Accrued compensation and benefits	1,262	1,637
Other	5,344	1,815
Tax benefit of net operating loss carryforwards	62,729	58,465
Tax benefit of credit carryforwards	31,409	27,082

Gross deferred tax assets	124,483	114,998
Deferred tax liabilities	(800)	(800)

Net deferred tax assets	123,683	114,198
Valuation allowance	(123,683)	(114,198)

Total net deferred tax assets	$—	$—

      As of December 28, 2003, the Company has federal and state net operating loss carryforwards of approximately $174.6 million and $7.7 million. The Company also has federal and state tax credit carryforwards of approximately $11.6 million and $30.4 million, respectively. The Company’s federal and state net operating losses expire beginning in 2019 through 2023 and 2013, respectively. The Company’s federal R&D and AMT tax credit can be carried forward for twenty years and indefinitely, respectively, and the state R&D credit can be carried forward indefinitely. As a result of the Company’s chapter 11 bankruptcy proceedings, the Company’s federal and state net operating loss carryforwards were reduced by $362.2 million and $230.4 million, respectively, and state tax credit carryforwards were also reduced by $10.2 million.

      The utilization of the Company’s net operating losses and tax credit carryforwards is subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar State provisions. The ownership change will result in an annual limitation of $8.4 million. Consequently, some of the Company’s tax attributes carryforwards will expire before they can be fully utilized. The Company, therefore, has reduced its federal net operating loss carryforwards by $156.6 million, and has also reduced its federal and state tax credits carryforwards by $14.3 million and $7.6 million, respectively. The Company has also provided a full valuation allowance against its remaining net deferred tax assets due to the uncertainty of the timing and amount of future income. The use of the Company’s net operating losses and tax credits carryforwards generated by the Predecessor Company, will be accounted for as a credit to intangible assets first when utilized and then to additional paid-in-capital after the intangible assets have been reduced to zero.

      The deferred tax asset valuation allowance increased by $9.5 million in 2003, decreased by $236.1 million in 2002, and increased by $177.6 million in 2001.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the income tax provision (benefit) at the 35% federal statutory rate to the income tax provision at the effective tax rate is as follows (in thousands):

	Successor	Successor	Predecessor	Predecessor
	Company	Company	Company	Company

		Six Months	Six Months
	Year Ended	Ended	Ended	Year Ended
	Dec. 28, 2003	Dec. 29, 2002	June 30, 2002	Dec. 30, 2001

Income tax expense (benefit) at federal statutory rate	$12,964	$(14,228)	$127,056	$(107,039)
State income taxes, net of federal benefit	1	—	2	272
Foreign withholding taxes	(834)	1,333	717	1,346
Non-deductible interest expense	—	586	496	46,920
Non-deductible goodwill amortization and impairment	—	11,865	—	5,901
Non-taxable gain on the extinguishment of liabilities subject to compromise	—	—	(132,650)	—
Changes in estimate for tax contingencies	—	—	—	10,995
Foreign rate differential	(14,948)	(2,415)	9,870	29,298
Losses for which no current year benefit available	3,820	—	—	1,373
In-process research and development	0	2,374	—
Other	(3)	1,753	(4,772)	1,501

	$1,000	$1,268	$719	$(9,433)

      Foreign pretax income (loss) was $48.0 million, $6.9 million, ($28.2) million, and ($83.7) million in 2003, the second six months of 2002, the first six months of 2002, and 2001, respectively.

      The Company’s wholly owned thin-film media operation, Komag USA (Malaysia) SDN (KMS), received an eight-year extension of its tax holiday, which expired in June 2003, for its first plant site in Malaysia. The additional extension extends the tax holiday through June 2011. KMS has also been granted additional tax holidays for its second and third plant sites in Malaysia. These tax holidays are effective through December 2006 and 2008, respectively. The extended tax holiday granted to KMS’s first plant site applies to income generated by new products using new technologies.

      In 2003, the tax holiday increased the Company’s net income by approximately $21.2 million ($0.90 per basic share and $0.86 per diluted share). In 2002, the tax holiday decreased the Company’s net loss by approximately $7.1 million ($0.31 per basic and diluted share) for the second six months of 2002, and increased net income by approximately $1.1 million for the first six months of 2002. The tax holidays had no impact on the Company’s 2001 net loss.

      In the third quarter of 2003, the Company received approval from the Malaysian Ministry of Finance for the exemption of withholding tax on royalty payments made by its Malaysian operations to its subsidiary in the Netherlands. The exemption is for a period of five years effective retroactively from January 2002 through December 2006. As a result, the Company recorded an income tax benefit of $0.8 million in 2003 related to withholding taxes it previously accrued in 2002. These withholding taxes are no longer payable.

      In the fourth quarter of 2003, the Company utilized $5.4 million of Malaysian capital allowances and net operating loss carryforwards ($1.5 million tax-effected) for income earned for older technology products. See

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11. As of December 28, 2003, KMS had capital allowances, unabsorbed losses, and reinvestment allowance carryforwards of $8.0 million, which can offset future taxable income not sheltered by tax holidays.

Note 10.     Fair Value of Financial Instruments

      The carrying values of cash and cash equivalents, accounts receivable and certain other current assets and liabilities approximate their fair values at December 28, 2003, and December 29, 2002, due to the relatively short period to maturity of these instruments.

      As of December 28, 2003, the fair value of the Company’s long-term debt approximated $138.8 million. The fair value of long-term debt is estimated based on discounted cash flow analyses using interest rates for the same or similar debt having the same or similar maturities and collateral requirements. As of December 29, 2002, the fair value of the Company’s long-term debt approximated its carrying values.

Note 11.     Goodwill and Other Intangible Assets

      In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill should not be amortized, but should be subject to an impairment test at least annually.

      The Company completed a transitional impairment analysis of its goodwill during the six months ended June 30, 2002 and recorded a transitional impairment loss of $47.5 million as of the first day of fiscal 2002. The transitional impairment loss of $47.5 million was recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations. Upon the adoption of fresh-start reporting as of June 30, 2002, the Company recorded goodwill of $33.9 million, which equals the reorganization value in excess of amounts allocable to identifiable net assets recorded in accordance with SOP 90-7. In the fourth quarter of 2002, the Company performed its first annual goodwill impairment analysis under SFAS No. 142. Because the fair value of the company’s single reporting unit, as estimated by the Company’s market capitalization was significantly less than net book value at December 29, 2002, the Company wrote off the entire $33.9 million goodwill balance in the fourth quarter of 2002.

      Upon the adoption of fresh-start reporting as of June 30, 2002, the Company recorded other intangible assets in the amount of $17.6 million. As of December 28, 2003, other intangible assets included: 1) a volume purchase agreement of $7.7 million (less accumulated amortization of $4.2 million and a $1.0 million tax-related adjustment discussed below), which was being amortized on a straight-line basis over its useful life of two and three-quarter years; 2) developed technology of $3.1 million (less accumulated amortization of $1.3 million and a $0.5 million tax-related adjustment discussed below), which was being amortized on a straight-line basis over its estimated useful life of three and one-half years; and 3) patent costs of $0.6 million (less accumulated amortization of $0.1 million).

      In the fourth quarter of 2003, the Company utilized $5.4 million of Malaysian capital allowances and net operating loss carryforwards ($1.5 million tax-effected). Upon emergence from bankruptcy on June 30, 2002, the Company provided a full valuation allowance against all tax assets; therefore, upon utilization of the capital allowances and net operating loss carryforwards in the fourth quarter of 2003, a reduction of $1.5 million was made to intangible assets. The $1.5 million adjustment was allocated to reduce the volume purchase agreement by $1.0 million and developed technology by $0.5 million.

      As of December 28, 2003, the volume purchase agreement had a net book value of $2.5 million and a remaining estimated useful life of 15 months. The developed technology had a net book value of $1.3 million and a remaining estimated useful life of 24 months. In 2004, amortization of the volume purchase agreement will approximate $2.0 million, and amortization of developed technology will approximate $0.7 million. In 2005, amortization of the volume purchase agreement will approximate $0.5 million, and amortization of developed technology will approximate $0.6 million.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization of intangible assets was $3.8 million in 2003, $1.8 million in the second half of 2002, $3.6 million in the first half of 2002, and $27.1 million in 2001.

      The following table shows the fiscal year ended December 28, 2003, the six-month period ended December 29, 2002, the six-month period ended June 30, 2002, and the fiscal year ended December 30, 2001, adjusted to exclude goodwill amortization (in thousands). Earnings per share of the Predecessor Company are not presented, as the amounts are not meaningful.

	Successor	Successor	Predecessor	Predecessor
	Company	Company	Company	Company

	Year	Six Months	Six Months	Year
	Ended	Ended	Ended	Ended
	Dec 28, 2003	Dec 29, 2002	Jun 30, 2002	Dec 30, 2001

Reported net income (loss) before cumulative effect of change in accounting principle	$36,040	$(41,919)	$359,924	$(296,395)
Add: goodwill amortization	—	—	—	22,797

Adjusted net income (loss) before cumulative effect of change in accounting principle	36,040	(41,919)	359,924	(273,598)
Cumulative effect of change in accounting principle	—	—	(47,509)	—

Adjusted net income (loss)	$36,040	$(41,919)	$312,415	$(273,598)

Note 12.     Accrued Expenses and Other Liabilities

      The following table summarizes accrued expenses and other liabilities balances for fiscal 2003 and fiscal 2002 (in thousands):

	Dec 28, 2003	Dec 29, 2002

Accrued compensation and benefits	$20,608	$7,732
Restructuring liabilities	515	2,356
Other liabilities	3,931	3,629

	$25,054	$13,717

      The Company has recorded liabilities related to costs to exit certain business activities. Such liabilities have been estimated using historical data on prior costs for such activities, coupled with assumptions on time frames for exiting such activities and specific actions necessary to complete such transactions.

      The Company recorded restructuring charges of zero in 2003, $0.9 million in the second six months of 2002, $4.1 million in the first six months of 2002, and $7.2 million in 2001. The $0.9 million charge in the second six months of 2002 related to professional fees related to the chapter 11 bankruptcy and Exit Facility fees. The $4.1 million charge in the first six months of 2002 related to the closure of the KMT research and development facility in the first six months of 2002. The $7.2 million charge for 2001 reflected additional costs associated with lease obligations on equipment no longer in service and costs for closing the former HMT facilities.

      Cash payments under the restructuring plans totaled $1.8 million in 2003, $4.0 million in the second six months of 2002, $1.0 million in the first six months of 2002, and $21.0 million in 2001.

      Non-cash charges against the restructuring liabilities were $4.6 million in 2001. In 2001, $11.4 million was reclassified from restructuring liabilities into liabilities subject to compromise.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13.     Exit Facility and Debt

      In accordance with the Plan of Reorganization, the Company entered into a $15.0 million Exit Facility as of the Effective Date (see Note 17). Additionally, the Company entered into an Indenture for its Senior Secured Notes, an Indenture for its Junior Secured Notes, and issued secured and unsecured Promissory Notes as of the Effective Date (see Note 17).

      The Exit Facility was a revolving credit facility providing for advances having a principal amount of up to $15.0 million at any time outstanding, with a $3.0 million letter of credit sub-facility. The Exit Facility was to expire on June 30, 2005. As of December 28, 2003, there were no borrowings under the Exit Facility. A commitment fee of $0.3 million was paid in order to obtain the Exit Facility, and there were ongoing unused commitment fees due on a monthly basis at an annual rate of 0.5% on the average unused portion of the $15.0 million facility during the preceding month. Interest was payable monthly in arrears at a rate of 12% per annum on the outstanding principal amount. The Exit Facility contained affirmative, negative and financial covenants binding on the Company and its subsidiaries. As of December 28, 2003, the Company was in compliance with all financial covenants.

      Under the Senior Secured Notes Indenture, a total of $128.8 million of Senior Secured Notes were issued. The Senior Secured Notes had a cash-pay portion of $85.3 million and a paid-in-kind (PIK) portion of $43.5 million. The cash-pay portion of the Senior Secured Notes: a) was due on June 30, 2007; b) was payable in quarterly installments over a four-year period on a straight-line basis beginning on July 15, 2003; and c) paid interest monthly in arrears in cash, and bore interest at the greater of 8% per annum and a rate per annum equal to the prime rate of interest (which was 4.0% at December 28, 2003) plus three hundred basis points. The PIK portion of the Senior Secured Notes: a) was due on June 30, 2007; and b) paid interest in-kind (i.e., by increasing the principal amount of the Senior Secured Notes) monthly in arrears, and bore interest at a rate of 12% per annum. The Senior Secured Notes were secured by a second priority security interest in substantially all of the Company’s assets. The Senior Secured Notes, including accrued and unpaid interest, were due and payable in cash on June 30, 2007. Under the Senior Secured Notes Indenture, the Company had an obligation to make certain payments with the net proceeds of the issuance of certain debt or equity securities and the sale of certain assets permitted to be sold under the indenture. In October 2003, the Company utilized 50% ($12.1 million) of the net proceeds from the sales of the land and buildings (see Note 1) to pay down this debt. The Senior Secured Notes indenture contained affirmative, negative and financial covenants binding on the Company and its subsidiaries. As of December 28, 2003, the outstanding balance was $63.2 million of cash pay notes, and $52.0 million of PIK notes. As of December 28, 2003, the Company was in compliance with all financial covenants.

      Under the Junior Secured Notes Indenture, $7.0 million of Junior Secured Notes were issued. The Company received consent in 2003 from a majority of the holders of the Senior Secured Notes and the lender under the Exit Facility to redeem in full the Junior Secured notes for approximately $8.3 million. Accordingly, on October 30, 2003, the Company called for the full redemption of the Junior Secured Notes. The Junior Secured Notes were redeemed in full on December 2, 2003. The Junior Secured Notes, including accrued and unpaid interest, were originally due and payable on December 31, 2007, bore interest at a rate of 12% per year, and paid interest in-kind.

      In connection with the treatment of the Class 2 Allowed Secured Claims and Allowed Priority Tax Claims, the Company issued four promissory notes to various city and county taxing authorities in the aggregate amount of $1.7 million. These notes bore interest at rates ranging from 1.68% to 10.0% and had maturity dates through June 2008. As of December 28, 2003, the balance due, including accrued interest payable, on these notes was approximately $0.9 million. See Note 17.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 28, 2003, the future minimum principal payments due under the debt agreements, as discussed in the preceding paragraphs, are as follows (in thousands):

Minimum
Principal
Payments

2004	$20,247
2005	20,259
2006	20,271
2007	55,163
2008	108

$116,048

Note 14.     Stockholders’ Equity

      In accordance with the Plan of Reorganization effective June 30, 2002, all of the Company’s old common stock, as well as outstanding warrants and common stock options, were cancelled, and new stock was issued. See Note 2.

Common Stock

      As of December 28, 2003, the Company is authorized to issue 50.0 million shares of common stock. The following shares of common stock are reserved for future issuance (in thousands):

2002 Qualified Stock Plan	2,420
2002 Employee Stock Purchase Plan	528
Warrants	1,000

3,948

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

      As of December 28, 2003, the Company had reserved a total of 3,275,000 shares of its common stock for issuance under the 2002 Stock Plan. In 2002 and 2003, 495,385 stock purchase rights were converted into shares of the company’s common stock, and 9,850 stock purchase rights were cancelled. In 2002 and 2003, 367,675 stock options were exercised and shares of the company’s stock were issued. As of December 28, 2003, the Company had a net balance of 2,419,838 shares of the Company’s common stock reserved for issuance under the 2002 Stock Plan. Of the 2,419,838 shares reserved for future issuance under the 2002 Stock Plan, 637,500 are for stock purchase rights deferred under the Deferred Compensation Plan, 1,220,085 are for

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the exercise of outstanding stock options, and 562,253 are for future grants of stock options and stock purchase rights.

      A summary of stock option transactions is as follows:

		Weighted-
		Average
	Shares	Exercise Price

	(In thousands, except per
	share amounts)
Outstanding at June 30, 2002	—	$—
Granted	403,896	—
Exercised	—	—
Cancelled	(405)	—

Outstanding at December 29, 2002	403,491	—
Granted	1,205,672	9.09
Exercised	(367,675)	0.67
Cancelled	(21,403)	5.87

Outstanding at December 28, 2003	1,220,085	$8.68

      The following table summarizes information concerning outstanding and exercisable options as of December 28, 2003 (option shares in thousands):

	Options Outstanding			Options Exercisable

		Remaining
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (yrs)*	Price*	Exercisable	Price*

$ — – $ —	66,900	0.4	$—	—	$—
6.48 – 6.48	700,191	9.2	6.48	192,215	6.48
13.16 – 13.16	422,614	9.6	13.16	100,380	13.16
14.45 – 18.86	30,380	9.7	16.37	—	—

	1,220,085			292,595

*	Weighted-average

      Under the 2002 Stock Plan, as of December 28, 2003, 1,142,735 stock purchase rights were granted. Of this total, 487,487 were issued and outstanding (106,977 were unvested), 17,748 were cancelled, and 637,500 were deferred under the Deferred Compensation Plan (discussed below).

Deferred Compensation Plan

      Employees at the director level and above are eligible to participate in the Company’s Deferred Compensation Plan, which provides for the deferral of stock purchase rights. Eligible employees may elect to defer any stock purchase rights they are eligible to receive during any calendar year the plan remains in effect. All deferrals must equal 100% of the shares to be awarded at the fair market value, calculated on the date of grant, of the stock purchase rights that would have otherwise been received. Distributions shall be paid in the form of shares of the Company’s common stock at such time as may be elected by each participant. The Deferred Compensation Plan, which is unfunded, is administered by a committee appointed by the Company’s board of directors. As of December 28, 2003, 637,500 shares were deferred under The Deferred Compensation Plan. See the Deferred Stock-Based Compensation section below.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002 Employee Stock Purchase Plan

      The Company’s stockholders approved its 2002 Employee Stock Purchase Plan (ESPP) in October of 2002. The Company originally reserved a total of 600,000 shares of its common stock for issuance under the ESPP. In 2003, 71,784 shares of common stock were issued under the ESPP Plan. The board has appointed the Company’s Compensation Committee as administrator of the ESPP. The ESPP is implemented by offering periods lasting approximately six months in duration with a new offering period commencing on the first trading day on or following the first day of the fiscal month of March and September of each year. Employees may elect to have payroll deductions not to exceed 10% of a participant’s compensation. The purchase price per share at which shares will be sold in an offering under the ESPP is the lower of 85% of the fair market value of a share of our common stock on the first day of an offering period, or 85% of the fair market value of a share of the Company’s common stock on the last day of each offering period.

Warrants

      In accordance with the Plan of Reorganization, the Company issued warrants to purchase 1.0 million shares of the Company’s common stock. The warrants are exercisable until June 2005 and have an exercise price of $9.00.

Deferred Stock-Based Compensation

      During the second six months of fiscal 2002, the Company recorded deferred stock-based compensation of $4.6 million, representing the difference between the exercise price of stock options granted (which was zero) or the purchase price of a share of common stock (which was zero), and the fair value of the Company’s stock as of the date of grant (which ranged from $3.00 to $3.70). These amounts are being amortized ratably as charges to operations over the vesting periods of the individual stock options and stock purchase rights. The vesting periods range from three to 21 months. The Company recorded $2.0 million for amortization of deferred stock-based compensation expense for 2003, and $2.4 million for the second six months of 2002.

Note 15.     Leases and Commitments

      The Company leases certain research and administrative facilities under operating leases that expire at various dates between 2004 and 2007. Certain of these leases include renewal options varying from one to twenty years.

      At December 28, 2003, the future minimum commitments for non-cancelable operating facility leases, equipment leases, and a facility sublease are as follows (in thousands):

	Minimum
	Lease	Sublease
	Payments	Income

2004	$3,952	$1,539
2005	3,482	1,585
2006	3,341	1,633
2007	415	414
2008	5	—

	$11,195	$5,171

      Rental expense for all operating leases amounted to $3.4 million in 2003, $1.5 million in the second six months of 2002, $1.6 million in the first six months of 2002, and $5.3 million in 2001. Sublease rental income amounted to $1.5 million in 2003, $0.7 million in the second six months of 2002, $0.8 million in the first six months of 2002, and $1.4 million in 2001.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16.     Quarterly Financial Data (Unaudited)

	2003

	Successor Company

	1st Quarter	2nd Quarter	3rd Quarter(2)	4th Quarter(1)

Net sales	$105,515	$105,347	$109,199	$118,231
Gross profit	22,776	22,836	25,359	36,451
Operating income	9,166	8,613	10,656	20,984
Net income	$5,054	$4,600	$9,943	$16,443
Basic net income per share	$0.22	$0.20	$0.42	$0.70
Diluted net income per share	$0.21	$0.19	$0.40	$0.65
Number of shares used in basic per share computations	23,297	23,344	23,558	23,643
Number of shares used in diluted per share computations	23,934	24,304	24,860	25,150

	2002

	Predecessor Company		Successor Company

	1st Quarter(3)	2nd Quarter(4)	3rd Quarter(5)	4th Quarter(6)

Net sales	$61,365	$50,590	$70,241	$104,508
Gross profit (loss)	3,123	(1,565)	7,388	24,352
Operating loss	(7,786)	(19,888)	(13,009)	(23,371)
Income (loss) before cumulative effect of change in accounting principle	(10,182)	370,106	(14,405)	(27,514)
Cumulative effect of change in accounting principle	(47,509)	—	—	—
Net income (loss)	$(57,691)	$370,106	$(14,405)	$(27,514)
Basic and diluted net loss per share(7)			$(0.63)	$(1.20)
Number of shares used in basic and diluted per share computations(7)			22,826	22,853

(1)	Results of operations for 2003 included a $3.0 million gain on the sale of idle equipment and properties.

(2)	Results for the third quarter of 2003 included an income tax benefit of $2.5 million related to withholding taxes previously accrued which are no longer payable as a result of a tax exemption.

(3)	Results for the first quarter of 2002 included a $47.5 million impairment charge related to goodwill, which was recognized as the cumulative effect of a change in accounting principle as of January 1, 2002.

(4)	Results for the second quarter of 2002 included $379.0 million in other income, net associated with the extinguishment of liabilities subject to compromise, and $17.3 million in other income, net to adjust certain balance sheet items to their fair value in accordance with fresh-start reporting.

(5)	Results for the third quarter of 2002 included a $6.8 million charge associated with in-process research and development costs.

(6)	Results for the fourth quarter of 2002 included a $33.9 million impairment charge related to the write-off of all remaining goodwill, and a $2.4 million stock compensation charge.

(7)	Earnings per share of the Predecessor Company are not presented, as the amounts are not meaningful.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17.     Subsequent Events

      On January 27, 2004, the Company closed the purchase of a Malaysian substrate manufacturing facility for $10.0 million from Trace Storage Technology Corporation (Trace). The purchase included land, building, and equipment. The Company is manufacturing both aluminum ground substrates and plated and polished substrates in this factory for its own use, and to sell Trace a portion of the output under a supply agreement entered into in connection with the purchase.

      On January 28, 2004, the Company announced the closing of its offering of 4.0 million shares of its common stock at $20.00 per share, of which selling security holders sold 0.5 million shares, and $80.5 million of 2.0% Convertible Subordinated Notes Due in 2024. Total net proceeds to the Company from these offerings were approximately $144.0 million. The Notes mature on February 1, 2024, bear interest at 2%, and require semiannual interest payments beginning on August 1, 2004. Holders of the Notes may convert the Notes into shares of the Company’s common stock prior to maturity if: 1) the sale price of the Company’s common stock exceeds a specified threshold; 2) the trading price of the Notes falls below a specified threshold prior to February 19, 2019; 3) the Notes have been called for redemption; or 4) specified corporate transactions occur. The Company used $111.5 million of the net proceeds to redeem in full its Senior Secured Notes on February 27, 2004. The Exit Facility was terminated on January 28, 2004.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.     Controls and Procedures

      We maintain a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer have designed and evaluated our disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, pursuant to Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934 for the period covered on this Annual Report on Form 10-K, and have determined that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our filings under periodic Securities and Exchange Commission filings is gathered, analyzed, and disclosed with adequate timeliness, accuracy, and completeness, based on an evaluation of such controls and procedures conducted as part of the end of the period covered by this report.

      Subsequent to their evaluation, there were no significant changes in internal controls or other factors that could significantly affect our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item(s) 10., 11., 12., 13., and 14.

      Items 10 through 14 of Part III will be contained in the Komag, Incorporated Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2004 (the “2004 Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than April 22, 2004. The cross-reference table below sets forth the captions under which the responses to these items are found:

10-K Item	Description	Caption in 2003 Proxy Statement

10	Directors and Executive Officers	“Item No. 1 — Election of Directors” and Compliance with Section 16(a) Beneficial Ownership Reporting”
11	Executive Compensation	“Executive Compensation and Related Information”
12	Security Ownership of Certain Beneficial Owners and Management	“Stock Ownership Table”
13	Certain Relationships and Related Transactions	“Certain Relationships and Related Transactions”
14	Principal Accountant Fees and Services	“Principal Accountant Fees and Services”

      The information set forth under the captions listed above, contained in the 2004 Proxy Statement, are hereby incorporated herein by reference in response to Items 10 through 14 of this Report on Form 10-K.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) List of Documents filed as part of this Financial Statement.

      The following consolidated financial statements of Komag, Incorporated are filed in Part II, Item 8 of this Report on Form 10-K:

Consolidated Statements of Operations — Fiscal Year 2003, Six Months Ended December 29, 2002, Six Months Ended June 30, 2002, and Fiscal Year 2001

Consolidated Balance Sheets — December 28, 2003 and December 29, 2002

Consolidated Statements of Cash Flows — Fiscal Year 2003, Six Months Ended December 29, 2002, Six Months Ended June 30, 2002, and Fiscal Year 2001

Consolidated Statements of Stockholders’ Equity — Fiscal Year 2003, Six Months Ended December 29, 2002, Six Months Ended June 30, 2002, and Fiscal Year 2001

      Notes to Consolidated Financial Statements

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

      3.     Exhibits.

Exhibit
Number	Description

2.1	Komag Incorporated’s Further Modified First Amended Plan of Reorganization, dated May 7, 2002 (incorporated by reference from Exhibit 2.1 filed with the Company’s Form 8-K filed on July 11, 2002).
2.2	Findings of Fact, Conclusions of Law and Order, dated May 9, 2002, Confirming Further Modified First Amended Plan of Reorganization of Komag, Incorporated, dated May 7, 2002 (incorporated by reference from Exhibit 2.2 filed with the Company’s Form 8-K filed on July 11, 2002).
3.1	Amended and Restated Certificate of Incorporation of Komag, Incorporated (incorporated by reference from Exhibit 3.1 filed with the Company’s Form 10-Q filed on August 13, 2002).
3.2	Bylaws of Komag, Incorporated (incorporated by reference from Exhibit 3.2 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.1	Form of Stock Certificate for Common Stock (incorporated by reference from Exhibit 4.1 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.2	Registration Rights Agreement between Komag, Incorporated and certain holders of common stock and Senior Secured Notes due 2007, (incorporated by reference from Exhibit 4.2 filed with the Company’s Form 10-Q filed on August 13, 2002), as amended by Amendment No. 1 thereto dated October 1, 2002.
4.3	Form of Warrant (incorporated by reference from Exhibit 4.3 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.4	Loan and Security Agreement between Komag, Incorporated, the lenders named therein, and Ableco Finance LLC as collateral agent and administrative agent (incorporated by reference from Exhibit 4.4 filed with the Company’s Form 10-Q filed on August 13, 2002).

Exhibit
Number		Description

4.5		Indenture, dated June 30, 2002, governing the Senior Secured Notes due 2007 (incorporated by reference from Exhibit 4.5 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.6		Form of Senior Secured Notes due 2007 (incorporated by reference from Exhibit 4.6 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.7		Intercreditor Agreement dated June 30, 2002, between Komag, Incorporated, Ableco Finance LLC, The Bank of New York, and Bank One Trust Company, NA (incorporated by reference from Exhibit 4.9 filed with the Company’s Form 10-K filed on March 13, 2003).
4.8		Form of Indenture by and between Komag, Incorporated and U.S. Bank National Association (incorporated by reference from Exhibit 4.8 filed with the Company’s Form S-3/ A filed on January 15, 2004).
4.9		Form of Convertible Note (included in Exhibit 4.8)
10	.1.1	Lease Agreement dated May 2, 1989 by and between Stony Point Associates I and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.1.6 filed with the Company’s report on Form 10-K for the year ended December 31, 1989).
10	.1.2	Lease Agreement (B10) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated (incorporated by reference from Exhibit 10.1.11 filed with the Company’s report on Form 10-K for the year ended December 29, 1996).
10	.1.3	Lease Agreement (B11) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated (incorporated by reference from Exhibit 10.1.12 filed with the Company’s report on Form 10-K for the year ended December 29, 1996).
10	.1.4	Sublease Agreement (B11) dated January 10, 2000, between Komag, Incorporated and 2Wire, Inc. (incorporated by reference from Exhibit 10.1.15 filed with the Company’s report on Form 10-K for the year ended January 2, 2000).
10	.1.5	Second Amendment to Lease dated March 16, 1999 by and between Northern Trust Bank of California N.A. and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.1.16 filed with the Company’s report on Form 10-K for the year ended January 2, 2000).
10.2		Form of Indemnification Agreement (incorporated by reference from Exhibit 10.2 filed with the Company’s report on Form S-1 on August 27, 2002).
10.3		Asset Purchase Agreement between the Company and Western Digital Corporation dated April 8, 1999 (incorporated by reference from Exhibit 10.1.13 filed with the Company’s report on Form 10-Q for the quarter ended July 4, 1999) (Confidential treatment requested as to certain portions.)
10	.3.1	Volume Purchase Agreement dated as of April 8, 1999 by and between the Company and Western Digital Corporation (incorporated by reference from Exhibit 10.1.14 filed with the Company’s report on Form 10-Q for the quarter ended July 4, 1999) (Confidential treatment requested as to certain portions.)
10	.3.2	Amendment Number 1 to Volume Purchase Agreement with Western Digital Corporation dated October 5, 2001 (incorporated by reference from Exhibit 10.1 filed with the Company’s report on Form 10-Q for the quarter ended September 30, 2001).
10.4		Form of Komag, Incorporated Amended and Restated 2002 Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.2 filed with the Company’s report on Form S-8 on July 23, 2002).
10	.4.1	Amended and Restated 2002 Qualified Stock Option Plan and forms of agreement thereunder (incorporated by reference from Exhibit 4.1 filed with the Company’s report on Form S-8 on July 23, 2002).
10	.4.2	Komag, Incorporated 2002 Deferred Compensation Plan (incorporated by reference from Exhibit 10.4.2 filed with the Company’s report on Form S-1 on August 27, 2002).
10	.5.1	Letter dated February 10, 1992 from the Malaysian Industrial Development Authority addressed to Komag, Incorporated approving the “Pioneer Status” of the Company’s thin-film media venture in Malaysia (incorporated by reference from Exhibit 10.28 filed with the Company’s report on Form 10-K for the year ended January 3, 1993).

Exhibit
Number		Description

10	.5.2	Letter dated August 6, 2003 from the Malaysian Industrial Development Authority addressed to Komag USA (Malaysia) Sdn. extending the “Pioneer Status” of the Company’s thin-film media venture in Malaysia (incorporated by reference from Exhibit 10.5.2 filed with the Company’s report on Form 10-Q for the quarter ended September 28, 2003).
10	.6.1	Form of Executive Retention Agreement (incorporated by reference from Exhibit 10.6.1 filed with the Company’s report on Form S-1 on August 27, 2002).
10.7		Business Agreement by and between the Company and Maxtor Corporation dated October 6, 2003 (incorporated by reference from Exhibit 10.7 filed with the Company’s Form S-3/ A filed on December 9, 2003).
21		Subsidiaries of Komag, Incorporated as of 2003 (incorporated by reference from Exhibit 21 filed with the Company’s report on Form S-1 filed on August 27, 2002).
23.1		Consent of KPMG LLP.
24		Power of Attorney. Reference is made to the signature pages of this report.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      The Company agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company.

      (b) Reports on Form 8-K.

      On October 22, 2003, the Company furnished a Form 8-K regarding the October 22, 2003, press release announcing the Company’s financial results for the third quarter ended September 28, 2003.

      On December 19, 2003, the Company filed Form 8-K, which referenced the December 19, 2003, press release announcing that the Company signed an agreement with Trace Storage Technology Corporation (Trace), an independent media supplier in Taiwan. The agreement will provide the Company with additional substrate capacity as well as a substrate supply relationship with Trace.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on this 5th day of March, 2004.

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature		Title	Date

/s/ THIAN HOO TAN (Thian Hoo Tan)		Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2004

/s/ KATHLEEN A. BAYLESS (Kathleen A. Bayless)		Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 5, 2004

/s/ PAUL BRAHE (Paul Brahe)		Director	March 5, 2004

/s/ CHRIS A. EYRE (Chris A. Eyre)		Director	March 5, 2004

/s/ NEIL S. SUBIN (Neil S. Subin)		Director	March 5, 2004

/s/ KENNETH R. SWIMM (Kenneth R. Swimm)		Director	March 5, 2004

/s/ DAVID G. TAKATA (David G. Takata)		Director	March 5, 2004

/s/ HARRY G. VAN WICKLE (Harry G. Van Wickle)		Director	March 5, 2004

/s/ RAYMOND H. WECHSLER (Raymond H. Wechsler)		Director	March 5, 2004

/s/ MICHAEL LEE WORKMAN (Michael Lee Workman)		Director	March 5, 2004

*By	/s/ KATHLEEN A. BAYLESS (Kathleen A. Bayless, Attorney-in-Fact)

Item 14(d)	Financial Statement Schedule

Column A	Column B	Column C	Column D		Column E

		Additions
	Balance at	Charged to			Balance
	Beginning	Costs and			at End
Description	of Period	Expenses	Deductions		of Period

PREDECESSOR COMPANY
Year ended December 30, 2001
Allowance for doubtful accounts	$3,939	$(473)	$1,829		$1,637
Allowance for sales returns	1,409	3,039 (1)	3,492	(2)	956

	$5,348	$2,566	$5,321		$2,593

Six months ended June 30, 2002
Allowance for doubtful accounts	$1,637	$(295)	$935		$407
Allowance for sales returns	956	751 (1)	1,266	(2)	441

	$2,593	$456	$2,201		$848

SUCCESSOR COMPANY
Six months ended December 29, 2002
Allowance for doubtful accounts	$407	$10	$16		$401
Allowance for sales returns	441	1,146 (1)	887	(2)	700

	$848	$1,156	$903		$1,101

Year ended December 28, 2003
Allowance for doubtful accounts	$401	$(3)	$—		$398
Allowance for sales returns	700	3,217 (1)	3,251	(2)	666

	$1,101	$3,214	$3,251		$1,064

(1)	Additions to the allowance for sales returns are netted against sales.

(2)	Actual sales returns of subsequently scrapped product were charged against the allowance for sales returns. Actual sales returns of product that were subsequently tested and shipped to another customer were netted directly against sales.

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Komag Incorporated’s Further Modified First Amended Plan of Reorganization, dated May 7, 2002 (incorporated by reference from Exhibit 2.1 filed with the Company’s Form 8-K filed on July 11, 2002).
2.2		Findings of Fact, Conclusions of Law and Order, dated May 9, 2002, Confirming Further Modified First Amended Plan of Reorganization of Komag, Incorporated, dated May 7, 2002 (incorporated by reference from Exhibit 2.2 filed with the Company’s Form 8-K filed on July 11, 2002).
3.1		Amended and Restated Certificate of Incorporation of Komag, Incorporated (incorporated by reference from Exhibit 3.1 filed with the Company’s Form 10-Q filed on August 13, 2002).
3.2		Bylaws of Komag, Incorporated (incorporated by reference from Exhibit 3.2 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.1		Form of Stock Certificate for Common Stock (incorporated by reference from Exhibit 4.1 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.2		Registration Rights Agreement between Komag, Incorporated and certain holders of common stock and Senior Secured Notes due 2007, (incorporated by reference from Exhibit 4.2 filed with the Company’s Form 10-Q filed on August 13, 2002), as amended by Amendment No. 1 thereto dated October 1, 2002.
4.3		Form of Warrant (incorporated by reference from Exhibit 4.3 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.4		Loan and Security Agreement between Komag, Incorporated, the lenders named therein, and Ableco Finance LLC as collateral agent and administrative agent (incorporated by reference from Exhibit 4.4 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.5		Indenture, dated June 30, 2002, governing the Senior Secured Notes due 2007 (incorporated by reference from Exhibit 4.5 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.6		Form of Senior Secured Notes due 2007 (incorporated by reference from Exhibit 4.6 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.7		Intercreditor Agreement dated June 30, 2002, between Komag, Incorporated, Ableco Finance LLC, The Bank of New York, and Bank One Trust Company, NA (incorporated by reference from Exhibit 4.9 filed with the Company’s Form 10-K filed on March 13, 2003).
4.8		Form of Indenture by and between Komag, Incorporated and U.S. Bank National Association (incorporated by reference from Exhibit 4.8 filed with the Company’s Form S-3/ A filed on January 15, 2004).
4.9		Form of Convertible Note (included in Exhibit 4.8)
10	.1.1	Lease Agreement dated May 2, 1989 by and between Stony Point Associates I and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.1.6 filed with the Company’s report on Form 10-K for the year ended December 31, 1989).
10	.1.2	Lease Agreement (B10) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated (incorporated by reference from Exhibit 10.1.11 filed with the Company’s report on Form 10-K for the year ended December 29, 1996).
10	.1.3	Lease Agreement (B11) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated (incorporated by reference from Exhibit 10.1.12 filed with the Company’s report on Form 10-K for the year ended December 29, 1996).
10	.1.4	Sublease Agreement (B11) dated January 10, 2000, between Komag, Incorporated and 2Wire, Inc. (incorporated by reference from Exhibit 10.1.15 filed with the Company’s report on Form 10-K for the year ended January 2, 2000).
10	.1.5	Second Amendment to Lease dated March 16, 1999 by and between Northern Trust Bank of California N.A. and Komag Material Technology, Inc. (incorporated by reference from Exhibit 10.1.16 filed with the Company’s report on Form 10-K for the year ended January 2, 2000).
10.2		Form of Indemnification Agreement (incorporated by reference from Exhibit 10.2 filed with the Company’s report on Form S-1 on August 27, 2002).

Exhibit
Number		Description

10.3		Asset Purchase Agreement between the Company and Western Digital Corporation dated April 8, 1999 (incorporated by reference from Exhibit 10.1.13 filed with the Company’s report on Form 10-Q for the quarter ended July 4, 1999) (Confidential treatment requested as to certain portions.)
10	.3.1	Volume Purchase Agreement dated as of April 8, 1999 by and between the Company and Western Digital Corporation (incorporated by reference from Exhibit 10.1.14 filed with the Company’s report on Form 10-Q for the quarter ended July 4, 1999) (Confidential treatment requested as to certain portions.)
10	.3.2	Amendment Number 1 to Volume Purchase Agreement with Western Digital Corporation dated October 5, 2001 (incorporated by reference from Exhibit 10.1 filed with the Company’s report on Form 10-Q for the quarter ended September 30, 2001).
10.4		Form of Komag, Incorporated Amended and Restated 2002 Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.2 filed with the Company’s report on Form S-8 on July 23, 2002).
10	.4.1	Amended and Restated 2002 Qualified Stock Option Plan and forms of agreement thereunder (incorporated by reference from Exhibit 4.1 filed with the Company’s report on Form S-8 on July 23, 2002).
10	.4.2	Komag, Incorporated 2002 Deferred Compensation Plan (incorporated by reference from Exhibit 10.4.2 filed with the Company’s report on Form S-1 on August 27, 2002).
10	.5.1	Letter dated February 10, 1992 from the Malaysian Industrial Development Authority addressed to Komag, Incorporated approving the “Pioneer Status‘ of the Company’s thin-film media venture in Malaysia (incorporated by reference from Exhibit 10.28 filed with the Company’s report on Form 10-K for the year ended January 3, 1993).
10	.5.2	Letter dated August 6, 2003 from the Malaysian Industrial Development Authority addressed to Komag USA (Malaysia) Sdn. extending the “Pioneer Status” of the Company’s thin-film media venture in Malaysia (incorporated by reference from Exhibit 10.5.2 filed with the Company’s report on Form 10-Q for the quarter ended September 28, 2003).
10	.6.1	Form of Executive Retention Agreement (incorporated by reference from Exhibit 10.6.1 filed with the Company’s report on Form S-1 on August 27, 2002).
10.7		Business Agreement by and between the Company and Maxtor Corporation dated October 6, 2003 (incorporated by reference from Exhibit 10.7 filed with the Company’s Form S-3/ A filed on December 9, 2003).
21		Subsidiaries of Komag, Incorporated as of 2003 (incorporated by reference from Exhibit 21 filed with the Company’s report on Form S-1 filed on August 27, 2002).
23.1		Consent of KPMG LLP.
24		Power of Attorney. Reference is made to the signature pages of this report.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002