Form 10-Q
period 2004-04-04
KOMAG INC /DE/
filed 2004-05-11
CIK 813347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 4, 2004
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

     Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [   ]

     On April 4, 2004, 27,502,080 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding.

INDEX
KOMAG, INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KOMAG, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months	Three Months
	Ended	Ended
	Apr 4, 2004	Mar 30, 2003
Net sales	$123,585	$105,515
Cost of sales	86,656	82,739

Gross profit	36,929	22,776
Operating expenses:
Research, development, and engineering	11,622	9,909
Selling, general, and administrative	5,354	4,562
Gain on disposal of assets	(190)	(861)

	16,786	13,610

Operating income	20,143	9,166
Other income (expense):
Interest income	281	108
Interest expense	(1,862)	(3,385)
Other, net	(50)	196

	(1,631)	(3,081)

Income before income taxes	18,512	6,085
Provision for income taxes	539	1,031

Net income	$17,973	$5,054

Basic net income per share	$0.68	$0.22

Diluted net income per share	$0.65	$0.21

Number of shares used in basic per share computations	26,307	23,297

Number of shares used in diluted per share computations	27,662	23,934

See notes to condensed consolidated financial statements.

KOMAG, INCORPORATED

CONSOLIDATED BALANCE SHEETS
(In thousands)

	Apr 4, 2004	Dec 28, 2003
ASSETS
Current assets
Cash and cash equivalents	$80,858	$70,058
Accounts receivable (less allowances of $1,490 and $1,064, respectively)	72,565	60,628
Inventories	38,644	25,501
Prepaid expenses and deposits	1,712	2,756

Total current assets	193,779	158,943
Property, plant, and equipment, net	198,582	184,536
Intangible assets, net	3,358	4,257
Other assets	3,124	71

	$398,843	$347,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$20,247
Trade accounts payable	48,964	40,117
Accrued expenses and other liabilities	16,934	25,054

Total current liabilities	65,898	85,418
Long-term debt	80,500	95,801

Total liabilities	146,398	181,219
Stockholders’ equity
Common stock, $0.01 par value per share:
Authorized—50,000 shares
Issued and outstanding—27,502 and 23,753 shares, respectively	275	238
Additional paid-in capital	240,277	172,457
Deferred stock-based compensation	(201)	(228)
Retained earnings (accumulated deficit)	12,094	(5,879)

Total stockholders’ equity	252,445	166,588

	$398,843	$347,807

See notes to condensed consolidated financial statements.

KOMAG, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months	Three Months
	Ended	Ended
	Apr 4, 2004	Mar 30, 2003
Operating Activities
Net income	$17,973	$5,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	9,464	10,590
Amortization and adjustments of intangible assets	1,060	933
Stock-based compensation	235	812
Non-cash interest charges	321	1,642
Gain on disposal of assets	(190)	(861)
Changes in operating assets and liabilities:
Accounts receivable, net	(11,937)	(2,059)
Inventories	(13,143)	82
Prepaid expenses and deposits	324	1,929
Trade accounts payable	9,220	(961)
Accrued expenses and other liabilities	(7,773)	(846)

Net cash provided by operating activities	5,554	16,315
Investing Activities
Acquisition of property, plant and equipment	(23,706)	(4,005)
Proceeds from disposal of property, plant and equipment	386	861
Other	(161)	(140)

Net cash used in investing activities	(23,481)	(3,284)
Financing Activities
Payment of debt	(116,341)	(215)
Proceeds from the issuance of long-term debt	77,419	—
Proceeds from sale of common stock, net of issuance costs	67,649	—

Net cash provided by (used in) financing activities	28,727	(215)

Increase in cash and cash equivalents	10,800	12,816
Cash and cash equivalents at beginning of period	70,058	23,520

Cash and cash equivalents at end of period	$80,858	$36,336

See notes to condensed consolidated financial statements

KOMAG, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
APRIL 4, 2004

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the condensed consolidated financial position, operating results, and cash flows for the periods presented, have been included. Operating results for the three months ended April 4, 2004, are not necessarily indicative of the results that may be expected for the year ending January 2, 2005.

     Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

     Fiscal Year: The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. Because the Company’s 2004 fiscal year will contain 53 weeks, the three-month reporting period ended April 4, 2004 included in this report includes 14 weeks. All other quarters of 2004 will include 13 weeks. The three-month reporting period ended March 30, 2003 included in this report consisted of 13 weeks.

     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following (in thousands):

	Apr 4, 2004	Dec 28, 2003
Raw materials	$18,309	$13,525
Work in process	8,397	6,134
Finished goods	11,938	5,842

	$38,644	$25,501

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

     In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS No. 123, the Company provides pro forma disclosure of the effect on net income and earnings per share had the fair value method, as prescribed by SFAS No. 123, been used.

     The following table reflects the effect on the Company’s net income and income per share had the fair value method been applied to all outstanding and unvested awards. The table is in thousands, except per share data.

	Three Months Ended
	Apr 4, 2004	Mar 30, 2003
Net income, as reported	$17,973	$5,054
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects of zero	235	812
Deduct: Stock-based compensation expense determined under the fair value method for all awards, net of related tax effects of zero	(987)	(922)

Pro forma net income	$17,221	$4,944

Net income per share:
Basic - as reported	$0.68	$0.22

Diluted - as reported	$0.65	$0.21

Basic - pro forma	$0.65	$0.21

Diluted - pro forma	$0.62	$0.21

     For pro forma disclosure purposes, the Company used the Black-Scholes option pricing model to estimate the fair value of each option and stock purchase right grant on the date of grant.

     The following assumptions were used to estimate the fair value of option grants in the first three months of 2004 and 2003: risk-free interest rates of 2.46% and 2.68%, respectively; volatility factors of the expected market price of the Company’s common stock of 82.6% and 87.1%, respectively; and a weighted-average expected option life of 4.0 years. The weighted-average fair value of options granted during the first three months of 2004 and 2003 was $11.58 and $4.32, respectively.

     The following assumptions were used to estimate the fair value of employee purchase rights under the Amended and Restated 2002 Employee Stock Purchase Plan (ESPP) for the first three months of 2004 and 2003: risk-free interest rates of 1.00% and 1.18%, respectively; volatility factors of 73.5% and 62.2%, respectively; and weighted-average expected purchase rights lives of six months. The weighted-average fair value of those purchase rights granted in the first three months of 2004 and 2003 was $4.64 and $1.77, respectively.

     Because the Company does not pay dividends, there was no dividend yield included in the pro forma disclosure calculation.

     Net Income Per Share: The Company determines net income per share in accordance with SFAS No. 128, Earnings per Share.

     Basic net income per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing income available to common stockholders by the weighted-average number of shares and dilutive potential shares of common stock outstanding during the period. The dilutive effect of outstanding options and stock purchase rights is reflected in diluted net income per share by application of the treasury stock method.

     The following table sets forth the computation of net income per share. The table is in thousands, except per share amounts.

	Three Months Ended
	Apr 4, 2004	Mar 30, 2003
Numerator: Net income	$17,973	$5,054

Denominator for basic income per share - weighted average shares	26,307	23,297
Effect of dilutive securities:
Stock purchase rights	198	529
Stock options	629	108
Warrants	528	—

Denominator for dilutive income per share	27,662	23,934

Basic net income per share	$0.68	$0.22

Diluted net income per share	$0.65	$0.21

     Incremental common shares attributable to outstanding common stock options (assuming proceeds would be used to purchase treasury stock) of approximately 17,741 for the three months ended April 4, 2004, and 114,640 for the three months ended March 30, 2003 were not included in the diluted net income per share computation because the effect would have been anti-dilutive.

     Incremental common shares attributable to outstanding warrants (assuming proceeds would be used to purchase treasury stock) of approximately 1,000,000 for the three months ended March 30, 2003 were not included in the diluted net income per share computation because the effect would have been anti-dilutive.

     Recent Accounting Pronouncements: In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company adopted FIN46R on the first day of its 2004 fiscal year. The adoption of FIN 46R did not have an impact on the Company’s condensed consolidated financial statements.

     In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which superceded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 104 rescinds accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force Issue No. 00-21 (EITF 00-21), Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company adopted SAB 104 on the first day of its 2004 fiscal year. The adoption of SAB 104 did not have an impact on the Company’s condensed consolidated financial statements.

Note 2. Major Customers

     The following table reflects the percentage of the Company’s revenue by major customer:

	Three Months Ended
	Apr 4, 2004	Mar 30, 2003
Maxtor Corporation	45%	35%
Hitachi Global Storage Technologies	21%	7%
Western Digital Corporation	19%	48%
Seagate	8%	—
IBM	—	9%

Note 3. Income Taxes

     The Company’s wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. (KMS), received an eight-year extension of its tax holiday for its first plant site in Malaysia. The extension provides a tax holiday through June 2011. The extended tax holiday applies to income generated by sales of disk products using new technologies. KMS has also been granted additional tax holidays for its second and third plant sites in Malaysia. These tax holidays are effective through December 2006 and 2008, respectively. A substantial majority of the Company’s income is generated by sales of disk products covered by these tax holidays.

     The Company’s estimated annual effective income tax rate for 2004 is 3% and includes taxes on income generated by sales of product no longer covered under the tax holiday at the Company’s first Malaysian plant site and other tax expenses related to the Company’s international and U.S. operations.

     The Company’s income tax provision of $1.0 million for the first quarter of 2003 represented foreign withholding taxes on royalty and interest payments. In the third quarter of 2003, the Company received approval from the Malaysian Ministry of Finance for the exemption of withholding tax on royalty payments made by its Malaysian operations to its subsidiary in the Netherlands. The exemption is for a period of five years effective retroactively from January 2002 through December 2006. Therefore, in the first quarter of 2003, the Company still had an accrual for foreign withholding taxes on royalty and interest payments. The Company reversed the accrual and recorded an income tax benefit of $0.8 million in the third quarter of 2003. The withholding taxes are no longer payable.

     In the first quarter of 2004, the Company utilized $1.6 million of Malaysian capital allowances and net operating loss carryforwards ($0.5 million tax-effected). Upon emergence from chapter 11 bankruptcy on June 30, 2002, the Company provided a full valuation allowance against all tax assets; therefore, upon utilization of the capital allowance and net operating loss carryforwards in the first quarter of 2004, the Company made a $0.5 million reduction to intangible assets. The $0.5 million reduction was allocated to reduce the VPA by $0.3 million and developed technology by $0.2 million.

     The use of the Company’s net operating losses and tax credit carryforwards generated by the Predecessor Company (prior to emergence from chapter 11 bankruptcy) will be accounted for first as a credit to intangible assets when they are utilized, and then to additional paid-in capital after the intangible assets have been reduced to zero.

Note 4. Intangible Assets

     As of April 4, 2004, intangible assets included three items. A volume purchase agreement (VPA) of $7.7 million (less accumulated amortization of $4.5 million and tax-related adjustments of $1.3 million) is included in intangible assets. The net book value of the VPA will be amortized on a straight-line basis over the remaining useful life of twelve months. In addition, developed technology of $3.1 million (less accumulated amortization of $1.5 million and tax-related adjustments of $0.7 million) is included in intangible assets. The net book value of the developed technology will be amortized on a straight-line basis over its estimated remaining useful life of twenty-one months. Lastly, patent costs of $0.7 million (less accumulated amortization of $0.1 million) are included in intangible assets. In the first quarter of 2004 and 2003, amortization and adjustments of intangible assets totaled $1.1 million and $0.9 million, respectively.

Note 5. Accrued Expenses and Other Liabilities

     The following table summarizes accrued expenses and other liabilities balances at April 4, 2004 and December 28, 2003 (in thousands):

	Apr 4, 2004	Dec 28, 2003
Accrued compensation and benefits	$13,354	$20,608
Other liabilities	3,580	4,446

	$16,934	$25,054

Note 6. Debt and Equity Offerings

     On January 28, 2004, the Company announced the closing of its offering of $80.5 million of 2.0% Convertible Subordinated Notes (the Notes). The Notes mature on February 1, 2024, bear interest at 2.0%, and require semiannual interest payments beginning on August 1, 2004. The Notes will be convertible, under certain circumstances, into shares of the Company’s common stock based on an initial effective conversion price of $26.40. Holders of the Notes may convert the Notes into shares of the Company’s common stock prior to maturity if: 1) the sale price of the Company’s common stock exceeds a specified threshold; 2) the trading price of the Notes falls below a specified threshold prior to February 19, 2019; 3) the Notes have been called for redemption; or 4) specified corporate transactions (as described in the Prospectus) occur. The Company may redeem the Notes on or after February 6, 2007, at specified declining redemption premiums. Holders of the Notes may require the Company to purchase the Notes on February 1, 2011, 2014, or 2019, or upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest.

     There are no financial covenants, guarantees, or collateral associated with the Notes. In connection with the issuance of the Notes, the Company incurred $3.1 million of loan fees. The loan fees, which are included in other assets on the condensed consolidated balance sheet, are being amortized on a straight-line basis over the 20-year life of the Notes. On April 4, 2004, unamortized loan fees were $3.1 million.

     On January 28, 2004, the Company sold 3,525,000 shares of its common stock at $20.00 per share. The proceeds from the sale of the common stock, net of $4.1 million of issuance costs, were $66.4 million.

     The combined net proceeds from the issuance of the Notes and the common stock were $143.8 million.

     In February 2004, the Company used the proceeds from the January 2004 debt and equity offerings to repay in full $116.3 million of previously outstanding Senior Secured Notes and certain other promissory notes. The previously outstanding debt bore a weighted-average interest rate of 9.5%. There was no gain or loss recognized on the repayment of the debt. Additionally, the Company terminated an unused credit facility with limited borrowing availability in January 2004.

Note 7. Asset Purchase

     In February 2004, the Company purchased a Malaysian substrate manufacturing facility for $10.0 million from Trace Storage Technology Corporation (Trace). The purchase included land, building, and equipment. The Company is manufacturing aluminum ground substrates and plated and polished substrates in this factory for its own use. Additionally, the Company is selling Trace a portion of the output under a supply agreement entered into in connection with the purchase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I., Financial Information, Item 1. Condensed Consolidated Financial Statements of this report.

     The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” and similar expressions. In addition, forward-looking statements include, but are not limited to, statements about our beliefs, estimates, or plans about our ability to maintain low manufacturing and operating costs and costs per unit, our ability to estimate revenues, shipping volumes, pricing pressures, returns, reserves, demand for our disks, selling, general, and administrative expenses, taxes, research, development, and engineering expenses, spending on property, plant, and equipment, expected sales of disks and the market for disk drives generally and certain customers specifically, and our beliefs regarding our liquidity needs.

     The Company’s business is subject to a number of risks and uncertainties. While this discussion represents our current judgment on the future direction of our business, these risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Some of the important factors that may influence possible differences are continued competitive factors, technological developments, pricing pressures, changes in customer demand, and general economic conditions, as well as those discussed below in “Risk Factors.” We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements. Readers should review “Risk Factors” below, as well as other documents filed by the Company with the Securities and Exchange Commission from time to time.

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

     Because our 2004 fiscal year will contain 53 weeks, the three-month reporting period ended April 4, 2004 included in this report includes 14 weeks. The three-month reporting period ended March 30, 2003 included in this report consisted of 13 weeks.

Net Sales

     Consolidated net sales increased by 17.1%, to $123.6 million in the first quarter of 2004, from $105.5 million in the first quarter of 2003. The overall increase primarily reflected an increase in finished unit sales volume, to 19.2 million units in the first quarter of 2004 from 16.7 million units in the first quarter of 2003, and an increase in the finished unit average selling price, to $5.94 in the first quarter of 2004 from $5.57 in the first quarter of 2003. The finished unit shipment increase in the first quarter of 2004 compared to the same period in 2003 resulted from a combination of an additional fiscal week in the first quarter of 2004, an overall improvement in industry conditions, and an expansion of our customer base.

     Sales of 80GB per platter disks increased to 79% of net sales in the first quarter of 2004, compared to 11% in the same period of 2003. The increase reflected the continued customer evolution to higher storage densities. Our customers completed the transition from 40 GB to 80 GB programs in the first quarter of 2004.

     Finished disk shipments for desktop and consumer applications together represented 89% of our first quarter of 2004 unit shipment volume. The remaining finished disk shipments (11%) in the first quarter of 2004 were disks for high-end server (enterprise) drives.

     Net other disk sales in the first quarter of 2004 were $9.6 million, compared to $12.4 million in the first quarter of 2003. Aluminum substrate and polished disk sales were higher in the first quarter of 2004 compared to the first quarter of 2003. However, lower textured disk sales accounted for the overall decrease. Aluminum substrates are now being sold to Trace Storage Technology Corporation (Trace) under a new supply agreement that began in January 2004. Disk substrate sales vary from period to period based on customer requirements.

     Based on current customer demand, which reflects the traditional seasonally soft second quarter, combined with returning to the normal thirteen-week quarter, we expect total revenue for the second quarter of 2004 to be down approximately 15% from the first quarter of 2004.

     In the first quarter of 2004, sales to Maxtor Corporation (Maxtor), Hitachi Global Storage Technologies (HGST), Western Digital Corporation (Western Digital), and Seagate Technology (Seagate) accounted for 45%, 21%, 19%, and 8%, respectively, of our revenues. In the first quarter of 2003, sales to Maxtor, HGST, Western Digital, and Seagate accounted for 35%, 7%, 48%, and 0%, respectively, of our revenue. We expect to continue to derive a substantial portion of our sales from Western Digital, Maxtor, HGST, and Seagate.

Gross Profit

     Our overall gross profit percentage for the first quarter of 2004 was 29.9%, an 8.3 point increase compared to a gross profit percentage of 21.6% for the first quarter of 2003. Higher finished unit average selling prices in the first quarter of 2004 compared to the first quarter of 2003 accounted for 4.9 points of the increase. The economies of scale associated with higher sales and production volumes (as discussed above) in the first quarter of 2004 significantly lowered our fixed cost per disk, in spite of the fact that we had an extra week of fixed costs in the first quarter of 2004 compared to the first quarter of 2003. Further, our variable material costs per disk improved in the first quarter of 2004 compared to the first quarter of 2003. These improvements in our fixed and variable costs per disk accounted for the remaining 3.4 points of the gross profit percentage increase.

     We expect to maintain our variable cost per unit at levels similar to the first quarter of 2004 while continuing to advance our technology. We expect our fixed cost per unit in the remainder of 2004 to vary based on changes in production volumes from the level achieved in the first three months of 2004.

Research, Development, and Engineering Expenses

     Research, development, and engineering (R&D) expenses of $11.6 million in the first quarter of 2004 were $1.7 million higher compared to the $9.9 million in the first quarter of 2003. The increase primarily reflected a $1.4 million non-recurring payroll-related charge and an additional week of expenses in the first quarter of 2004 compared to the first quarter of 2003. We expect R&D spending in the second quarter of 2004 to be lower than the first quarter of 2004 due to the lack of the non-recurring charge and the return to a thirteen-week fiscal quarter.

Selling, General, and Administrative Expenses

     Selling, general, and administrative (SG&A) expenses of $5.4 million in the first quarter of 2004 were $0.8 million higher compared to the $4.6 million incurred in the first quarter of 2003. The increase primarily reflected an additional week of expenses in the first quarter of 2004 compared to the first quarter of 2003. Because we are returning to a thirteen-week quarter, we expect SG&A spending in the second quarter of 2004 to be lower than the first quarter of 2004.

Interest Expense

     Interest expense in the first quarter of 2004 was $1.9 million, including $1.6 million of interest expense on the Senior Secured Notes and certain promissory notes, and $0.3 million of interest expense on the new $80.5 million, 2% Convertible Subordinated Notes, which were issued on January 28, 2004. The Senior Secured Notes and promissory notes were redeemed in full, including accrued interest, in February 2004. There was no gain or loss on the redemption, and there were no unamortized debt issuance costs.

     In the first quarter of 2003, we recorded $3.4 million in interest expense. This amount included interest expense on the Senior Secured Notes and promissory notes.

Income Taxes

     Our wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. (KMS), received an eight-year extension of its tax holiday for its first plant site in Malaysia. The extension provides a tax holiday through June 2011. The extended tax holiday applies to income generated by sales of disk products using new technologies. KMS has also been granted additional tax holidays for its second and third plant sites in Malaysia. These tax holidays are effective through December 2006 and 2008, respectively. A substantial majority of our income is generated by sales of disk products covered by these tax holidays.

     Our estimated annual effective income tax rate for 2004 is 3% and includes taxes on income generated by sales of product no longer covered under the tax holiday at our first Malaysian plant site and other tax expenses related to our international and U.S. operations.

     Our income tax provision of $1.0 million for the first quarter of 2003 represented foreign withholding taxes on royalty and interest payments. In the third quarter of 2003, we received approval from the Malaysian Ministry of Finance for the exemption of withholding tax on royalty payments made by our Malaysian operations to our subsidiary in the Netherlands. The exemption is for a period of five years effective retroactively from January 2002 through December 2006. Therefore, in the first quarter of 2003, we had an accrual for foreign withholding taxes on royalty and interest payments. We reversed the accrual and recorded an income tax benefit of $0.8 million in the third quarter of 2003. The withholding taxes are no longer payable.

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

Long-lived Assets

     Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that these assets may be impaired or the estimated useful lives are no longer appropriate. We consider the primary indicators of impairment to include significant decreases in unit volumes, unit prices or significant increases in production costs. We review our long-lived assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event that these cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values utilizing discounted estimates of future cash flows. The discount rate used is based on the estimated incremental borrowing rate at the date of the event that triggers the impairment.

Inventory Obsolescence

     Our policy is to provide for inventory obsolescence based upon an estimated obsolescence percentage applied to the inventory based on age, historical trends, and requirements to support forecasted sales. In addition, and as necessary, we may provide additional charges for future known or anticipated events.

     There were no significant changes from prior quarter estimates during the first quarter of 2004.

Liquidity and Capital Resources

     Cash and cash equivalents of $80.9 million at the end of the first quarter of 2004 increased by $10.8 million from the end of the 2003 fiscal year. The increase primarily reflected the receipt of $77.4 million and $66.4 million in net proceeds from our January 2004 debt and equity offerings, respectively, and a $5.6 million increase resulting from consolidated operating activities, offset by $116.3 million in debt repayments, and $23.7 million of spending on property, plant, and equipment.

     Consolidated operating activities generated $5.6 million in cash in the first three months of 2004. The primary components of this change include the following:

•	net income of $18.0 million, net of non-cash depreciation and amortization of property, plant and equipment of $9.5 million, $0.6 million of non-cash amortization of intangible assets, a $0.5 million non-cash income tax-related adjustment, $0.3 million of non-cash interest expense, and $0.2 million of amortization of deferred stock-based compensation, less a $0.2 million gain on asset disposals;

•	an accounts receivable increase of $11.9 million primarily due to the timing of sales during the first quarter of 2004 compared to the timing of sales during the fourth quarter of 2003;

•	an inventory increase of $13.1 million in anticipation of a planned manufacturing shutdown in the second quarter of 2004 for annual maintenance;

•	an accounts payable increase of $9.2 million related to the inventory increase; and

•	an accrued expenses and other liabilities decrease of $7.81 million, which primarily reflected payment of accrued incentive compensation.

     Our total capital spending in the first quarter of 2004 was $23.7 million, which included a portion of the capital expenditures for our capacity expansion as well as the $10.0 million purchase price for the acquisition of the Trace substrate facility. Current non-cancelable capital commitments as of April 4, 2004 totaled $2.9 million. For the remainder of 2004, we plan to spend approximately $37.0 million on property, plant, and equipment for projects designed to increase capacity and improve yield and productivity, as well as to improve equipment capability for the manufacture of advanced products.

     On January 28, 2004, we completed the offering of 4.0 million shares of our common stock at $20.00 per share, of which selling security holders sold 0.5 million shares, and $80.5 million of 2.0% Convertible Subordinated Notes (the Notes).

     The Notes mature on February 1, 2024, bear interest at 2.0%, and require semiannual interest payments beginning on August 1, 2004. The Notes will be convertible, under certain circumstances, into shares of the Company’s common stock based on an initial effective conversion price of $26.40. Holders of the Notes may convert the Notes into shares of the Company’s common stock prior to maturity if: 1) the sale price of the Company’s common stock exceeds a specified threshold; 2) the trading price of the Notes falls below a specified threshold prior to February 19, 2019; 3) the Notes have been called for redemption; or 4) specified corporate transactions (as described in the offering prospectus) occur. The Company may redeem the Notes on or after February 6, 2007, at specified declining redemption premiums. Holders of the Notes may require the Company to purchase the Notes on February 1, 2011, 2014, or 2019, or upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest. There are no financial covenants, guarantees, or collateral associated with the Notes.

     On February 26, 2004, we used $116.3 million of the $143.8 million in net proceeds from the offerings to redeem in full the Senior Secured Notes and certain promissory notes, including accrued interest.

     We lease our research and administrative facility in San Jose, California under an operating lease. We also lease, and have sublet, another building in San Jose. Both of these leases expire in 2007, and have renewal options for five years. We also lease a building, which we no longer occupy, in Santa Rosa, California. This lease expired in April 2004. Additionally, we lease certain equipment under operating leases. These leases expire on various dates through 2008. We have no capital leases.

     At April 4, 2004, our long-term debt obligations, operating lease obligations, and unconditional purchase obligations, were as follows (in thousands):

	Remainder
	of
	2004	2005	2006	2007	2008	Thereafter	Total
Long-Term Debt Obligations	$—	$—	$—	$—	$—	$80,500	$80,500
Operating Lease Obligations (1)	2,878	3,482	3,341	415	5	—	10,121
Unconditional Purchase Obligations (2)	6,095	700	40	—	—	—	6,835

Total Contractual Cash Obligations	$8,973	$4,182	$3,381	$415	$5	$80,500	$97,456

(1)	These represent gross operating lease obligations, and are not reduced by sublease income.

(2)	Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding, and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable pricing provisions; and the approximate timing of the transactions. The amounts are based on our contractual commitments; however, it is possible we may negotiate lower payments if we choose to exit these contracts earlier.

RISK FACTORS

     These risks and uncertainties are not the only ones facing our company. Additional risks and uncertainties that we are unaware of or currently deem immaterial may also become important factors that may harm our business. If any of the following risks actually occur, or other unexpected events occur, our business, financial condition or results of operations could be materially adversely affected, the value of our stock could decline, and you may lose part or all of your investment. Further, this Form 10-Q contains forward-looking statements and actual results may differ significantly from the results contemplated by our forward-looking statements.

Risks Related to Our Business

We have a history of operating losses and emerged from chapter 11 bankruptcy in 2002. Despite operating profitability during each of our five most recent fiscal quarters, we cannot assure you that we will be able to maintain or improve our profitability in the future.

     In 2001, after defaulting on our debt obligations, we filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code. We emerged from chapter 11 bankruptcy in June 2002. Although we have been profitable in our most recent five quarters, we have a history of losses. Due to the factors discussed below in this Risk Factors section, including the very competitive, capital intensive and historically cyclical nature of the disk and disk drive markets on which our business is dependent, we cannot assure you that we will be able to sustain or improve our profitability in the future.

Downturns in the disk drive manufacturing market and related markets may decrease our revenues and margins.

     The market for our products depends on economic conditions affecting the disk drive manufacturing and related markets, particularly the desktop personal computer market. We believe that a substantial majority of our finished unit sales were incorporated into disk drives manufactured by our customers for the desktop personal computer market. Because of this concentration in a single market, which we expect to continue, our business is tightly linked to the success of the personal computer market. The personal computer market has historically been seasonal and cyclical and has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for disks and pricing pressures. The effect of these cycles on suppliers, including disk manufacturers, has been magnified by disk drive manufacturers’ practice of ordering components, including disks, in excess of their needs during periods of rapid growth, thereby increasing the severity of the drop in the demand for components during periods of reduced growth or contraction. Accordingly, downturns in the desktop personal computer market may cause disk drive manufacturers to delay or cancel projects, reduce their production or reduce or cancel orders for our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, pricing pressures, and unused capacity, causing us to realize lower revenues and margins.

If our production capacity is underutilized, our gross margin will be adversely affected and we could sustain significant losses.

     Our business is characterized by high fixed overhead costs including expensive plant facilities and production equipment. Our per unit costs and our gross margin are significantly affected by the number of units we produce and the amount of our production capacity that we utilize. Our production capacity was approximately 20 million disks per quarter in 2003. We are in the process of increasing our production capacity by approximately 20% through capital expansion. If we underutilize our production capacity for any reason including lack of customer demand or cancellation or delay of customer orders, we could experience significantly higher unit production costs, lower margins and potentially significant losses. Underutilization of our production capacity could also result in equipment write-offs, restructuring charges and employee layoffs. For example, from our 1997 fiscal year to the third quarter of our 2002 fiscal year, our gross margin was severely adversely affected by the underutilization of our capacity. If our production capacity is underutilized for any reason, our financial results and our business would be severely harmed.

We receive a large percentage of our net sales from only a few disk drive manufacturing customers, the loss of any of which would adversely affect our sales.

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

     In the first quarter of 2004, 45% of our net sales were to Maxtor, 21% were to HGST, 19% were to Western Digital, and 8% were to Seagate. In fiscal 2003, 38% of our net sales were to Western Digital, 37% were to Maxtor and 17% were to HGST. During fiscal 2002, 61% of our net sales were to Western Digital and 30% were to Maxtor. During fiscal 2001, 59% of our net sales were to Western Digital and 27% were to Maxtor. If any one of our significant customers reduces its disk requirements or develops or expands capacity to produce disks for its internal use, and we are unable to replace these orders with sales to new customers, our sales would be reduced and our business would suffer.

Price competition may force us to lower our prices, causing our gross margin to suffer.

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

     Price declines are also affected by any imbalances between demand and supply. For most of 2002, as in the several years prior, disk supply exceeded demand. As independent suppliers like us struggled to utilize their capacity, the excess disk supply caused average selling prices for disks to decline. Pricing pressure on component suppliers was also compounded by high consumer demand for inexpensive personal computers and consumer devices. In the fourth quarter of 2002, throughout 2003, and in the first quarter of 2004, disk prices were relatively stable, but there is no certainty that this trend will continue. These supply and demand factors and industry-wide competition could adjust again and force disk prices down, which, in turn, would put pressure on our gross margin.

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

     Disk drive manufacturers such as HGST, Maxtor, and Seagate have large internal thin-film media manufacturing operations and are able to produce a substantial percentage of their disk requirements. We compete directly with these internal operations when we market our products to these disk drive companies, and indirectly when we sell our disks to customers who must compete with vertically-integrated disk drive manufacturers. Vertically-integrated companies have the opportunity to keep their disk-making operations fully utilized, thus lowering their costs of production. This cost advantage contributes to the pressure on us and other independent disk manufacturers to sell disks at lower prices and can severely affect our profitability. Vertically-integrated companies are also able to achieve a large manufacturing scale that supports the development resources necessary to advance technology rapidly. We may not have sufficient resources or manufacturing scale to be able to compete effectively with these companies as to production costs or technology development, which would negatively impact our net sales and market share.

If we are unable to perform successfully in the highly competitive and increasingly concentrated disk industry, we may not be able to maintain or gain additional market share, and our operating results would be harmed.

     The market for our products is highly competitive, and we expect competition to continue in the future. Competitors in the thin-film media industry fall mainly into two groups: Asian-based independent disk manufacturers and captive disk manufacturers. Our major Asian-based independent competitors include Fuji Electric, Hoya, Showa Denko and Trace Storage. The captive disk manufacturers who produce thin-film media internally for their own use include HGST, Maxtor and Seagate. In late 2002, IBM entered into a joint venture with Hitachi. The joint venture, named Hitachi Global Storage Technologies (HGST), includes Hitachi’s and IBM’s disk drive operations and a portion of IBM’s thin-film media operations, and evidences the increasing concentration and economies of scale in our industry. Many of these competitors have greater financial resources than we have, which could allow them to adjust to fluctuating market conditions better than us. Further, they may have greater technical and manufacturing resources, more extensive name recognition, more marketing power, a broader array of product lines and preferred vendor status. To the extent our competitors continue to consolidate and achieve greater economies of scale, we will face additional competitive challenges. If we are not able to compete successfully in the future, we would not be able to gain additional market share for our products, or we may lose our existing market share, and our operating results could be harmed.

Because our products require a lengthy sales cycle with no assurance of high volume sales, we may expend significant financial and other resources without a return.

     With short product life cycles and the rapid technological change experienced in the disk drive industry, we must frequently qualify new products with our disk drive manufacturing customers, based on criteria such as quality, storage capacity, performance, and price. Qualifying disks for incorporation into new disk drive products requires us to work extensively with our customer and the customer’s other suppliers to meet product specifications. Therefore, customers often require a significant number of product presentations and demonstrations, as well as substantial interaction with our senior management, before making a purchasing decision. Accordingly, our products typically have a lengthy sales cycle, which can range from six to twelve months or longer. During this time, we may expend substantial financial resources and management time and effort, while having no assurances that a sale will result, or that disk drive programs ultimately will result in high-volume production. To the extent we expend significant resources to qualify products without realizing sales, our operations will suffer.

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

     Furthermore, our ability to transfer funds from our Malaysian operations to the United States is subject to Malaysian rules and regulations. In 1999, the Malaysian government repealed a regulation that restricted the amount of dividends that a Malaysian company may pay to its stockholders. If not repealed, this regulation would have potentially limited our ability to transfer funds to the United States from our Malaysian operations. If similar regulations are enacted in the future, we may not be able to finance our U.S.-based research and development and/or repay our U.S. debt obligations as a significant percentage of our revenues are generated from our Malaysian operations.

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

     We recently completed a public common stock offering of 4.0 million shares (of which 0.5 million were sold by selling stockholders) and a public $80.5 million Convertible Subordinated Notes offering. We used a significant portion of the proceeds of the offerings to redeem all of our outstanding Senior Notes. Even though we redeemed all of the outstanding Senior Notes using the proceeds of the common stock offering and the debt offering, we now have debt service obligations under the Convertible Subordinated Notes. As a result, we may be required to use a substantial portion of our cash flow from operations to meet our obligations on our Convertible Subordinated Notes, thereby reducing the availability of cash flow to fund our business. Debt service obligations arising from the offering of our Convertible Subordinated Notes could limit our flexibility in planning for or reacting to changes in our industry, and could limit our ability to borrow more money for operations and implement our business strategy in the future. In addition, our leverage may restrict our ability to obtain additional financing in the future. We will continue to be more leveraged than some of our competitors, which may place us at a competitive disadvantage because our interest and debt repayment requirements makes us more susceptible to downturns in our business.

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

     Our Convertible Subordinated Notes have not been guaranteed by our subsidiaries, and payments on the Convertible Subordinated Notes are required to be made only by us. We may not have direct access to the assets of our subsidiaries unless these assets are transferred by dividend or otherwise to us. The ability of our subsidiaries to pay dividends or otherwise transfer assets to us is subject to various restrictions, including restrictions under other agreements to which we are a party under applicable law.

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

     A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, a large portion of our payroll, certain operating expenses, and capital purchases are transacted in other currencies, primarily Malaysian ringgit. Since late 1998, the ringgit has been pegged at a conversion rate of 3.8 Malaysian ringgit to the U.S. dollar. If the pegging is lifted in the future, we will evaluate whether or not we will enter any hedging contracts for the Malaysian ringgit. Expenses recorded in Malaysian ringgit in the first three months of 2004 totaled approximately $12.7 million.

     We have $80.5 million in convertible subordinated notes outstanding that bear interest at 2% and mature in February 2024. A hypothetical 100 basis point increase in interest rates would result in approximately $0.8 million of additional interest expense each year.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer have designed and evaluated our disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, pursuant to Rules 13a — 15 (e) and 15d — 15(e) of the Securities Exchange Act of 1934 for the period covered on this Quarterly Report on Form 10-Q, and have determined that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our filings under periodic Securities and Exchange Commission filings is gathered, analyzed, and disclosed with adequate timeliness, accuracy, and completeness, based on an evaluation of such controls and procedures conducted as part of the end of the period covered by this report. There has been no change in our last fiscal quarter ended April 4, 2004 that has or is likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     Not applicable.

ITEM 2. Changes in Securities

     Not applicable.

ITEM 3. Defaults Upon Senior Securities

     Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

ITEM 5. Other Information

Most of the Company’s officers have entered into Rule 10b5-1 plans regarding future sales of Common Stock currently held by them in their deferred compensation plan accounts (deferred accounts). Such plans were entered into primarily to permit the officers to sell enough stock to cover income taxes that will be due from them at the time the stock is released to them from their deferred accounts.

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

     On February 11, 2004, the Company filed a Form 8-K stating that it issued a February 10, 2004 press release announcing that its wholly-owned subsidiary, KMS, signed an agreement with Trace, an independent media supplier in Taiwan. The agreement provides KMS with additional substrate capacity as well as a substrate supply relationship with Trace.

     On January 29, 2004, the Company filed a Form 8-K/A stating that it amended its January 28, 2004 press release.

     On January 29, 2004, the Company filed a Form 8-K stating that it issued a January 28, 2004 press release announcing its call for the partial redemption on February 12, 2004 of $72,000,000 principal amount of its Senior Secured Notes due in 2007 and for the full redemption on February 27, 2004 of the remaining Senior Secured Notes not redeemed on February 12, 2004.

     On January 28, 2004, the Company filed a Form 8-K stating that it issued a January 28, 2004 press release announcing the closing of 3.5 million shares of its common stock at $20.00 per share, of which selling security holders are selling 500,000 shares, and $70 million of 2.0% Convertible Subordinated Notes due in 2024, and the exercise of the over-allotment by the underwriters of 525,000 shares of common stock and $10,500,000 of the notes.

     On January 23, 2004, the Company filed a Form 8-K stating that it issued a January 23, 2004 press release announcing the pricing of 3.5 million shares of its common stock at $20.00 per share, of which selling security holders are selling 500,000 shares, and $70 million of 2.0% Convertible Subordinated Notes due in 2024.

     On January 20, 2004, the Company furnished a Form 8-K stating that it issued a January 20, 2004 press release announcing its financial results for the year ended December 28, 2003, and presenting forward-looking statements related to the first quarter of 2004.

     On January 6, 2004, the Company furnished a Form 8-K stating that it issued a January 6, 2004 press release presenting estimated financial information for the quarter ended December 28, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOMAG, INCORPORATED
(Registrant)

DATE: May 11, 2004	BY:	/s/ Thian Hoo Tan

Thian Hoo Tan
Chief Executive Officer

DATE: May 11, 2004	BY:	/s/ Kathleen A. Bayless

Kathleen A. Bayless
Vice President, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002