Form 10-Q
period 2004-07-04
KOMAG INC /DE/
filed 2004-08-09
CIK 813347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended July 4, 2004
Commission File Number 0-16852

KOMAG, INCORPORATED

(Registrant)

Incorporated in the State of Delaware
I.R.S. Employer Identification Number 94-2914864
1710 Automation Parkway, San Jose, California 95131
Telephone: (408) 576-2000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act rule 12b-2). Yes [X] No [  ]

     Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [  ]

     On July 4, 2004, 27,598,021 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding.

INDEX
KOMAG, INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KOMAG, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Net sales	$101,139	$105,347	$224,724	$210,862
Cost of sales	79,510	82,511	166,166	165,250

Gross profit	21,629	22,836	58,558	45,612
Operating expenses:
Research, development, and engineering	9,043	10,402	20,665	20,311
Selling, general, and administrative	3,908	4,038	9,262	8,600
Gain on disposal of assets	(210)	(217)	(400)	(1,078)

	12,741	14,223	29,527	27,833

Operating income	8,888	8,613	29,031	17,779
Other income (expense):
Interest income	228	132	509	240
Interest expense	(445)	(3,359)	(2,307)	(6,744)
Other, net	(17)	28	(67)	224

	(234)	(3,199)	(1,865)	(6,280)

Income before income taxes	8,654	5,414	27,166	11,499
Provision for income taxes	286	814	825	1,845

Net income	$8,368	$4,600	$26,341	$9,654

Basic net income per share	$0.30	$0.20	$0.98	$0.41

Diluted net income per share	$0.29	$0.19	$0.94	$0.40

Number of shares used in basic per share computations	27,526	23,344	26,892	23,323

Number of shares used in diluted per share computations	28,503	24,304	28,055	24,125

See notes to condensed consolidated financial statements.

KOMAG, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 4, 2004	December 28, 2003
ASSETS
Current assets
Cash and cash equivalents	$84,616	$70,058
Accounts receivable (less allowances of $1,082 and $1,064, respectively)	66,993	60,628
Inventories	34,070	25,501
Prepaid expenses and deposits	1,601	2,756

Total current assets	187,280	158,943
Property, plant, and equipment, net	204,867	184,536
Intangible assets, net	2,928	4,257
Other assets	3,060	71

	$398,135	$347,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$20,247
Trade accounts payable	38,694	40,117
Accrued expenses and other liabilities	17,949	25,054

Total current liabilities	56,643	85,418
Long-term debt	80,500	95,801

Total liabilities	137,143	181,219
Stockholders’ equity
Common stock, $0.01 par value per share:
Authorized - 50,000 shares Issued and outstanding - 27,598 and 23,753 shares, respectively	276	238
Additional paid-in capital	240,357	172,457
Deferred stock-based compensation	(103)	(228)
Retained earnings (accumulated deficit)	20,462	(5,879)

Total stockholders’ equity	260,992	166,588

	$398,135	$347,807

See notes to condensed consolidated financial statements.

KOMAG, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months	Six Months
	Ended	Ended
	July 4, 2004	June 29, 2003
Operating Activities
Net income	$26,341	$9,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	18,448	20,713
Amortization and adjustments of intangible assets	1,617	1,870
Stock-based compensation	370	1,400
Non-cash interest charges	359	3,297
Gain on disposal of assets	(400)	(1,078)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,365)	(6,409)
Inventories	(8,569)	(4,847)
Prepaid expenses and deposits	435	(810)
Trade accounts payable	(1,050)	1,094
Accrued expenses and other liabilities	(6,758)	5,119

Net cash provided by operating activities	24,428	30,003
Investing Activities
Acquisition of property, plant, and equipment	(39,222)	(9,807)
Proceeds from disposal of property, plant, and equipment	843	1,078
Other	(262)	(208)

Net cash used in investing activities	(38,641)	(8,937)
Financing Activities
Payment of debt	(116,341)	(293)
Proceeds from the issuance of long-term debt	77,419	—
Proceeds from sale of common stock, net of issuance costs	67,693	68

Net cash provided by (used in) financing activities	28,771	(225)

Increase in cash and cash equivalents	14,558	20,841
Cash and cash equivalents at beginning of period	70,058	23,520

Cash and cash equivalents at end of period	$84,616	$44,361

See notes to condensed consolidated financial statements

KOMAG, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JULY 4, 2004

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the condensed consolidated financial position, operating results, and cash flows for the periods presented, have been included. Operating results for the six months ended July 4, 2004 are not necessarily indicative of the results that may be expected for the year ending January 2, 2005.

     Certain reclassifications have been made to prior period balances in order to conform to the current period presentation.

     Fiscal Year: The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. Because the Company’s 2004 fiscal year will include 53 weeks, its three-month reporting periods ended April 4, 2004, and July 4, 2004, included 14 weeks and 13 weeks, respectively. Remaining quarters of 2004 will include 13 weeks. The Company’s three-month reporting periods ended March 30, 2003 and June 29, 2003 included 13 weeks.

     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following (in thousands):

	July 4, 2004	December 28, 2003
Raw materials	$14,581	$13,525
Work in process	8,403	6,134
Finished goods	11,086	5,842

	$34,070	$25,501

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

	Three Months Ended		Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Net income, as reported	$8,368	$4,600	$26,341	$9,654
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects of zero	135	588	370	1,400
Deduct: Stock-based compensation expense determined under the fair value method for all awards, net of related tax effects of zero	(925)	(1,091)	(1,912)	(2,013)

Pro forma net income	$7,578	$4,097	$24,799	$9,041

Net income per share:
Basic — as reported	$0.30	$0.20	$0.98	$0.41

Diluted — as reported	$0.29	$0.19	$0.94	$0.40

Basic — pro forma	$0.28	$0.18	$0.92	$0.39

Diluted — pro forma	$0.27	$0.17	$0.88	$0.37

     For pro forma disclosure purposes, the Company used the Black-Scholes option pricing model to estimate the fair value of each option and stock purchase right grant on the date of grant.

     The following assumptions were used to estimate the fair value of option grants in the first and second quarters of 2004, and the first quarter of 2003 (there were no grants in the second quarter of 2003): risk-free interest rates of 2.46% and 3.70%, respectively, for 2004, and 2.68% for 2003; volatility factors of the expected market price of the Company’s common stock of 82.6% and 82.7%, respectively, for 2004, and 87.1% for 2003; and a weighted-average expected option life of 4.0 years for all periods presented. The weighted-average fair value of options granted in the first and second quarters of 2004 and the first quarter of 2003 was $11.58, $8.34, and $4.32, respectively.

     The following assumptions were used to estimate the fair value of employee purchase rights under the Amended and Restated 2002 Employee Stock Purchase Plan (ESPP) for the first and second quarters of 2004 and 2003: risk-free interest rates of 1.00% and 1.49%, respectively, for 2004, and 1.18% for each of the first two quarters of 2003; volatility factors of 73.5% and 70.9%, respectively, for 2004 and 62.2% for each of the first two quarters of 2003; and weighted-average expected purchase rights lives of six months for all periods presented. The weighted-average fair value of those purchase rights granted was $4.64 and

$4.71 in the first and second quarters of 2004, respectively, and $1.77 in the first and second quarters of 2003.

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

     The following table reflects the computation of net income per share. The table is in thousands, except per share amounts.

	Three Months Ended		Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Numerator: Net income	$8,368	$4,600	$26,341	$9,654

Denominator for basic income per share - weighted average shares	27,526	23,344	26,892	23,323
Effect of dilutive securities:
Stock purchase rights	204	664	205	646
Stock options	442	259	550	156
Warrants	331	37	408	—

Denominator for dilutive income per share	28,503	24,304	28,055	24,125

Basic net income per share	$0.30	$0.20	$0.98	$0.41

Diluted net income per share	$0.29	$0.19	$0.94	$0.40

     Incremental common shares attributable to outstanding common stock options (assuming proceeds would be used to purchase treasury stock) of 329,323 and 201,989 for the three-month and six-month periods ended July 4, 2004, respectively, and 20,983 and 12,376 for the three-month and six-month periods ended June 29, 2003, respectively, were not included in the diluted net income per share computation because the effect would have been anti-dilutive.

     Incremental common shares attributable to outstanding warrants (assuming proceeds would be used to purchase treasury stock) of approximately 1,000,000 for the six months ended June 29, 2003 were not included in the diluted net income per share computation because the effect would have been anti-dilutive.

     The Company’s Convertible Subordinated Notes (see Note 6) will be convertible into approximately 3.0 million shares of the Company’s common stock under certain circumstances. See Note 6. These shares have been excluded from the earnings per share calculation in accordance with SFAS No. 128.

Note 2. Major Customers

     The following table reflects the percentage of the Company’s revenue by major customer.

	Three Months Ended		Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Maxtor Corporation	50%	38%	48%	37%
Hitachi Global Storage Technologies	30%	11%	25%	9%
Seagate Technology	8%	—	8%	—
Western Digital Corporation	6%	39%	14%	43%
IBM	—	12%	—	11%

Note 3. Income Taxes

     The Company’s wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. (KMS), received an eight-year extension of its tax holiday for its first plant site in Malaysia. The extension provides a tax holiday through June 2011. The extended tax holiday applies to income generated by sales of disk products using new technologies. KMS has also been granted additional tax holidays for its second, third, and fourth plant sites in Malaysia. These tax holidays expire between December 2006 and 2008. A substantial majority of the Company’s income is generated by sales of disk products covered by these tax holidays.

     The Company’s estimated annual effective income tax rate for 2004 is 3%, and includes taxes on income generated by sales of product no longer covered under the tax holiday at the Company’s first Malaysian plant site, and other tax expenses related to the Company’s U.S. and international operations.

     The Company’s income tax provision of $1.0 million and $0.8 million for the first and second quarters, respectively, of 2003 represented foreign withholding taxes on royalty and interest payments. In the third quarter of 2003, the Company received approval from the Malaysian Ministry of Finance for the exemption of withholding tax on royalty payments made by its Malaysian operations to its subsidiary in the Netherlands. The exemption is for a period of five years effective retroactively from January 2002 through December 2006. Therefore, in the first and second quarters of 2003, the Company still had an accrual for foreign withholding taxes on royalty and interest payments. The Company reversed the accrual and recorded an income tax benefit of $0.8 million in the third quarter of 2003. The withholding taxes are no longer payable.

     In the first quarter of 2004, the Company utilized $1.6 million of Malaysian capital allowances and net operating loss carry-forwards ($0.5 million tax-effected). The Company did not use any capital allowances or net operating loss carry-forwards in the second quarter of 2004. Upon emergence from chapter 11 bankruptcy on June 30, 2002, the Company provided a full valuation allowance against all tax assets; therefore, upon utilization of the capital allowance and net operating loss carry-forwards in the first quarter of 2004, the Company made a $0.5 million reduction to intangible assets. The $0.5 million reduction was allocated to reduce the Company’s volume purchase agreement (VPA) with Western Digital

Corporation (Western Digital) by $0.3 million and developed technology by $0.2 million.

     The use of the Company’s net operating losses and tax credit carry-forwards generated by the predecessor company (the Company prior to emergence from chapter 11 bankruptcy) will be accounted for first as a credit to intangible assets when they are utilized, and then to additional paid-in capital after the intangible assets have been reduced to zero.

Note 4. Intangible Assets

     As of July 4, 2004, intangible assets included three items. A VPA of $7.7 million (less accumulated amortization of $4.8 million and tax-related adjustments of $1.3 million) is included in intangible assets. The VPA is being amortized on a straight-line basis and has a remaining useful life of nine months. In addition, developed technology of $3.1 million (less accumulated amortization of $1.8 million and tax-related adjustments of $0.7 million) is included in intangible assets. The developed technology is being amortized on a straight-line basis and has a remaining useful life of eighteen months. Lastly, patent costs of $0.9 million (less accumulated amortization of $0.2 million) are included in intangible assets.

     In the first and second quarters of 2004, amortization and adjustments of intangible assets was $1.1 million and $0.5 million, respectively. In the first and second quarters of 2003, amortization of intangible assets was $0.9 million.

Note 5. Accrued Expenses and Other Liabilities

     The following table summarizes accrued expenses and other liabilities (in thousands):

	July 4, 2004	December 28, 2003
Accrued compensation and benefits	$14,161	$20,608
Other liabilities	3,788	4,446

	$17,949	$25,054

Note 6. Debt and Equity Offerings

     On January 28, 2004, the Company announced the closing of its offering of $80.5 million of 2.0% Convertible Subordinated Notes (the Notes). The Notes mature on February 1, 2024, bear interest at 2.0%, and require semiannual interest payments beginning on August 1, 2004. The Notes will be convertible, under certain circumstances, into shares of the Company’s common stock based on an initial effective conversion price of $26.40. Holders of the Notes may convert the Notes into shares of the Company’s common stock prior to maturity if: 1) the sale price of the Company’s common stock equals or exceeds $31.68 for at least 20 trading days in any 30 consecutive trading day period within any fiscal quarter of the Company; 2) the trading price of the Notes falls below a specified threshold prior to February 19, 2019; 3) the Notes have been called for redemption; or 4) specified corporate transactions (as described in the offering prospectus for the notes) occur. As of July 4, 2004, none of the preceding conditions had been met; therefore, the debt was not convertible. The Company may redeem the Notes on or after February 6, 2007, at specified declining redemption premiums. Holders of the Notes may require the Company to purchase the Notes on February 1, 2011, 2014, or 2019, or upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest.

     There are no financial covenants, guarantees, or collateral associated with the Notes. In connection with the issuance of the Notes, the Company incurred $3.1 million of loan fees. The loan fees, which are included in other assets on the condensed consolidated balance sheet, are being amortized on a straight-line basis over the 20-year life of the Notes. On July 4, 2004, unamortized loan fees were $3.0 million.

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

Note 7. Asset Purchase

     In February 2004, the Company purchased a Malaysian substrate manufacturing facility for $10.0 million from Trace Storage Technology Corporation (Trace). The purchase included land, building, and equipment. The Company is manufacturing aluminum ground substrates and plated and polished substrates in this factory for its own use. Additionally, the Company is selling a portion of the output to Trace under a supply agreement entered into in connection with the purchase.

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

     Our business is capital-intensive and is characterized by high fixed costs, making it imperative that we sell disks in high volume. Our contribution margin per disk sold varies with changes in selling price, input material costs and production yield. As demand for our disks increases, our total contribution margin increases, improving our financial results because we do not have to increase our fixed cost structure in proportion to increases in demand and resultant capacity utilization. Conversely, our financial results deteriorate rapidly when the disk market worsens and our production volume decreases.

     Because our 2004 fiscal year will include 53 weeks, our three-month and six-month reporting periods ended July 4, 2004, included 13 weeks and 27 weeks, respectively. Our three-month and six-month reporting periods ended June 29, 2003, included 13 weeks and 26 weeks, respectively.

Net Sales

     Consolidated net sales of $101.1 million in the second quarter of 2004 were 4.0% lower compared to $105.3 million in the second quarter of 2003. Finished unit sales volume declined, to 15.1 million units in the second quarter of 2004 from 16.3 million units in the second quarter of 2003. The volume decrease was somewhat offset by an increase in the finished unit average selling price, to $5.80 in the second quarter of 2004 from $5.67 in the second quarter of 2003.

     Other disk sales (which generally include single-sided disks, aluminum substrate disks, plated disks, textured disks, and polished disks) in the second quarter of 2004 were $13.4 million, compared to $13.7 million in the second quarter of 2003.

     Consolidated net sales in the first half of 2004 increased by $13.8 million, to $224.7 million in the first half of 2004 from $210.9 million in the first half of 2003. The increase was driven by increases in our sales volume and finished unit average selling price. Our sales volume increased by 3.9%, to 34.3 million units in the first half of 2004 from 33.0 million units in the first half of 2003. Our finished unit average selling price increased, to $5.88 in the first half of 2004 from $5.62 in the first half of 2003.

     Other disk sales in the first half of 2004 were $23.0 million, compared to $26.1 million in the first half of 2003.

     The finished unit shipment increase in the first half of 2004 compared to the same period in 2003 resulted from a combination of an additional fiscal week in the first quarter of 2004, an overall improvement in industry conditions, and an expansion of our customer base. The finished unit average selling price improvement in the second quarter and first half of 2004 compared to the same periods in 2003 primarily reflected the transition to higher capacity product offerings for desktop and consumer applications and disk shipments for high-end server (enterprise) drives.

     In the third quarter of 2004, we expect flat net revenue, compared to the second quarter of 2004.

     In the second quarter of 2004, sales to Maxtor Corporation (Maxtor), Hitachi Global Storage Technologies (HGST), Seagate Technology (Seagate), Western Digital, and IBM accounted for 50%, 30%, 8%, 6%, and zero, respectively, of our revenue. In the second quarter of 2003, sales to Maxtor, HGST, Seagate, Western Digital, and IBM accounted for 38%, 11%, zero, 39%, and 12% respectively, of our revenue. We expect to continue to derive a substantial portion of our sales from Maxtor, HGST, Seagate, and Western Digital.

     Sales of 80GB per platter disks increased to 83% of net sales in the second quarter of 2004, compared to 20% in the same period of 2003. The increase reflected the continued customer migration to higher storage densities. All of our customers completed the transition from 40 GB to 80 GB programs in the first quarter of 2004.

     Finished disk shipments for desktop and consumer applications together represented 88% of our second quarter of 2004 unit shipment volume. The remaining finished disk shipments (12%) in the second quarter of 2004 were disks for high-end server (enterprise) drives.

Gross Profit

     For the second quarter of 2004, our overall gross profit percentage was 21.4%, a 0.3 point decline compared to a gross profit percentage of 21.7% for the second quarter of 2003. Lower sales and production, as well as annual preventive maintenance costs, resulted in a higher fixed cost per disk, which accounted for a 2.1 point decline. However, the cost per disk increase was partially offset by an increase in our finished unit average selling price (as discussed above), which resulted in a 1.8 point increase.

     For the first half of 2004, we achieved a gross profit percentage of 26.1% compared to a gross profit percentage of 21.6% for the first half of 2003, a 4.5 point increase. The economies of scale associated with higher sales and production volumes (as discussed above) lowered our fixed cost per disk, and accounted for 1.0 point of the gross profit percentage increase in the first half of 2004. Additionally, an increase in the finished unit average selling prices (as discussed above), accounted for the remaining 3.5 point increase in the gross profit percentage in the first half of 2004.

     We expect to maintain our variable cost per unit at levels similar to the first half of 2004 while continuing to advance our technology. Our fixed cost per unit is dependent on the production levels we achieve.

Research, Development, and Engineering Expenses

     Research, development, and engineering (R&D) expenses of $9.0 million in the second quarter of 2004 were $1.4 million lower compared to the $10.4 million in the second quarter of 2003. The decrease primarily reflected lower spending and lower incentive compensation expense in the second quarter of 2004 compared to the second quarter of 2003.

     R&D expenses of $20.7 million in the first half of 2004 were $0.4 million higher than the $20.3 million in the first half of 2003. The increase primarily reflected a $1.4 million non-recurring payroll-related charge, offset by a $1.0 million decrease in other spending, primarily incentive compensation expense and deferred compensation expense.

Selling, General, and Administrative Expenses

     Selling, general, and administrative (SG&A) expenses of $3.9 million in the second quarter of 2004 were relatively flat compared to the $4.0 million incurred in the second quarter of 2003. Increases in payroll and other spending were more than offset by decreases in deferred compensation and incentive compensation charges.

     SG&A expenses of $9.3 million in the first half of 2004 were $0.7 million higher compared to the $8.6 million incurred in the first half of 2003. The increase primarily reflected higher payroll spending resulting from higher headcount.

Interest Expense

     Interest expense in the second quarter of 2004 was $0.4 million, and represented interest on the new $80.5 million, 2% Convertible Subordinated Notes, which were issued on January 28, 2004. Interest expense in the first half of 2004 was $2.3 million, and included $1.6 million of interest on the Senior Secured Notes and certain promissory notes, and $0.7 million of interest expense on the new Notes.

     We recorded $3.4 million of interest expense in the second quarter of 2003 and $6.7 million in the first half of 2003. Interest expense primarily represented interest on the Senior Secured Notes, the Junior Secured Notes, and certain promissory notes.

     The Senior Secured Notes and promissory notes were redeemed in full, including accrued interest, in February 2004. The Junior Secured Notes were redeemed in full, including accrued interest, in the fourth quarter of 2003. There were no gains or losses on the redemptions, and there were no unamortized debt issuance costs.

Income Taxes

     Our wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. (KMS), received an eight-year extension of its tax holiday for its first plant site in Malaysia. The extension provides a tax holiday through June 2011. The extended tax holiday applies to income generated by sales of disk products using new technologies. KMS has also been granted additional tax holidays for its second, third, and fourth plant sites in Malaysia. These tax holidays expire between December 2006 and 2008. A substantial majority of our income is generated by sales of disk products covered by these tax holidays.

     Our estimated annual effective income tax rate for 2004 is 3% and includes taxes on income generated by sales of product no longer covered under the tax holiday at our first Malaysian plant site and other tax expenses related to our U.S. and international operations.

     Our income tax provisions of $1.0 million and $0.8 million for the first and second quarters of 2003, respectively, represented foreign withholding taxes on royalty and interest payments. In the third quarter of 2003, we received approval from the Malaysian Ministry of Finance for the exemption of withholding tax on royalty payments made by our Malaysian operations to our subsidiary in the Netherlands. The exemption is for a period of five years effective retroactively from January 2002 through December 2006. Therefore, in the first and second quarters of 2003, we had an accrual for foreign withholding taxes on royalty and interest payments. We reversed the accrual and recorded an income tax benefit of $0.8 million in the third quarter of 2003. The withholding taxes are no longer payable.

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

     There were no significant changes from prior quarter estimates during the first six months of 2004.

Impairment of Long-lived Assets

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

     There were no impairments of long-lived assets during the first six months of 2004.

Inventory Obsolescence

     Our policy is to provide for inventory obsolescence based upon an estimated obsolescence percentage applied to the inventory based on age, historical trends, and requirements to support forecasted sales. In addition, and as necessary, we may provide additional charges for future known or anticipated events.

     There were no significant changes from prior quarter estimates during the first six months of 2004.

Liquidity and Capital Resources

     Cash and cash equivalents of $84.6 million at the end of the second quarter of 2004 increased by $14.6 million from the end of the 2003 fiscal year. The increase primarily reflected the receipt of $77.4 million and $66.4 million in net proceeds from our January 2004 debt and equity offerings, respectively, and a $24.4 million increase resulting from consolidated operating activities, offset by $116.3 million in debt repayments, and $39.2 million of spending on property, plant, and equipment.

     Consolidated operating activities generated $24.4 million in cash in the first six months of 2004. The primary components of this change include the following:

•	net income of $26.3 million, plus non-cash charges of $20.4 million;

•	an accounts receivable increase of $6.4 million primarily related to the timing of sales, as well as changes in certain payment terms in 2004;

•	an inventory increase of $8.6 million, due to the timing of production and sales of product to certain customers; and

•	an accrued expenses and other liabilities decrease of $6.8 million, which primarily reflected payments of the 2003 incentive compensation plan in early 2004.

     Our total capital spending in the first half of 2004 was $39.2 million, which included capital expenditures for our capacity expansion as well as the $10.0 million purchase price for the acquisition of the Trace substrate facility and equipment. Current non-cancelable capital commitments as of July 4, 2004 totaled $0.4 million. For the remainder of 2004, we plan to spend approximately $23.0 million on property, plant, and equipment for projects designed to complete a capacity expansion and improve yield and productivity, as well as to improve equipment capability for the manufacture of advanced products.

     On January 28, 2004, we completed the offering of 4.0 million shares of our common stock at $20.00 per share, of which selling security holders sold 0.5 million shares, and $80.5 million of 2.0% Convertible Subordinated Notes (the Notes).

     The Notes mature on February 1, 2024, bear interest at 2.0%, and require semiannual interest payments beginning on August 1, 2004. The Notes will be convertible, under certain circumstances, into shares of the Company’s common stock based on an initial effective conversion price of $26.40. Holders of the Notes may convert the Notes into shares of the Company’s common stock prior to maturity if: 1) the sale price of the Company’s common stock equals or exceeds $31.68 for at least 20 trading days in any 30 consecutive trading day period within any fiscal quarter of the Company; 2) the trading price of the Notes falls below a specified threshold prior to February 19, 2019; 3) the Notes have been called for redemption; or 4) specified corporate transactions (as described in the offering prospectus for the notes) occur. The Company may redeem the Notes on or after February 6, 2007, at specified declining redemption premiums. Holders of the Notes may require the Company to purchase the Notes on February 1, 2011, 2014, or 2019, or upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest. There are no financial covenants, guarantees, or collateral associated with the Notes.

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

     At July 4, 2004, our long-term debt obligations, operating lease obligations, and unconditional purchase obligations, were as follows (in thousands):

	Remainder
	of
	2004	2005	2006	2007	2008	Thereafter	Total
Long-Term Debt Obligations	$—	$—	$—	$—	$—	$80,500	$80,500
Operating Lease Obligations (1)	1,771	3,482	3,341	415	5	—	9,014
Unconditional Purchase Obligations (2)	1,987	977	137	—	—	—	3,101

Total Contractual Cash Obligations	$3,758	$4,459	$3,478	$415	$5	$80,500	$92,615

(1)	These represent gross operating lease obligations, and are not reduced by sublease income.

(2)	Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding, and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable pricing provisions; and the approximate timing of the transactions. The amounts are based on our contractual commitments; however, it is possible we may negotiate lower payments if we choose to exit these contracts earlier.

     Based on current operating forecasts, we estimate that the cash balance and cash from operations will be adequate to support our continuing operations, capital spending plan, and interest payments for at least the next twelve months.

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

Risks Related to Our Business

We had a history of operating losses and emerged from chapter 11 bankruptcy in 2002. Despite operating profitability during each of our six most recent fiscal quarters, we cannot assure you that we will be able to maintain or improve our profitability in the future.

     In 2001, after defaulting on our debt obligations, we filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code. We emerged from chapter 11 bankruptcy in June 2002. Although we have been profitable in our most recent six quarters, we have a history of losses. Due to the factors discussed below in this Risk Factors section, including the very competitive, capital intensive and historically cyclical nature of the disk and disk drive markets on which our business is dependent, we cannot assure you that we will be able to sustain or improve our profitability in the future.

Downturns in the disk drive manufacturing market and related markets may decrease our revenues and margins.

     The market for our products depends on economic conditions affecting the disk drive manufacturing and related markets, particularly the desktop personal computer market. We believe that a substantial majority of our finished unit sales are incorporated into disk drives manufactured by our customers for the desktop personal computer market. Because of this concentration in a single market, which we expect to continue, our business is tightly linked to the success of the personal computer market. The personal computer market has historically been seasonal and cyclical and has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for disks and pricing pressures. The effect of these cycles on suppliers, including disk manufacturers, has been magnified by disk drive manufacturers’ practice of ordering components, including disks, in excess of their needs during periods of rapid growth, thereby increasing the severity of the drop in the demand for components during periods of reduced growth or contraction. Accordingly, downturns in the desktop personal computer market may cause disk drive manufacturers to delay or cancel projects, reduce their production or reduce or cancel orders for our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, pricing pressures, and unused capacity, causing us to realize lower revenues and margins.

If our production capacity is underutilized, our gross margin will be adversely affected and we could sustain significant losses.

     Our business is characterized by high fixed overhead costs including expensive plant facilities and production equipment. Our per unit costs and our gross margin are significantly affected by the number of units we produce and the amount of our production capacity that we utilize. We are in the process of increasing our production capacity to approximately 24 million to 25 million disks per quarter. We are currently operating below this capacity level. If we are unable to utilize our expanded capacity, we may be unable to increase or sustain our gross margins. If our capacity utilization decreases for any reason, including lack of customer demand or cancellation or delay of customer orders, we could experience significantly higher unit production costs, lower margins and potentially significant losses. Underutilization of our production capacity could also result in equipment write-offs, restructuring charges and employee layoffs. For example, from our 1997 fiscal year to the third quarter of our 2002 fiscal year, our gross margin was severely adversely affected by the underutilization of our capacity. If our production capacity is underutilized for any reason, our financial results and our business would be severely harmed.

We receive a large percentage of our net sales from only a few disk drive manufacturing customers, the loss of any of which would adversely affect our sales.

     Our customers are disk drive manufacturers. A relatively small number of disk drive manufacturers dominate the disk drive market. According to TrendFOCUS, four of these manufacturers accounted for 83% of disk drive sales during the first quarter of 2004. Accordingly, we expect that the success of our business will continue to depend on a limited number of customers who have comparatively strong bargaining power in negotiating contracts with us.

     In the first half of 2004, 48% of our net sales were to Maxtor, 25% were to HGST, 14% were to Western Digital, and 8% were to Seagate. In fiscal 2003, 38% of our net sales were to Western Digital, 37% were to Maxtor and 17% were to HGST. If any one of our significant customers reduces its disk requirements or develops or expands capacity to produce its own disks, and we are unable to replace these orders with sales to new customers, our sales would be reduced and our business would suffer.

Price competition may force us to lower our prices, causing our gross margin to suffer.

     We face significant price competition in the disk industry. High levels of competition have historically put downward pressure on prices per unit. Additionally, the average selling price of disks and disk drives rapidly declines over their commercial life as a result of technological enhancements, productivity improvements and industry supply increases. We may be forced to lower our prices or add new products and features at lower prices to remain competitive, and we may otherwise be unable to introduce new products at higher prices. We cannot assure you that we will be able to compete successfully in this kind of price competitive environment. Lower prices would reduce our ability to generate sales, and our gross margin would suffer. If we fail to mitigate the effect of these pressures through increased sales volume or changing our product mix, our net sales and gross margin could be adversely affected.

     Price declines are also affected by any imbalances between demand and supply. For most of 2002, as in the several years prior, disk supply exceeded demand. As independent suppliers like us struggled to utilize their capacity, the excess disk supply caused average selling prices for disks to decline. Pricing pressure on component suppliers was also compounded by high consumer demand for inexpensive personal computers and consumer devices. In the fourth quarter of 2002, throughout 2003, and in the first half of 2004, disk prices were relatively stable, but there is no certainty that this trend will continue. These supply and demand factors and industry-wide competition could adjust again and force disk prices down, which, in turn, would put pressure on our gross margin.

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

     We rely on a limited number of suppliers for some of the materials and equipment used in our manufacturing processes, including aluminum blanks, aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. For example, Kobe Steel, Ltd. is our sole supplier of aluminum blanks, a fundamental component in producing our disks. We also rely on OMG Fidelity, Inc. and Heraeus Incorporated for supplies of nickel plating solutions and sputtering target materials, respectively. The supplier base has been weakened by the poor financial condition of the industry in recent years, and some suppliers have exited the business. Our production capacity would be limited if one or more of these materials were to become unavailable or available in reduced quantities, or if we were unable to find alternative suppliers. For example, due to the significant growth in demand for our disk products in the fourth quarter of 2002, our sales were lower during the quarter than the available market opportunity due to our inability to acquire additional aluminum substrates. If our sources of materials and supplies were limited or unavailable for a significant period of time, our production, operating results and ability to grow our business could be adversely affected.

Disk drive program life cycles are short, and disk drive programs are highly customized. If we fail to respond to our customers’ demanding requirements, we will not be able to compete effectively.

     The disk industry is subject to rapid technological change, and if we are unable to anticipate and develop products and production technologies on a timely basis, our competitive position could be harmed. In general, the life cycles of disk drive programs are short. For example, between approximately 1999 and 2002, areal density rose dramatically on an annual basis. Additionally, disks must be more customized to each disk drive program. Short program life cycles and customization have increased the risk of product obsolescence, and as a result, supply chain management, including just-in-time delivery, has become a standard industry practice. In order to sustain customer relationships and sustain profitability, we must be able to develop new products and technologies in a timely fashion in order to help customers reduce their time-to-market performance, and continue to maintain operational excellence that supports high-volume manufacturing ramps and tight inventory management throughout the supply chain. Accordingly, we have invested and intend to continue to invest heavily in our research and development program. If we cannot respond to this rapidly changing environment or fail to meet our customers’ demanding product and qualification requirements, we will not be able to compete effectively. As a result, we would not be able to maximize the use of our production facilities and our profitability would be negatively impacted.

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

     We have protective provisions in place designed to provide our board of directors with time to consider whether a hostile takeover is in our best interests and that of our stockholders. Our certificate of incorporation provides that we have three classes of directors. As a result, a person could not take control of the board until the third annual meeting after the closing of the takeover, since a majority of our directors will not stand for election until that third annual meeting. This provision could discourage potential acquisition proposals and could delay or prevent a change in control of the company and also could diminish the opportunities for a holder of our common stock to participate in tender offers, including offers at a price above the then-current market price for our common stock. These provisions also may inhibit fluctuations in our stock price that could result from takeover attempts.

Risks Related to our Indebtedness

We are leveraged, and our debt service requirements will continue to make us vulnerable to economic downturns.

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

     Most of our operations are conducted through, and most of our assets are held by, our subsidiaries. Therefore, we are dependent on the cash flow of our subsidiaries to meet our debt obligations. Our subsidiaries are separate legal entities that have no obligation to pay any amounts due under the Convertible Subordinated Notes, or to make any funds available therefore, whether by dividends, loans or other payments. Our subsidiaries have not guaranteed the payment of the Convertible Subordinated Notes, and payments on the Convertible Subordinated Notes are required to be made only by us. Except to the extent we may ourselves be a creditor with recognized claims against our subsidiaries, subject to any limitations contained in our debt agreements, all claims of creditors and holders of preferred stock, if any, of our subsidiaries will have priority with respect to the assets of such subsidiaries over the claims of our creditors, including holders of the Convertible Subordinated Notes.

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

     A substantial majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, a large portion of our payroll, certain operating expenses, and capital purchases are transacted in other currencies, primarily Malaysian ringgit. Since late 1998, the ringgit has been pegged at a conversion rate of 3.8 Malaysian ringgit to the U.S. dollar. If the pegging is lifted in the future, we will evaluate whether or not we will enter any hedging contracts for the Malaysian ringgit. Expenses recorded in Malaysian ringgit in the first six months of 2004 totaled approximately $26.1 million.

     We have $80.5 million in convertible subordinated notes outstanding. These notes bear interest at 2% and mature in February 2024. A hypothetical 100 basis point increase in interest rates would result in approximately $0.8 million of additional interest expense each year.

ITEM 4. CONTROLS AND PROCEDURES

     We maintain a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer have designed and evaluated our disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, pursuant to Rules 13a — 15 (e) and 15d — 15(e) of the Securities Exchange Act of 1934 for the period covered on this Quarterly Report on Form 10-Q, and have determined that such disclosure controls and procedures are effective to ensure that the information required to be disclosed in our filings under periodic Securities and Exchange Commission filings is gathered, analyzed, and disclosed with adequate timeliness, accuracy, and completeness, based on an evaluation of such controls and procedures conducted as part of the end of the period covered by this report. There has been no change in our last fiscal quarter ended July 4, 2004 that has or is likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     Not applicable.

ITEM 2. Changes in Securities

     Not applicable.

ITEM 3. Defaults Upon Senior Securities

     Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its annual meeting of stockholders on May 12, 2004.

(b)	The meeting included a proposal to elect the following three Class II directors: Paul A. Brahe, Kenneth R. Swimm, and Michael Lee Workman. This proposal was submitted as Item No. 1. The other directors of the Company whose term of office continued after the meeting are Chris A. Eyre, Neil S. Subin, David G. Takata, Thian Hoo Tan, Harry G. Van Winkle, and Raymond H. Wechsler.

(c)	Other items on which stockholders voted at the meeting were:

•	Item No. 2 — a proposal to amend the Company’s 2002 Qualified Stock Option Plan to increase the number of shares reserved for issuance by 650,000 shares, and make certain other Plan changes;

•	Item No. 3 — a proposal to ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending January 2, 2005.

(d)	Shares of Common Stock voted were as follows:

		Total Vote
	Total Vote	Withheld
	For Each	From Each
	Director	Director
Item No. 1
(Election of Class II Directors)
Paul A. Brahe	24,497,113	680,270
Kenneth R. Swimm	23,755,598	1,421,785
Michael Lee Workman	23,755,221	1,422,162

				Broker
	For	Against	Abstain	Non-Vote
Item No. 2
(Proposal to amend the 2002 Qualified Stock Option Plan to increase the number of shares reserved for issuance by 450,000 shares, and make certain other Plan changes)	16,533,011	4,498,713	20,460	4,125,199
Item No. 3
(Ratification of independent auditors)	24,974,885	198,656	3,842	0

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

     On April 12, 2004, the Company furnished a Form 8-K stating that it issued an April 12, 2004 press release presenting estimated financial information for the quarter ended April 4, 2004.

     On April 28, 2004, the Company furnished a Form 8-K stating that it issued an April 28, 2004 press release announcing its financial results for the quarter ended April 4, 2004, and presenting forward-looking statements related to the second quarter of 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOMAG, INCORPORATED
(Registrant)

DATE: August 9, 2004	BY: /s/ Thian Hoo Tan

Thian Hoo Tan
Chief Executive Officer

DATE: August 9, 2004	BY: /s/ Kathleen A. Bayless

Kathleen A. Bayless
Vice President, Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002