Form 10-Q
period 2004-10-03
KOMAG INC /DE/
filed 2004-11-05
CIK 813347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended October 3, 2004
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

     Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [   ]

     On October 3, 2004, 27,916,827 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding.

INDEX
KOMAG, INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KOMAG, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Net sales	$102,424	$109,199	$327,148	$320,061
Cost of sales	79,256	83,840	245,422	249,090

Gross profit	23,168	25,359	81,726	70,971
Operating expenses:
Research, development, and engineering	9,720	10,778	30,385	31,089
Selling, general, and administrative	3,923	4,717	13,185	13,317
Gain on disposal of assets	(230)	(792)	(630)	(1,870)

	13,413	14,703	42,940	42,536

Operating income	9,755	10,656	38,786	28,435
Other income (expense):
Interest income	342	103	851	343
Interest expense	(437)	(3,351)	(2,744)	(10,095)
Other, net	(75)	83	(142)	307

	(170)	(3,165)	(2,035)	(9,445)

Income before income taxes	9,585	7,491	36,751	18,990
Provision for (benefit from) income taxes	321	(2,452)	1,146	(607)

Net income	$9,264	$9,943	$35,605	$19,597

Basic net income per share	$0.33	$0.42	$1.31	$0.84

Diluted net income per share	$0.33	$0.40	$1.27	$0.81

Number of shares used in basic per share computations	27,792	23,558	27,200	23,457

Number of shares used in diluted per share computations	28,285	24,860	28,036	24,252

See notes to condensed consolidated financial statements.

KOMAG, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 3, 2004	December 28, 2003
ASSETS
Current assets
Cash and cash equivalents	$91,133	$70,058
Accounts receivable (less allowances of $1,159 and $1,064 respectively)	62,872	60,628
Inventories	36,398	25,501
Prepaid expenses and deposits	2,528	2,756

Total current assets	192,931	158,943
Property, plant, and equipment, net	205,689	184,536
Intangible assets, net	2,123	4,257
Other assets	3,015	71

	$403,758	$347,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$20,247
Trade accounts payable	35,422	40,117
Accrued expenses and other liabilities	16,720	25,054

Total current liabilities	52,142	85,418
Long-term debt	80,500	95,801

Total liabilities	132,642	181,219
Stockholders’ equity
Common stock, $0.01 par value per share:
Authorized - 50,000 shares
Issued and outstanding - 27,917 and 23,753 shares, respectively	279	238
Additional paid-in capital	241,210	172,457
Deferred stock-based compensation	(99)	(228)
Retained earnings (accumulated deficit)	29,726	(5,879)

Total stockholders’ equity	271,116	166,588

	$403,758	$347,807

See notes to condensed consolidated financial statements.

KOMAG, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months	Nine Months
	Ended	Ended
	October 3, 2004	September 28, 2003
Operating Activities
Net income	$35,605	$19,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	27,499	29,998
Amortization and adjustments of intangible assets	2,422	2,809
Stock-based compensation	555	1,697
Non-cash interest charges	398	5,001
Gain on disposal of assets	(630)	(1,870)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,244)	(15,447)
Inventories	(10,897)	(6,480)
Prepaid expenses and deposits	(492)	(593)
Trade accounts payable	(4,322)	1,798
Accrued expenses and other liabilities	(7,987)	5,509

Net cash provided by operating activities	39,907	42,019
Investing Activities
Acquisition of property, plant, and equipment	(49,312)	(14,655)
Proceeds from disposal of property, plant, and equipment	1,290	1,930
Other	(256)	(271)

Net cash used in investing activities	(48,278)	(12,996)
Financing Activities
Payment of debt	(116,341)	(5,312)
Proceeds from the issuance of long-term debt	77,419	—
Proceeds from sale of common stock, net of issuance costs	68,368	429

Net cash provided by (used in) financing activities	29,446	(4,883)

Increase in cash and cash equivalents	21,075	24,140
Cash and cash equivalents at beginning of period	70,058	23,520

Cash and cash equivalents at end of period	$91,133	$47,660

See notes to condensed consolidated financial statements

KOMAG, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
OCTOBER 3, 2004

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the condensed consolidated financial position, operating results, and cash flows for the periods presented, have been included. Operating results for the nine months ended October 3, 2004 are not necessarily indicative of the results that may be expected for the year ending January 2, 2005.

     Fiscal Year: The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. Because the Company’s 2004 fiscal year will include 53 weeks, its three-month reporting periods ended April 4, 2004, July 4, 2004, and October 3, 2004 included 14 weeks, 13 weeks, and 13 weeks, respectively. The fourth quarter of 2004 will include 13 weeks. The Company’s three-month reporting periods ended March 30, 2003, June 29, 2003, and September 28, 2003 each included 13 weeks.

     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following (in thousands):

	October 3, 2004	December 28, 2003
Raw materials	$16,771	$13,525
Work in process	12,770	6,134
Finished goods	6,857	5,842

	$36,398	$25,501

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

	Three Months Ended		Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Net income, as reported	$9,264	$9,943	$35,605	$19,597
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects of zero	185	297	555	1,697
Deduct: Stock-based compensation expense determined under the fair value method for all awards, net of related tax effects of zero	(887)	(1,333)	(2,799)	(3,346)

Pro forma net income	$8,562	$8,907	$33,361	$17,948

Net income per share:
Basic — as reported	$0.33	$0.42	$1.31	$0.84

Diluted — as reported	$0.33	$0.40	$1.27	$0.81

Basic — pro forma	$0.31	$0.38	$1.23	$0.77

Diluted — pro forma	$0.30	$0.36	$1.19	$0.74

     For pro forma disclosure purposes, the Company used the Black-Scholes option pricing model to estimate the fair value of each option and stock purchase right grant on the date of grant.

     The following assumptions were used to estimate the fair value of option grants in the first, second, and third quarters of 2004, and the first and third quarters of 2003 (there were no grants in the second quarter of 2003): risk-free interest rates of 2.46%, 3.70%, and 3.09%, respectively, for 2004, and 2.68% and 2.54%, respectively, for 2003; volatility factors of the expected market price of the Company’s common stock of 82.6%, 82.7%, and 78.28%, respectively, for 2004, and 87.1% and 85.5%, respectively, for 2003; and a weighted-average expected option life of 4.0 years for all periods presented. The weighted-average fair value of options granted was $11.58, $8.34, and $6.32, respectively, in the first, second, and third quarters of 2004, and $4.34 and $8.28, respectively, in the first and third quarters of 2003.

     The following assumptions were used to estimate the fair value of employee purchase rights under the Amended and Restated 2002 Employee Stock Purchase Plan (ESPP) for the first, second, and third quarters of 2004 and 2003: risk-free interest rates of 1.00%, 1.49%, and 1.52%, respectively, for 2004, and 1.18%, 1.18%, and 0.99%, respectively, for 2003; volatility factors of 73.5%, 70.9%, and 67.4%, respectively, for 2004, and 62.2%, 62.2%, and 51.8%, respectively, for 2003; and weighted-average expected purchase rights lives of six months for all periods presented. The weighted-average fair value of those purchase rights granted was $4.64, $4.71, and $3.62, respectively, in the first, second, and third quarters of 2004, and $2.07 in the first, second, and third quarters of 2003.

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

     The following table reflects the computation of net income per share. The table is in thousands, except per share amounts.

	Three Months Ended		Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Numerator: Net income	$9,264	$9,943	$35,605	$19,597

Denominator for basic income per share - weighted average shares	27,792	23,558	27,200	23,457
Effect of dilutive securities:
Stock purchase rights	4	440	12	424
Stock options	288	490	468	287
Warrants	201	372	356	84

Denominator for dilutive income per share	28,285	24,860	28,036	24,252

Basic net income per share	$0.33	$0.42	$1.31	$0.84

Diluted net income per share	$0.33	$0.40	$1.27	$0.81

     Incremental common shares attributable to outstanding common stock options (assuming proceeds would be used to purchase treasury stock) of 774,414 and 241,959 for the three-month and nine-month periods ended October 3, 2004, respectively, and 5,597 and 105,457 for the three-month and nine-month periods ended September 28, 2003, respectively, were not included in the diluted net income per share computation because the effect would have been anti-dilutive.

The Company’s Convertible Subordinated Notes (see Note 6) will be convertible, under certain circumstances, into approximately 3.0 million shares of the Company’s common stock. These shares have been excluded from the earnings per share calculation in accordance with SFAS No. 128. In October 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-08 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” This consensus, which is expected to be effective during the fourth quarter of 2004, will require the Company to include these additional 3.0 million shares in the calculation of diluted earnings per share. If EITF 04-08 had gone into effect in the third quarter of 2004, the Company’s reported diluted earnings per share would have been reduced by approximately $0.02.

Note 2. Major Customers

     The following table reflects the percentage of the Company’s revenue by major customer:

	Three Months Ended		Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Maxtor Corporation	48%	36%	48%	36%
Hitachi Global Storage Technologies	36%	25%	29%	15%
Western Digital Corporation	8%	36%	12%	41%

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

     In the third quarter of 2003, the Company received approval from the Malaysian Ministry of Finance for the exemption of withholding tax on royalty payments made by its Malaysian operations to its subsidiary in the Netherlands. The exemption is for a period of five years effective retroactively from January 2002 through December 2006. Because the withholding taxes on the royalty and interest payments were no longer payable, the Company reversed its related accrual in the third quarter of 2003, and recorded an income tax benefit of $2.5 million associated with the reversal. The third quarter of 2003 income tax provision without the $2.5 million tax benefit was less than $0.1 million.

     For the first nine months of 2003, we recorded a net income tax benefit of $0.6 million, which reflected the $2.5 million tax benefit related to withholding taxes which are no longer payable, as discussed above, net of $1.9 million of foreign withholding taxes and foreign income taxes.

     In the first and third quarters of 2004, the Company utilized $1.6 million and $1.1 million, respectively, of Malaysian capital allowances and net operating loss carry-forwards ($0.5 million and $0.3 million tax-effected, respectively). Upon emergence from chapter 11 bankruptcy on June 30, 2002, the Company provided a full valuation allowance against all tax assets; therefore, upon utilization of the capital allowance and net operating loss carry-forwards in the first and third quarters of 2004, the Company made a $0.8 million reduction to intangible assets. The $0.8 million reduction was allocated to reduce the Company’s volume purchase agreement (VPA) with Western Digital Corporation (Western Digital) by $0.5 million and developed technology by $0.3 million.

     The use of the Company’s net operating losses and tax credit carry-forwards generated by the predecessor company (the Company prior to emergence from chapter 11 bankruptcy) will be accounted for first as a credit to intangible assets when they are utilized, and then to additional paid-in capital after the intangible assets have been reduced to zero.

Note 4. Intangible Assets

     As of October 3, 2004, intangible assets included three items. A VPA of $7.7 million (less accumulated amortization of $5.1 million and tax-related adjustments of $1.5 million) is included in intangible assets. The VPA is being amortized on a straight-line basis and has a remaining useful life of six months. In addition, developed technology of $3.1 million (less accumulated amortization of $2.0 million and tax-related adjustments of $0.8 million) is included in intangible assets. The developed technology is being amortized on a straight-line basis and has a remaining useful life of fifteen months. Lastly, patent costs of $0.9 million (less accumulated amortization of $0.2 million) are included in intangible assets.

     Amortization and adjustments of intangible assets in the third quarter and first nine months of 2004 was $0.8 million and $2.4 million, respectively, and was $0.9 million and $2.8 million, respectively, in the third quarter and first nine months of 2003.

Note 5. Accrued Expenses and Other Liabilities

     The following table summarizes accrued expenses and other liabilities (in thousands):

	October 3, 2004	December 28, 2003
Accrued compensation and benefits	$13,372	$20,608
Other liabilities	3,348	4,446

	$16,720	$25,054

Note 6. Debt and Equity Offerings

     On January 28, 2004, the Company announced the closing of its offering of $80.5 million of 2.0% Convertible Subordinated Notes (the Notes). The Notes mature on February 1, 2024, bear interest at 2.0%, and require semiannual interest payments beginning on August 1, 2004. The Notes will be convertible, under certain circumstances, into shares of the Company’s common stock based on an initial effective conversion price of $26.40. Holders of the Notes may convert the Notes into shares of the Company’s common stock prior to maturity if: 1) the sale price of the Company’s common stock equals or exceeds $31.68 for at least 20 trading days in any 30 consecutive trading day period within any fiscal quarter of the Company; 2) the trading price of the Notes falls below a specified threshold prior to February 19, 2019; 3) the Notes have been called for redemption; or 4) specified corporate transactions (as described in the offering prospectus for the notes) occur. As of October 3, 2004, none of the preceding conditions had been met; therefore, the debt was not convertible. The Company may redeem the Notes on or after February 6, 2007, at specified declining redemption premiums. Holders of the Notes may require the Company to purchase the Notes on February 1, 2011, 2014, or 2019, or upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest.

     There are no financial covenants, guarantees, or collateral associated with the Notes. In connection with the issuance of the Notes, the Company incurred $3.1 million of loan fees. The loan fees, which are included in other assets on the condensed consolidated balance sheet, are being amortized on a straight-line basis over the 20-year life of the Notes. On October 3, 2004, unamortized loan fees were $3.0 million.

     On January 28, 2004, the Company sold 3,525,000 shares of its common stock at $20.00 per share. The proceeds from the sale of the common stock, net of $4.1 million of issuance costs, were $66.4 million.

     The combined net proceeds from the issuance of the Notes and the common stock were $143.8 million.

     In February 2004, the Company used the proceeds from the January 2004 debt and equity offerings to repay in full $116.3 million of previously outstanding Senior Secured Notes and certain other promissory notes. The previously outstanding debt bore a weighted-average interest rate of 9.5%. There was no gain or loss recognized on the repayment of the debt. Additionally, the Company terminated an unused credit facility in January 2004.

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

     Because our 2004 fiscal year will include 53 weeks, our three-month and nine-month reporting periods ended October 3, 2004, included 13 weeks and 40 weeks, respectively. Our three-month and nine-month reporting periods ended September 28, 2003, included 13 weeks and 39 weeks, respectively.

Net Sales

     In the third quarter of 2004, consolidated net sales of $102.4 million were 6.2% lower compared to $109.2 million in the third quarter of 2003. Finished unit sales volume decreased to 16.6 million units in the third quarter of 2004 from 17.5 million units in the third quarter of 2003. Further, our finished unit average selling price decreased by 2.3% in the third quarter of 2004 compared to the third quarter of 2003. The decrease reflected the sale of end-of-life products in the third quarter of 2004 at prices that were lower than our current generation products. Excluding the sale of end-of-life products, our average selling price increased 1.0% in the third quarter of 2004 compared to the third quarter of 2003, due to a higher mix of 80 GB products.

     In the third quarter of 2004, other disk sales (which generally include single-sided disks, aluminum substrate disks, plated disks, textured disks, and polished disks) were $11.1 million, a 9.0% decrease compared to $10.1 million in the third quarter of 2003.

     In the third quarter of 2004, sales of 80 GB and greater per platter disks increased to 93% of net sales, compared to 34% in the third quarter of 2003. The increase reflected the continued customer migration to higher storage densities. All of our customers completed the transition from 40 GB to 80 GB programs in the first quarter of 2004.

     In the third quarter of 2004, sales to Maxtor Corporation (Maxtor), Hitachi Global Storage Technologies (HGST) and Western Digital accounted for 48%, 36%, and 8%, respectively, of our revenue. In the third quarter of 2003, sales to Maxtor, HGST, and Western Digital accounted for 36%, 25%, and 36%, respectively, of our revenue.

     Finished disk shipments for desktop and consumer applications together represented 94% of our third quarter of 2004 unit shipment volume compared to 93% in the third quarter of 2003. The remaining finished disk shipments (6% in the third quarter of 2004 and 7% in the third quarter of 2003) were disks for high-end server (enterprise) drives.

     Consolidated net sales in the first nine months of 2004 increased to $327.2 million, a $7.1 million increase compared to $320.1 million in the first nine months of 2003. The increase was primarily driven by a 2.5% increase in our finished unit average selling price in the first nine months of 2004 compared to the first nine months of 2003. The higher average selling price reflected a higher mix of 80 GB products. Our sales volume increased by 0.8%, to 50.9 million units in the first nine months of 2004 compared to 50.5 million units in the first nine months of 2003.

     Other disk sales in the first nine months of 2004 were $34.1 million, compared to $36.3 million in the first nine months of 2003 due to a reduction in textured disk sales partially offset by increasing aluminum substrates and polished disk sales.

     In the fourth quarter of 2004, we expect revenue to increase 10% to 15%, compared to the third quarter of 2004, due to the normal seasonal strength. Our sales are concentrated among a few customers. We expect to continue to derive a substantial portion of our sales from Maxtor, HGST, and Western Digital.

Gross Profit

     For the third quarter of 2004, our overall gross profit percentage was 22.6%, a 0.6 percentage point decline compared to a gross profit percentage of 23.2% for the third quarter of 2003. A decrease in our finished unit average selling price (as discussed above), accounted for a 1.8 percentage point decrease in our gross profit. A sale of previously written down product and lower overall manufacturing spending (primarily lower incentive compensation) partially offset the decline in our average selling price.

     For the first nine months of 2004, we achieved a gross profit percentage of 25.0% compared to a gross profit percentage of 22.2% for the first nine months of 2003, a 2.8 point increase. The increase in the finished unit average selling prices (as discussed above), accounted for an increase of approximately 1.8 points in the gross profit percentage for the first nine months of 2004. The remainder of the improvement in the gross profit percentage was primarily due to lower provisions for incentive compensation and lower amortization of deferred stock compensation charges in the first nine months of 2004.

     We expect to maintain our variable cost per unit at levels similar to the first nine months of 2004 while continuing to advance our technology. Our fixed cost per unit is dependent on the production levels we achieve. In the fourth quarter of 2004, we expect higher unit production and shipments, which we expect will result in lower fixed cost per unit.

Research, Development, and Engineering Expenses

     Research, development, and engineering (R&D) expenses of $9.7 million in the third quarter of 2004 were $1.1 million lower compared to the $10.8 million in the third quarter of 2003. The decrease primarily reflected lower incentive compensation expense in the third quarter of 2004 compared to the third quarter of 2003.

     R&D expenses of $30.4 million in the first nine months of 2004 were $0.7 million lower than the $31.1 million in the first nine months of 2003. The decrease primarily reflected lower incentive compensation expense, partially offset by a $1.4 million non-recurring payroll-related charge.

Selling, General, and Administrative Expenses

     Selling, general, and administrative (SG&A) expenses of $3.9 million in the third quarter of 2004 were $0.8 million lower compared to the $4.7 million incurred in the third quarter of 2003, which is primarily due to a decrease in incentive compensation charges.

     SG&A expenses of $13.2 million in the first nine months of 2004 were relatively flat compared to the $13.3 million incurred in the first nine months of 2003. Lower incentive compensation and deferred compensation expense were offset by higher payroll and consulting fees.

Interest Expense

     Interest expense in the third quarter of 2004 was $0.4 million, and represented interest on the $80.5 million, 2% Convertible Subordinated Notes, which were issued on January 28, 2004. Interest expense in the first nine months of 2004 was $2.7 million, and included $1.6 million of interest on the Senior Secured Notes and certain promissory notes, and $1.1 million of interest expense on the new Notes.

     We recorded $3.4 million of interest expense in the third quarter of 2003 and $10.1 million in the first nine months of 2003. Interest expense in both periods primarily represented interest on the Senior Secured Notes, the Junior Secured Notes, and certain promissory notes.

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

     In the first and third quarters of 2004, we utilized $1.6 million and $1.1 million, respectively, of Malaysian capital allowances and net operating loss carry-forwards ($0.5 million and $0.3 million tax-effected, respectively). Upon emergence from chapter 11 bankruptcy on June 30, 2002, we provided a full valuation allowance against all tax assets; therefore, upon utilization of the capital allowance and net operating loss carry-forwards in the first and third quarters of 2004, we made a $0.8 million reduction to intangible assets. The $0.8 million reduction was allocated to reduce our volume purchase agreement (VPA) with Western Digital Corporation (Western Digital) by $0.5 million and developed technology by $0.3 million.

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

     There were no significant changes from prior quarter estimates during the first nine months of 2004.

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

     There were no impairments of long-lived assets during the first nine months of 2004.

Inventory Obsolescence

     Our policy is to provide for inventory obsolescence based upon an estimated obsolescence percentage applied to the inventory based on age, historical trends, and requirements to support forecasted sales. In addition, and as necessary, we may provide additional charges for future known or anticipated events.

     In the third quarter of 2004, we sold $1.4 million of inventory that had been written down to zero in the second quarter of 2004. This resulted in a positive impact of 1.3 percentage points on our gross margin in the third quarter of 2004.

Liquidity and Capital Resources

     Cash and cash equivalents of $91.1 million at the end of the third quarter of 2004 increased by $21.1 million from the end of the 2003 fiscal year. The increase primarily reflected the receipt of $77.4 million and $66.4 million in net proceeds from our January 2004 debt and equity public offerings, respectively, and a $39.9 million increase resulting from consolidated operating activities, offset by $116.3 million in debt repayments, and $49.3 million of spending on property, plant, and equipment.

     Consolidated operating activities generated $39.9 million in cash in the first nine months of 2004. The primary components of this change include the following:

•	net income of $35.6 million, plus non-cash charges of $30.2 million;

•	an accounts receivable increase of $2.2 million primarily related to the timing of sales;

•	an inventory increase of $10.9 million, due to the timing of production and sales of product to certain customers;

•	an accounts payable decrease of $4.3 million, which primarily reflected a reduction in accounts payable days outstanding; and

•	an accrued compensation and benefits decrease of $7.2 million, which primarily reflected payments of the 2003 incentive compensation plan in early 2004.

     Our total capital spending in the first nine months of 2004 was $49.3 million, which included capital expenditures for our capacity expansion as well as the $10.0 million purchase price for the acquisition of the Trace substrate facility and equipment. Current non-cancelable capital commitments as of October 3, 2004 totaled $0.4 million. For the remainder of 2004, we plan to spend approximately $13.0 million on property, plant, and equipment for projects designed to improve yield and productivity, as well as to improve equipment capability for the manufacture of advanced products.

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

     At October 3, 2004, our long-term debt obligations, operating lease obligations, and unconditional purchase obligations, were as follows (in thousands):

	Remainder
	of
	2004	2005	2006	2007	2008	Thereafter	Total
Long-Term Debt Obligations	$—	$—	$—	$—	$—	$80,500	$80,500
Operating Lease Obligations (1)	886	3,740	3,344	415	5	—	8,390
Unconditional Purchase Obligations (2)	741	1,504	137	—	—	—	2,382

Total Contractual Cash Obligations	$1,627	$5,244	$3,481	$415	$5	$80,500	$91,272

(1)	These represent gross operating lease obligations, and are not reduced by sublease income.

(2)	Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding, and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable pricing provisions; and the approximate timing of the transactions. The amounts are based on our contractual commitments; however, it is possible we may negotiate lower payments if we choose to exit these contracts earlier.

     Based on current operating forecasts, we estimate that the cash balance and cash from operations will be adequate to support our continuing operations, capital spending plan, and interest payments for at least the next twelve months.

Other

     In January 2004, we issued $80.5 million of 2.0% subordinated notes convertible into common stock. In October 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-08 “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share.” This consensus, which is expected to be effective during the fourth quarter of 2004, will require us to include an additional 3.0 million shares of our common stock in the calculation of diluted earnings per share. If EITF 04-08 had gone into effect in the third quarter of 2004, our reported diluted earnings per share would have been reduced by approximately $0.02.

RISK FACTORS

     These risks and uncertainties are not the only ones facing our company. Additional risks and uncertainties that we are unaware of or currently deem immaterial may also become important factors that may harm our business. If any of the following risks actually occur, or other unexpected events occur, our business, financial condition or results of operations could be materially adversely affected, and the value of our stock could decline. You should also refer to the other information set forth in this report and incorporated herein by reference, including our condensed consolidated financial statements and the related notes. Further, this Form 10-Q contains forward-looking statements. Actual results may differ significantly from the results contemplated by our forward-looking statements.

Risks Related to Our Business

We had a history of operating losses and emerged from chapter 11 bankruptcy in 2002. Despite operating profitability during each of our seven most recent fiscal quarters, we cannot assure you that we will be able to maintain or improve our profitability in the future.

     In 2001, after defaulting on our debt obligations, we filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code. We emerged from chapter 11 bankruptcy in June 2002. Although we have been profitable in our most recent seven quarters, we have a history of losses. Due to the factors discussed below in this Risk Factors section, including the very competitive, capital intensive and historically cyclical nature of the disk and disk drive markets on which our business is dependent, we cannot assure you that we will be able to sustain or improve our profitability in the future.

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

     Our business is characterized by high fixed overhead costs including expensive plant facilities and production equipment. Our per unit costs and our gross margin are significantly affected by the number of units we produce and the amount of our production capacity that we utilize. In the third quarter of 2004, we completed the installation of additional equipment, which increased our production capacity to approximately 24 million disks a quarter. We are currently operating below this capacity level. If we are unable to utilize our expanded capacity, we may be unable to increase or sustain our gross margins. If our capacity utilization decreases for any reason, including lack of customer demand or cancellation or delay of customer orders, we could experience significantly higher unit production costs, lower margins and potentially significant losses. Underutilization of our production capacity could also result in equipment write-offs, restructuring charges and employee layoffs. For example, from our 1997 fiscal year to the third quarter of our 2002 fiscal year, our gross margin was severely adversely affected by the underutilization of our capacity. If our production capacity is underutilized for any reason, our financial results and our business would be severely harmed.

We receive a large percentage of our net sales from only a few disk drive manufacturing customers, the loss of any of which would adversely affect our sales.

     Our customers are disk drive manufacturers. A relatively small number of disk drive manufacturers dominates the disk drive market. In the first nine months of 2004, four of these manufacturers (HGST, Maxtor, Western Digital, and Seagate) accounted for approximately three-fourths of worldwide hard disk drive sales. Accordingly, we expect that the success of our business will continue to depend on a limited number of customers who have comparatively strong bargaining power in negotiating contracts with us.

     In the first nine months of 2004, 48% of our net sales were to Maxtor, 29% were to HGST, and 12% were to Western Digital. In fiscal year 2003, 37% of our net sales were to Maxtor, 17% were to HGST, and 38% were to Western Digital. If any one of our significant customers reduces its disk requirements or develops or expands capacity to produce its own disks, and we are unable to replace these orders with sales to new customers, our sales would be reduced and our business would suffer.

Price competition may force us to lower our prices, causing our gross margin to suffer.

We face significant price competition in the disk industry. High levels of competition have historically put downward pressure on prices per unit. Additionally, the average selling price of disks and disk drives rapidly declines over their commercial life as a result of technological enhancements, productivity improvements and industry supply increases. We may be forced to lower our prices or add new products and features at lower prices to remain competitive, and we may otherwise be unable to introduce new products at higher prices. We cannot assure you that we will be able to compete successfully in this kind of price competitive environment. Lower prices would reduce our ability to generate sales, and our gross margin would suffer. If we fail to mitigate the effect of these pressures through increased sales volume or changing our product mix, our net sales and gross margin could be adversely affected. Price declines are also affected by any imbalances between demand and supply. For most of 2002, as in the several years prior, disk supply exceeded demand. As independent suppliers like us struggled to utilize their capacity, the excess disk supply caused average selling prices for disks to decline. Pricing pressure on component suppliers was also compounded by high consumer demand for inexpensive personal computers and consumer devices. Supply and demand conditions have improved since 2002, resulting in a more stable pricing environment. Supply and demand factors and industry-wide competition could continue to adjust and force disk prices down, which, in turn, would put pressure on our gross margin.

Internal disk operations of disk drive manufacturers may adversely affect our ability to sell our disk products.

     Disk drive manufacturers such as HGST, Maxtor, and Seagate have large internal thin-film media manufacturing operations, and are able to produce a substantial percentage of their disk requirements. We compete directly with these internal operations when we market our products to these disk drive companies, and compete indirectly when we sell our disks to customers who must compete with vertically-integrated disk drive manufacturers. Vertically-integrated companies have the opportunity to keep their disk-making operations fully utilized, thus lowering their costs of production. This cost advantage contributes to the pressure on us and other independent disk manufacturers to sell disks at lower prices and can severely affect our profitability. Vertically-integrated companies are also able to achieve a large manufacturing scale that supports the development resources necessary to advance technology rapidly. We may not have sufficient resources or manufacturing scale to be able to compete effectively with these companies as to production costs or technology development, which would negatively impact our net sales and market share.

If future demand for our products exceeds the production capability of our existing facilities, we may be required to invest significant capital expenditures to increase capacity or else risk losing market share.

     We believe that we have limited capability to expand further our production capacity using our existing facilities to meet incremental increases in future demand for our disk products. If demand for our products were to exceed significantly these capacity levels, we may not be able to satisfy this increased demand. To increase our production capacity to meet significant increases in demand for our disks, we would be required to expand our existing facilities, construct new facilities, or acquire entities with additional production capacities. These alternatives would require significant capital investments by us and would require us to seek additional equity or debt financing. There can be no assurance that such financing would be available to us when needed on acceptable terms, or at all. If we were unable to expand capacity on a timely basis to meet increases in demand, we could lose market opportunities for sales, and our market share could decline. Further, we cannot assure you that the increased demand for our disk products would continue for a sufficient period of time to recoup our capital investments associated with increasing our production capacity.

If we are unable to perform successfully in the highly competitive and increasingly concentrated disk industry, we may not be able to maintain or gain additional market share, and our operating results would be harmed.

     The market for our products is highly competitive, and we expect competition to continue in the future. Competitors in the thin-film media industry fall mainly into two groups: Asian-based independent disk manufacturers, and captive disk manufacturers. Our major Asian-based independent competitors include Fuji Electric, Hoya, and Showa Denko (Trace Storage became part of Showa Denko in mid-2004). The captive disk manufacturers who produce thin-film media internally for their own use include HGST, Maxtor, and Seagate. In late 2002, IBM entered into a joint venture with Hitachi. The joint venture, named Hitachi Global Storage Technologies (HGST), includes Hitachi’s and IBM’s disk drive operations and a portion of IBM’s thin-film media operations, and evidences the increasing concentration and economies of scale in our industry. Many of these competitors have greater financial resources than we have, which could allow them to adjust to fluctuating market conditions better than us. Further, they may have greater technical and manufacturing resources, more extensive name recognition, more marketing power, a broader array of product lines and preferred vendor status. To the extent our competitors continue to consolidate and achieve greater economies of scale, we will face additional competitive challenges. If we are not able to compete successfully in the future, we would not be able to gain additional market share for our products, or we may lose our existing market share, and our operating results could be harmed.

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

     We rely on a limited number of suppliers for some of the materials and equipment used in our manufacturing processes, including aluminum blanks, aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. For example, Kobe Steel, Ltd. is our sole supplier of aluminum blanks, a fundamental component in producing our disks. We also rely on OMG Fidelity, Inc. and Heraeus Incorporated for supplies of nickel plating solutions and sputtering target materials, respectively. The supplier base has been weakened by the poor financial condition of the industry in recent years, and some suppliers have exited the business. Our production capacity would be limited if one or more of these materials were to become unavailable or available in reduced quantities, or if we were unable to find alternative suppliers. For example, due to the significant growth in demand for our disk products in the fourth quarter of 2002, our sales were lower during the quarter than the available market opportunity due to our inability to acquire additional aluminum substrates. If our sources of materials and supplies were limited or unavailable for a significant period of time, our production, operating results, and ability to grow our business could be adversely affected.

Disk drive program life cycles are short, and disk drive programs are highly customized. If we fail to respond to our customers’ demanding requirements, we will not be able to compete effectively.

     The disk industry is subject to rapid technological change, and if we are unable to anticipate and develop products and production technologies on a timely basis, our competitive position could be harmed. In general, the life cycles of disk drive programs are short. For example, between approximately 1999 and 2002, areal density rose dramatically on an annual basis. Additionally, disks must be more customized to each disk drive program. Short program life cycles and customization have increased the risk of product obsolescence, and as a result, supply chain management, including just-in-time delivery, has become a standard industry practice. In order to sustain customer relationships and sustain profitability, we must be able to develop new products and technologies in a timely fashion in order to help customers reduce their time-to-market performance, and continue to maintain operational excellence that supports high-volume manufacturing ramps and tight inventory management throughout the supply chain. Accordingly, we have invested, and intend to continue to invest heavily, in our research and development program. If we cannot respond to this rapidly changing environment or fail to meet our customers’ demanding product and qualification requirements, we will not be able to compete effectively. As a result, we would not be able to maximize the use of our production facilities, and our profitability would be negatively impacted.

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

     As a result of our consolidation of manufacturing operations in Malaysia, technology developed at our U.S.-based research and development center must now be first implemented for high-volume production at our Malaysian facilities without the benefit of being implemented at a U.S. factory. Therefore, we rely heavily on electronic communications between our U.S. headquarters and our Malaysian facilities to transfer specifications and procedures, diagnose operational issues, and meet customer requirements. If our operations in Malaysia or overseas communications are disrupted for a prolonged period for any reason, including a failure in electronic communications with our U.S. operations, the manufacture and shipment of our products would be delayed, and our results of operations would suffer.

     Furthermore, our ability to transfer funds from our Malaysian operations to the United States is subject to Malaysian rules and regulations. In 1999, the Malaysian government repealed a regulation that restricted the amount of dividends that a Malaysian company may pay to its stockholders. Had it not been repealed, this regulation would have potentially limited our ability to transfer funds to the United States from our Malaysian operations. Because a significant percentage of our revenues is generated from our Malaysian operations, we would be unable to finance our U.S.-based research and development and/or repay our U.S. debt obligations if similar regulations are enacted in the future.

     Additionally, there are a number of risks associated with conducting business outside of the United States. Our sales to Asian customers, including the foreign subsidiaries of domestic disk drive companies, account for substantially all of our net sales. While our Asian customers assemble a substantial portion of their disk drives in Asia, they subsequently sell these products throughout the world. Therefore, our high concentration of Asian sales does not accurately reflect the eventual point of consumption of the assembled disk drives. We anticipate that international sales will continue to represent the majority of our net sales, and as a result the success of our business is subject to factors affecting global markets generally.

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

     Our future success depends on the continued service of our executive officers, our highly-skilled research, development, and engineering team, our manufacturing team, and our key administrative, sales and marketing, and support personnel. Acquiring talented personnel who possess the advanced skills we require has been difficult. Our bankruptcy filing and our financial performance in prior years increased the difficulty of attracting and retaining skilled engineers and other knowledgeable workers. Even though we have emerged from bankruptcy, we may have difficulty attracting and retaining key personnel. We may not be able to attract, assimilate, or retain highly-qualified personnel to maintain the capabilities that are necessary to compete effectively. Further, we do not have key person life insurance on any of our key personnel. If we are unable to retain existing or hire key personnel, our business, financial condition, and operating results could be harmed.

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

     Our operating results historically have fluctuated significantly on both a quarterly and annual basis. We believe that our future operating results will continue to be subject to quarterly variations based on a wide variety of factors, including:

•	timing of significant orders, or order cancellations;

•	changes in our product mix and average selling prices;

•	modified, adjusted or rescheduled shipments;

•	availability of disks versus demand for disks;

•	the cyclical nature of the disk drive industry;

•	our ability to develop and implement new manufacturing process technologies;

•	increases in our production and engineering costs associated with initial design and production of new product programs;

•	the ability of our process equipment to meet more stringent future product requirements;

•	our ability to introduce new products that achieve cost-effective high-volume production in a timely manner, timing of product announcements, and market acceptance of new products;

•	the availability of our production capacity, and the extent to which we can use that capacity;

•	changes in our manufacturing efficiencies, in particular product yields and input costs for direct materials, operating supplies and other running costs;

•	prolonged disruptions of operations at any of our facilities for any reason;

•	changes in the cost of or limitations on availability of labor;

•	structural changes within the disk industry, including combinations, failures, and joint venture arrangements; and

•	changes in tax regulations in foreign jurisdictions that could potentially reduce our tax incentives in areas such as Malaysian capital allowances, tax holidays, and exemptions on withholding tax on royalty payments made by our Malaysian operations to our subsidiary in The Netherlands.

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

     We have in the past and from time to time in the future may acquire businesses, products, equipment, or technologies that we believe complement or expand our existing business. Acquisitions involve numerous risks, including the following:

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

     For example, in 2000, we acquired HMT Technology Corporation (HMT), another disk manufacturer. As a result of the acquisition of HMT, we acquired debt liabilities, real property and manufacturing facilities, and incurred significant transaction costs related to the acquisition that raised our ongoing operational expenses and fixed costs. We were unable to utilize our increased capacity and generate sufficient revenues to cover the increased costs, and have since sold a majority of all unused facilities.

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

While we believe that we currently have adequate internal control over financial reporting, we are required to evaluate the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any failure to comply with this requirement may adversely affect our operating results.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for fiscal year ending January 2, 2005, we will be required to provide a report by our management on internal control over financing reporting. Such report must contain, among other matters, management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of our internal control over financial reporting. We are performing the system and process documentation and evaluation needed to comply with the requirements of Section 404. While we anticipate being able to fully comply with the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or The Nasdaq National Market. Any such action could adversely affect our operating results and the market price of our common stock.

Risks Related to our Indebtedness

We are leveraged, and our debt service requirements will continue to make us vulnerable to economic downturns.

     In the first quarter of 2004, we completed a public common stock offering of 4.0 million shares (of which 0.5 million were sold by selling stockholders) and a public $80.5 million Convertible Subordinated Notes offering. We used a significant portion of the proceeds of the offerings to redeem all of our outstanding Senior Notes. Even though we redeemed all of the outstanding Senior Notes using the proceeds of the common stock offering and the debt offering, we now have debt service obligations under the Convertible Subordinated Notes. As a result, we may be required to use a substantial portion of our cash flow from operations to meet our obligations on our Convertible Subordinated Notes, thereby reducing the availability of cash flow to fund our business. Debt service obligations arising from the offering of our Convertible Subordinated Notes could limit our flexibility in planning for or reacting to changes in our industry, and could limit our ability to borrow more money for operations and implement our business strategy in the future. In addition, our leverage may restrict our ability to obtain additional financing in the future. We will continue to be more leveraged than some of our competitors, which may place us at a competitive disadvantage because our interest and debt repayment requirements makes us more susceptible to downturns in our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short-term debt instruments, which are accounted for as cash equivalents.

     We are exposed to foreign currency exchange rate risk. We currently do not use derivative financial instruments to hedge such risk.

     A majority of our revenue, expense, and capital purchasing activities are transacted in U.S. dollars. However, a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases are transacted in other currencies, primarily Malaysian ringgit. Since late 1998, the ringgit has been pegged at a conversion rate of 3.8 Malaysian ringgit to the U.S. dollar. If the pegging is lifted in the future, we will evaluate whether or not we will enter any hedging contracts for the Malaysian ringgit. Payroll, manufacturing, and operating expenses, and inventory and capital purchases recorded in Malaysian ringgit in the first nine months of 2004 totaled approximately $94.7 million.

     We have $80.5 million in convertible subordinated notes outstanding. These notes bear interest at 2% and mature in February 2024. A hypothetical 100 basis point increase in interest rates would result in approximately $0.8 million of additional interest expense each year.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Base on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective.

     There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during our last fiscal quarter ended October 3, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KOMAG, INCORPORATED
(Registrant)

DATE: November 5, 2004	BY:	/s/ Thian Hoo Tan

Thian Hoo Tan
Chief Executive Officer

DATE: November 5, 2004	BY:	/s/ Kathleen A. Bayless

Kathleen A. Bayless
Vice President, Chief Financial Officer

Exhibit Index

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002