Form 10-K
period 2005-01-02
KOMAG INC /DE/
filed 2005-03-17
CIK 813347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005

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
Common Stock, $0.01 par value
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act rule 12b-2).     Yes ☑          No ☐
      On July 2, 2004, which was the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $197,930,981 based on the closing sale price of $12.97 for shares of the Registrant’s common stock as reported by the Nasdaq National Market. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      On February 15, 2005, 28,165,750 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.
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
      Designated portions of the following document are incorporated by reference into this Report on Form 10-K where indicated: Komag, Incorporated Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2005, Part III.

KOMAG, INCORPORATED
TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-K

		Page

Item 1.	Business	3
Item 2.	Properties	21
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	23
Item 6.	Selected Consolidated Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 8.	Consolidated Financial Statements and Supplementary Data	35
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	63
Item 9A.	Controls and Procedures	63
Item 9B.	Other Information	63
Item 10.	Directors and Executive Officers	64
Item 11.	Executive Compensation	64
Item 12.	Security Ownership of Certain Beneficial Owners and Management	64
Item 13.	Certain Relationships and Related Transactions	64
Item 14.	Principal Accountant Fees and Services	64
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	64
EXHIBIT 10.1.1.1
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.8.1
EXHIBIT 10.9
EXHIBIT 10.9.1
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 21
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K contains forward-looking statements. In some cases, these forward-looking statements may be identified by the usage of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of such words and other comparable terminology. These statements involve known and unknown risks and uncertainties that may cause Komag, Incorporated’s or its industry’s results, level of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. Factors that may cause or contribute to such differences include, among others, those discussed under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Legal Proceedings.” Forward-looking statements not specifically described above also may be found in these and other sections of this report. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Business
General
      We design, manufacture, and market thin-film media (disks), which are incorporated into disk drives. As a result of our market leadership and significant research and development efforts, we have developed a thorough understanding of market needs in the disk drive market, and offer a broad portfolio of advanced solutions to address those needs. Our customers include Hitachi Global Storage Technologies (HGST), Maxtor Corporation (Maxtor), Seagate Technology (Seagate), and Western Digital Corporation (Western Digital), which are the world’s four largest disk drive manufacturers.
      Disks, such as the ones we manufacture, are the primary storage medium for digital data. Technology advances have greatly increased the storage capacity of individual disks, lowering the per gigabyte (GB) cost of storage. The lower cost of storage has facilitated the adoption of disk drives into a broad range of new applications, providing new areas of market growth for disks and disk drives. High-volume, high-growth applications for disk drives include personal computers (PC), high-end server (enterprise) storage systems, communications infrastructure, and consumer electronics appliances, which is currently the fastest growing market segment. The increase in storage capacity used in existing and new applications is expected to generate increased demand for disk drives and higher demand for disks such as those we sell.
      Komag was incorporated in Delaware in October 1986. Our principal executive offices are located at 1710 Automation Parkway, San Jose, California 95131, and our telephone number at that location is (408) 576-2000. Our Internet address is www.komag.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission (SEC) filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our common stock trades on the Nasdaq National Market under the symbol KOMG. The inclusion of our website address in this Report does not include or incorporate by reference into this Report any information on our website.
Industry Background

Disk Drive Market Growth
      Increasing demand for digital data storage and low-cost, high-performance disk drives has resulted in growing demand for thin-film disks. According to Dataquest, the total storage capacity of all disk drives shipped reached 21.6 million terabytes in 2004. There are 1,000 GB in a terabyte. According to Dataquest, the annual total storage capacity and number of units of all hard disk drives to be shipped between 2004 and 2008 are expected to grow at compounded annual rates of approximately 58.9% and 15.0%, respectively. We believe there are a number of key factors driving this demand, including:

•	increased demand for PCs with high storage capacities driven by consumer multi-media, broadband, and wireless applications, increased business usage, and an increased number of computers in developing economies;

•	increased demand for enterprise storage driven by a broader deployment of applications, which require significant storage capacity, such as enterprise software, data warehousing, data recovery, and data security operations;

•	increased demand for new consumer electronic applications, which require significant digital data storage capability, including digital video and audio recorders, video game platforms, emerging high-definition television applications, and global positioning systems.
      Disk drives are the primary devices used for storing, managing, and protecting the digital data associated with most of these applications. According to Dataquest, in the fourth quarter of 2004, HGST, Maxtor, Seagate, and Western Digital accounted for approximately 80% of total disk drive units shipped worldwide.
Disk Market
      Disks are enabling components in disk drives. The technical advances by disk suppliers, along with those of other component suppliers, have improved the performance and storage capacity of disk drives, and dramatically lowered the cost per GB stored. Disk suppliers help drive technology innovation in disk drives by increasing storage capacities per square inch of disk surface, referred to as areal density, and improving reliability. For example, today’s areal densities allow for up to approximately 125 GB of storage per 3 1/2-inch disk. We expect that current technologies, including synthetic anti-ferromagnetically coupled layers (SAF), will soon lead to increases in areal densities of up to approximately 160 GB of storage per 3 1/2-inch disk. We believe that other emerging technologies, including PMR, will further increase areal density.
      There are significant barriers to entry to the disk market. To succeed, we believe disk suppliers must have strong relationships with the leading disk drive manufacturers, the engineering expertise to enable technology leadership, and the economies of scale to achieve efficient low-cost operations and meet customer timing and volume requirements.
      From 1990 through 1996, the disk industry struggled to keep up with rapidly increasing demand. Beginning in 1995, many companies in the disk industry undertook aggressive expansion plans. In 1997, the widespread adoption of magneto-resistive (MR) head technology significantly increased areal densities, thereby allowing disk drive manufacturers to meet consumer demand for higher capacity by using fewer disks per drive. Despite increasing demand for disk drives during the period from 1997 through the third quarter of 2002, this lower disk-per-drive ratio resulted in relatively flat demand for disks during this period and substantial excess disk production capacity. The impact of excess capacity fell disproportionately on the independent disk manufacturers because some disk drive manufacturers chose to fill their internal disk production capacity before buying from independent disk manufacturers. As a result of these developments, much of the overcapacity in the disk industry was consolidated or taken out of service and most of the independent disk manufacturing was moved abroad and away from the largest disk purchasing companies located in the United States.
      We believe supply and demand conditions in the disk market have greatly improved since 2002. This is a result of improving end-market demand, rationalized disk manufacturing capacity and stabilization in the disk-per-drive ratio at approximately one to one. As the disk drive industry has continued to grow and demand for new products has accelerated, leading disk drive makers increasingly rely on independent disk suppliers for a broad range of products and to meet their growing disk requirements. We believe only a few independent disk suppliers remain that have the established customer relationships, technology and scale to meet the requirements of large disk drive manufacturers.

Competitive Strengths
      We are a leading independent supplier of disks and the only independent disk supplier headquartered in the U.S. We believe that our leadership position is attributable to our ability to simultaneously drive technological advances and manufacture high-performance products at competitive prices. Our major competitive strengths include the following:

•	Leading Independent Disk Supplier. We have developed a deep understanding of market needs in the disk drive market and offer a broad portfolio of advanced solutions to address those needs. Additionally, we believe the scale of our manufacturing and our technology development programs provide us with competitive advantages in maintaining and growing our market share.

•	Technology Leadership. We have been in the thin-film media business for over 20 years, during which time we have invested heavily in research and development. Our research, development, and engineering team has approximately 400 employees in the United States and Malaysia, and is focused on developing next- generation products and efficient manufacturing processes. As a recent example of our success in technology innovation, 20% of our fourth quarter of 2004 shipments were 100 GB and greater disks. Additionally, we believe we are currently a leader in developing next-generation technologies, such as PMR, to allow us to stay at the forefront of technology development in the disk industry. We believe our research and development strategy allows us to design and manufacture high volumes of advanced disks for our customers.

•	Strong Relationships With Top-Tier Disk Drive Manufacturers. We have developed strong relationships with many of the leading disk drive manufacturers, including HGST, Maxtor, Seagate, and Western Digital. Our San Jose, California headquarters and research and development operations are in close proximity to the design centers of many of the world’s largest disk drive manufacturers. Our ability to have our design teams work in such close proximity to our customers has, in part, facilitated the strong and collaborative customer relationships that we have established with these large disk drive manufacturers. We devote significant time working with our customers to produce disks that are highly specialized and customized for our customers’ particular technological requirements, and these close relationships provide added insight into our customers’ product and technology roadmaps.

•	Low-Cost Efficient Manufacturing Operations. We believe our manufacturing costs are among the lowest in our industry. Our manufacturing operations, all of which are located in Malaysia, are located in the same region as the manufacturing operations of many of the world’s largest disk drive manufacturers. We believe the location of our manufacturing operations, together with our experience in the industry and our economies of scale, provide us with timing and cost advantages in delivering consistently high-quality products to our customers in high volumes.

•	Broad Range of Disk Products to Address Large and Emerging Markets. We provide a broad range of disk products that are incorporated into disk drives for desktop, enterprise and consumer electronics applications. Our primary market focus has been 3 1/2-inch disks for the desktop and consumer electronic applications, which Dataquest estimates represented approximately 60% of the total disk drive market during the fourth quarter of 2004, and the majority of the highest volume business of our largest customers. As our customers pursue applications and products in other promising growth areas, such as the enterprise server, mobile and small form factor consumer electronics storage markets, we believe we are well positioned to meet their needs based on our ability to produce a wide range of products with varying areal densities and form factors.
Strategy
      Our primary goal is to maintain our position as a leading independent provider of disks. The key elements of our strategy are as follows:

•	Maintain Technology Leadership. We intend to maintain and extend our technology leadership in the disk market by continuing to invest in leading-edge research and development. We intend to continue to focus our technology development efforts primarily on large and emerging market opportunities, such as high-density storage for PCs, enterprise storage systems, communications infrastructure and consumer electronics appliances. We believe we have led the transition to SAF media for 80 GB and 100 GB per disk applications and are actively developing disks for our customers with up to 160 GB per disk. We will continue to develop PMR media, a next generation technology for improving areal density, and intend to continue to pursue new technologies such as PMR and discrete track recording (DTR) in an effort to achieve technological advantages over our competitors.

•	Continue Improving Manufacturing Efficiency and Reducing Production Costs. We intend to continue improving the efficiency and quality of our manufacturing operations in Malaysia where we believe we can achieve lower costs than other disk manufacturers. We believe that our advanced manufacturing operations allow us to accelerate delivery of high volumes of reasonably priced disks, which enable our customers to rapidly introduce new products. As a leading independent disk supplier, we believe our highly experienced operations personnel can continue to drive yield improvements and reduce costs faster than our competitors. We believe our strategy of improving our manufacturing efficiency while reducing costs contributes to our customers’ success and will help grow our market share.

•	Leverage Collaborative Relationships with Disk Drive Manufacturers. We have established strong relationships with our customers, enabling us to participate in establishing technological and design requirements for new products. We believe that close technical collaboration with our customers and their other component suppliers during the design of our customers’ new disk drives facilitates integration of our disks, improves our ability to achieve cost-effective, high-volume manufacturing rapidly, and enhances the likelihood that we will remain a significant supplier of disks for high-performance disk drive products.

•	Maintain a Diverse Customer Base. Our customers include HGST, Maxtor, Seagate, and Western Digital, which, according to Dataquest, together represented approximately 80% of all global disk drive sales during the fourth quarter of 2004. We continue to target additional high-volume disk drive manufacturers and believe that our combination of high-performance products and competitive pricing will enable us to further diversify our customer mix. In combination with offering a broad product mix to address multiple storage markets, we believe this strategy will reduce our dependence on the success of any one customer or market.

•	Balance Capacity Growth with Customer Demand. Our strategy is to balance, in a cost-effective manner, our investments in new capacity with the expected growth in demand for our products. Our current production capacity is approximately 24 million disks a quarter.

Technology
      We believe our technological strength has allowed us to achieve and maintain our position as a leading independent supplier to the thin-film media market. Our technological strength stems from the depth of our understanding of materials science and the interplay between disks, heads, and other disk drive components. Our disk manufacturing expertise is evidenced by our history of delivering reliable products in high volume.
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
      The primary factors governing the density of storage achievable on a disk’s surface are:

•	the minimum distance at which read/write heads can reliably pass over the surface of the disk to detect a change in magnetic polarity when reading from the disk, which is called flying height (measured in microinches, or millionths of an inch);

•	the strength of the magnetic field required to change the polarity of a bit of data on the magnetic layer of a disk when writing, which is called coercivity; and

•	the ability of the head to discriminate a signal from background media noise, which is called the signal-to-noise ratio (SNR).
      As flying height is reduced, the head can read and write smaller bits. The higher the coercivity of the media is, the smaller the width of the bit that can be stored. SNR is determined by the choice of magnetic materials and the method for depositing those materials on the disk’s surface, as well as the recording head used.
      Our plating, polishing, and texturing processes produce a uniform disk surface that is smooth at an atomic level. This smoothness permits the read/write heads to fly over the disk surface at a distance of 0.3 to 0.4 microinches (millionths of an inch). Disks must be made in a clean environment to limit surface defects. Even a small number of defects, a fraction of a micron in diameter, could cause the recording head-disk interface to fail. The magnetic alloys deposited on the surfaces of our disks have high coercivity, low noise, and other desirable magnetic characteristics.
      Finally, a protective layer of diamond-hard carbon and a layer of lubricant, each of which is controlled to a tolerance of a few angstroms, is applied to the disk surface to prevent wear. The continued improvement in these and other factors has resulted in rapid advancement in the amount of data a disk is capable of storing.
      In order to manufacture the best possible disks and achieve the high yields we desire, we require excellent raw materials, including highly-polished substrates. Our polished substrates, in conjunction with our automatic optical inspection systems and the latest disk buff process, provide us with high yields. At the same time, we have developed our polishing, texturing, final test, and packaging technology to achieve low costs for the materials and operating supplies needed to make our disks. Finally, our multi-layer sputter process, with nanometer-thin (one nanometer equals one billionth of a meter) structures, provides magnetic stability, mechanical durability, and corrosion resistance, which we believe are at the forefront of our industry. To improve durability and corrosion resistance, we have developed and qualified advanced diamond-like carbon films specifically for each of our sputter tools. Each method enables production of carbon films as thin as one-tenth of a microinch with extraordinary hardness and durability.
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
      We often partner with our customers and other disk drive component makers in areas of technology development such as magnetic recording heads. We believe our most advanced longitudinal disks, that feature SAF-coupled layers to enhance thermal stability, will support a recording density of up to 160 GB per 3 1/2-inch diameter disk. Further, we are continuing to develop our proprietary PMR media, which we believe will have storage capability of 240 to 300 GB per disk when fully developed. We expect these advancements will be achieved with extensions of our current production equipment, which suggests a limited need to replace equipment to keep pace with technology improvement during the next few years.
      As of January 2, 2005, we had approximately 400 employees in our worldwide research, development, and engineering program.
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

      Our products offer a range of coercivities, glide height capabilities and other parameters to meet specific customer requirements. Finished disk sales of 3 1/2-inch 80 GB and 100 GB disks and above together represented 93% of our fourth quarter of 2004 unit shipment volume. In addition, we shipped 36 GB per platter 3-inch disks and 17 GB per platter 2 1/2-inch disks for enterprise drives, which represented 7% of unit shipments.
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
      For the year ended January 2, 2005, our principal customers, HGST, Maxtor, and Western Digital, together accounted for approximately 90% of our net sales. In August 2003, HGST qualified us as a provider of 80 GB SAF media for use with its new 3 1/2-inch desktop drive. In October 2003, we announced an expanded business relationship with Maxtor, which includes dedicated media production capacity, a five-year supply agreement, and the naming of Komag as a strategic external media supplier of Maxtor.
      We generally make sales pursuant to purchase orders rather than long-term contracts. These purchase orders may be changed or canceled by customers on short notice without significant penalty.
Competition
      The market for our products is highly competitive, and we expect competition to continue in the future. Competitors in the thin-film media industry fall mainly into two groups: Asian-based independent disk manufacturers and captive disk manufacturers. Our major Asian-based independent competitors include Fuji Electric, Hoya, and Showa Denko. The captive disk manufacturers that produce thin-film media internally for their own use include HGST, Maxtor, and Seagate. Many of these competitors have greater financial resources, greater technical and manufacturing resources, and more extensive name recognition. We are the only U.S.-headquartered independent disk manufacturer.
Manufacturing
      We have four manufacturing facilities located in Johor, Penang, and Sarawak, Malaysia with a total of approximately 1,013,000 square feet, a large portion of which contains Class 100 or better clean room environments. These facilities have a production capacity of approximately 24 million finished disks a quarter.
      Our strategy is to balance, in a cost-effective manner, our investments in new capacity with the expected growth in demand for our products.
      Maintaining low product cost is critical to our ability to sustain profitability. The cost of our products is sensitive to many factors, including production volume, yield, materials and operating supplies consumed, and manufacturing location. Our processes have required substantial investment in equipment and factory buildings. This investment leads to a high fixed cost structure, making our costs sensitive to changes in production volume. Over the last several years, we have successfully reduced the per-unit manufacturing costs of our disks. We believe that our production volumes, yield, and the low cost of our Malaysian manufacturing facilities affords us a comparable or better cost structure within the industry.
      We believe our manufacturing expertise in thin-film media is evidenced by our history of delivering reliable state of the art products in high volumes. By using our proprietary processes and techniques, we have produced advanced disk products that generally exhibit uniform performance characteristics. These uniform performance characteristics enhance the reliability of the disk drive products manufactured by our customers. In addition, these characteristics can raise production yields on our customers’ manufacturing lines, which is an important cost consideration for them. Manufacturing costs are highly dependent on our ability to effectively use our installed physical capacity to produce large volumes of products at acceptable yields. To improve yields and capacity utilization, we have adopted formal continuous improvement programs at each of our manufacturing facilities.

      Manufacturing of our disks is a complex, multi-step process that converts aluminum substrates into finished data storage media ready for use in a disk drive. The process requires the deposition of extremely thin, uniform layers of metallic film onto a disk substrate. To achieve this, we use a vacuum deposition, or sputtering, method similar to that used to coat semiconductor wafers. The basic process consists of many interrelated steps that can be grouped into five major categories:

•	Sizing and Grinding of the Substrate. A raw aluminum blank substrate is sized by precisely cutting the inner and outer diameter of the blank. A mechanical grinding process is then utilized to provide a relatively flat surface on the substrate prior to nickel alloy plating.

•	Nickel Alloy Plating and Polishing of the Substrate. Through a series of chemical baths, aluminum substrates are plated with a uniform nickel phosphorus layer in order to provide support for the magnetic layer. Next, this layer is polished to produce surface characteristics required for magnetic deposition.

•	Texturing and Cleaning. During these process steps, a precisely controlled, fine texture is applied to the polished disk surface to allow the read/write heads of the disk drives to fly at low and constant levels and then the disks are cleaned in preparation for the sputtering process.

•	Sputtering and Lube. By a technically demanding vacuum deposition process, magnetic layers are successively deposited on the disk and a hard protective overcoat is applied. After sputtering, a microscopic layer of lubrication is applied to the disk’s surface to improve durability and reduce surface friction.

•	Glide Test and Certification. In robotically-controlled test cells, disks are tested for glide height and surface defects, and then certified for magnetic properties. Based on these test results, disks are graded against our customers’ specific performance requirements.
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
Environmental Regulation
      We are subject to a variety of environmental and other regulations in connection with our operations and believe that we have obtained all necessary permits for our operations. We use various industrial hazardous materials, including metal-plating solutions, in our manufacturing processes. Wastes from our manufacturing processes are either stored in areas with secondary containment before removal to a disposal site, or processed on-site and discharged to the industrial sewer system in accordance with state and federal regulations.
      We have from time to time upgraded our wastewater treatment facilities to improve the performance and consistency of our wastewater processing. Our Malaysian manufacturing facilities located in Penang, and Sarawak are ISO 14001-certified. ISO 14001 is a voluntary set of standards that provides companies with a structure for managing the potential environmental impact of their operations. In order to obtain ISO certification, we developed and implemented a formal program to ensure that our manufacturing operations are consistent with minimizing hazardous waste, preventing pollution of air and water, and protecting the environment.
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
Employees
      As of January 2, 2005, on a worldwide basis, we had 5,308 employees. Of the total, 4,458 were full-time employees and 850 were employed on a temporary basis, 4,788 were employed in manufacturing, 396 were employed in research, development, and engineering, and 124 were employed in sales, administrative, and management positions, and 382 were employed in the United States and 4,926 were employed at our Malaysian manufacturing facilities.
      We believe that our future success will depend in large part on our ability to continue to attract, retain, and motivate highly-skilled and dedicated employees. We have no employees who are represented by a labor union, and we have never experienced a work stoppage.

RISK FACTORS
      These risks and uncertainties are not the only ones facing our company. Additional risks and uncertainties that we are unaware of or currently deem immaterial may also become important factors that may harm our business. If any of the following risks actually occur, or other unexpected events occur, our business, financial condition, or results of operations could be materially adversely affected, and the value of our stock could decline. You should also refer to the other information set forth in this report and incorporated herein by reference, including our condensed consolidated financial statements and the related notes. Further, this Form 10-K contains forward-looking statements. Actual results may differ significantly from the results contemplated by our forward-looking statements.
Risks Related to Our Business

Downturns in the disk drive manufacturing market and related markets may decrease our revenues and margins.
      The market for our products depends on economic conditions affecting the disk drive manufacturing and related markets. We believe that a majority of our finished unit sales are incorporated into disk drives manufactured by our customers for the desktop PC market. Because of this concentration in a single market, which we expect to continue, our business is linked to the success of the PC market. The PC market has historically been seasonal and cyclical, and has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for disks and pricing pressures. The effect of these cycles on suppliers, including disk manufacturers, has been magnified by disk drive manufacturers’ practice of ordering components, including disks, in excess of their needs during periods of rapid growth, thereby increasing the severity of the drop in the demand for components during periods of reduced growth or contraction. Accordingly, downturns in the desktop PC market may cause disk drive manufacturers to delay or cancel projects, reduce their production, or reduce or cancel orders for our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, pricing pressures, and unused capacity, causing us to realize lower revenues and margins. For example, in the fourth quarter of fiscal year 2003, disk drive manufacturers appear to have overbuilt product, which resulted in an excess of supply of disk drives that was not fully corrected until approximately the third quarter of fiscal year 2004.

If our production capacity is underutilized, our gross margin will be adversely affected and we could sustain significant losses.
      Our business is characterized by high fixed overhead costs including expensive plant facilities and production equipment. Our per-unit costs and our gross profit are significantly affected by the number of units we produce and the amount of our production capacity that we utilize. In the third quarter of 2004, we completed the installation of additional equipment, which increased our production capacity to approximately 24 million disks a quarter. Our finished disk shipments were below this capacity level in the third quarter and fourth quarter of 2004. If we are unable to utilize our expanded capacity, we may be unable to increase or sustain our gross margins.
      If our capacity utilization decreases for any reason, including lack of customer demand or cancellation or delay of customer orders, we could experience significantly higher unit production costs, lower margins and potentially significant losses, as occurred for several years prior to 2003. Underutilization of our production capacity could also result in equipment write-offs, restructuring charges, and employee layoffs. If our production capacity is underutilized for any reason, our financial results and our business would be severely harmed.

If future demand for our products exceeds the production capability of our existing facilities, we may be required to invest significant capital expenditures to increase capacity or else risk losing market share.
      In the third quarter of 2004, we completed the installation of additional equipment, which increased our production capacity to approximately 24 million disks a quarter. With the completion of this installation, we believe that our ability to expand further our production capacity using our existing facilities is limited. As a result, if demand for our products were to exceed significantly our current capacity levels, we may not be able to satisfy this increased demand. To increase our production capacity to meet significant increases in demand for our disks, we would be required to expand our existing facilities, construct new facilities, or acquire entities with additional production capacities. These alternatives would require significant capital investments by us and would require us to seek additional equity or debt financing. There can be no assurance that such financing would be available to us when needed on acceptable terms, or at all. If we were unable to expand capacity on a timely basis to meet increases in demand, we could lose market opportunities for sales, and our market share could decline. Further, we cannot assure you that the increased demand for our disk products would continue for a sufficient period of time to recoup our capital investments associated with increasing our production capacity.

We receive a large percentage of our net sales from only a few disk drive manufacturing customers, the loss of any of which would adversely affect our sales.
      Our customers are disk drive manufacturers. A relatively small number of disk drive manufacturers dominates the disk drive market. In 2004, four of these manufacturers (HGST, Maxtor, Seagate, and Western Digital) accounted for approximately 80% of worldwide hard disk drive sales. Accordingly, we expect that the success of our business will continue to depend on a limited number of customers that have comparatively strong bargaining power in negotiating contracts with us.
      In 2004, 47% of our net sales were to Maxtor, 29% were to HGST, and 14% were to Western Digital. In 2003, 37% of our net sales were to Maxtor, 17% were to HGST, and 38% were to Western Digital. If any one of our significant customers reduces its disk requirements, cancels existing orders or develops or expands capacity to produce its own disks, and we are unable to replace these orders with sales to new customers, our sales would be reduced and our business would suffer.

Because we depend on a limited number of suppliers, if our suppliers experience capacity constraints or production failures, our production, operating results and growth potential could be harmed.
      We rely on a limited number of suppliers for some of the materials and equipment used in our manufacturing processes, including aluminum blanks, aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. For example, Kobe Steel, Ltd. is our sole supplier of aluminum blanks, which is a fundamental component in producing our disks. Further, as a result of current increased worldwide demand, the supply of sputtering target materials are constrained resulting in longer lead times and product allocation from certain suppliers. We rely on a single supplier, Heraeus Incorporated, for a substantial quantity of our sputtering target requirements. In addition, we also rely on OMG Fidelity, Inc. for supplies of nickel plating solutions. The supplier base has been weakened by the poor financial condition of the industry in recent years, and some suppliers have exited the business. Additionally, the increasing demand for many of these materials provides our sole-source suppliers with additional bargaining power. Our production capacity would be limited if one or more of these materials were to become unavailable or available in reduced quantities, or if we were unable to find alternative suppliers. For example, due to the significant growth in demand for our disk products in the fourth quarter of 2002, our sales were lower during the quarter than the available market opportunity due to our inability to acquire additional aluminum substrates. If our sources of materials and supplies were limited or unavailable for a significant period of time or the costs of such materials were to increase, our production, operating results, and ability to grow our business could be adversely affected.

We had a history of operating losses, and emerged from chapter 11 bankruptcy in 2002. Despite operating profitability during each of our eight most recent fiscal quarters, we cannot be assured that we will be able to maintain or improve our profitability in the future.
      In 2001, after defaulting on our debt obligations, we filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code. We emerged from chapter 11 bankruptcy in June 2002. Although we have been profitable in our most recent eight quarters, we had a history of losses prior to 2003. Due to the factors discussed in this Risk Factors section, including the very competitive, capital-intensive, and historically cyclical nature of the disk and disk drive markets on which our business is dependent, we cannot assure you that we will be able to sustain or improve our profitability in the future.

Price competition may force us to lower our prices, causing our gross margin to suffer.
      We face significant price competition in the disk industry. High levels of competition have historically put downward pressure on prices per unit. Additionally, the average selling price of disks and disk drives rapidly declines over their commercial life as a result of technological enhancements, productivity improvements and industry supply increases. We may be forced to lower our prices or add new products and features at lower prices to remain competitive, and we may otherwise be unable to introduce new products at higher prices. We cannot be assured that we will be able to compete successfully in this kind of price competitive environment. Lower prices would reduce our ability to generate sales, and our gross margin would suffer. If we fail to mitigate the effect of these pressures through increased sales volume or changing our product mix, our net sales and gross margin could be adversely affected. Price declines are also affected by any imbalances between demand and supply. For most of 2002, as in the several years prior, disk supply exceeded demand. As independent suppliers like us struggled to utilize their capacity, the excess disk supply caused average selling prices for disks to decline. Pricing pressure on component suppliers was also compounded by high consumer demand for inexpensive PCs and consumer devices. Supply and demand conditions have improved since 2002, resulting in a more stable pricing environment. Supply and demand factors and industry-wide competition could adjust in the future and force disk prices down, which, in turn, would put pressure on our gross margin.

Internal disk operations of disk drive manufacturers may adversely affect our ability to sell our disk products.
      Disk drive manufacturers such as HGST, Maxtor, and Seagate have large internal thin-film media manufacturing operations, and are able to produce a substantial percentage of their disk requirements. We compete directly with these internal operations when we market our products to these disk drive companies, and compete indirectly when we sell our disks to customers who must compete with vertically-integrated disk drive manufacturers. Vertically-integrated companies have the opportunity to keep their disk-making operations fully utilized, thus lowering their costs of production. This cost advantage contributes to the pressure on us and other independent disk manufacturers to sell disks at lower prices and can severely affect our profitability. Vertically-integrated companies are also able to achieve a large manufacturing scale that supports the development resources necessary to advance technology rapidly. HGST recently announced that it intends to consolidate its internal thin-film media manufacturing operations in China, which could result in decreased demand for our products by HGST or increased pricing pressure. We may not have sufficient resources or manufacturing scale to be able to compete effectively with these companies as to production costs or technology development, which would negatively impact our net sales and market share.

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
      Additionally, because a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit), we are particularly sensitive to any change in the foreign currency exchange rate for the ringgit. For approximately the last six years, the exchange rate between the ringgit and the U.S. dollar has been pegged at 3.8 ringgits to 1 U.S. dollar by the

Malaysian government. Recent news reports and certain Malaysian government officials have indicated that the Malaysian government may be considering a change in the exchange rate. If the Malaysian government elects to change the pegging of the ringgit to the U.S. dollar and the ringgit proves to be undervalued, the change in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. In 2004, our spending on payroll, manufacturing, and operating expenses, and raw materials and capital purchases that were denominated in ringgit was approximately $130.6 million. Additionally, in 2004, we paid approximately $20.1 million for raw materials purchases from a vendor we pay in U.S. dollars, based on a cost plus a percentage arrangement. This vendor incurs costs that are denominated in ringgit; therefore, any change in the valuation of the ringgit in the future could materially adversely impact the cost per unit we pay for such raw materials.
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
      We are subject to these risks to a greater extent than most companies because, in addition to selling our products outside the United States, our Malaysian operations account for substantially all of our net sales. Accordingly, our operating results are subject to the risks inherent with international operations, including, but not limited to:

•	compliance with changing legal and regulatory requirements of foreign jurisdictions;

•	fluctuations in tariffs or other trade barriers;

•	foreign currency exchange rate fluctuations;

•	difficulties in staffing and managing foreign operations;

•	political, social and economic instability;

•	increased exposure to threats and acts of terrorism;

•	exposure to taxes in multiple jurisdictions;

•	local infrastructure problems or failures including but not limited to loss of power and water supply; and

•	transportation delays and interruptions.

If we are unable to perform successfully in the highly competitive and increasingly concentrated disk industry, we may not be able to maintain or gain additional market share, and our operating results would be harmed.
      The market for our products is highly competitive, and we expect competition to continue in the future. Competitors in the thin-film media industry fall primarily into two groups: Asian-based independent disk manufacturers, and captive disk manufacturers. Our major Asian-based independent competitors include Fuji Electric, Hoya, and Showa Denko (of which Trace Storage Technology became a part in mid-2004). The captive disk manufacturers who produce thin-film media internally for their own use include HGST, Maxtor, and Seagate. In late 2002, IBM entered into a joint venture with Hitachi. The joint venture, which was named Hitachi Global Storage Technologies (HGST), includes Hitachi’s and IBM’s disk drive operations and a portion of IBM’s thin-film media operations, and evidences the increasing concentration and economies of scale in our industry. Many of these competitors have greater financial resources than we have, which could allow them to adjust to fluctuating market conditions better than we. Further, they may have greater technical and manufacturing resources, more extensive name recognition, more marketing power, a broader array of product lines and preferred vendor status. To the extent our competitors continue to consolidate and achieve greater economies of scale, we will face additional competitive challenges. If we are not able to compete successfully in the future, we would not be able to gain additional market share for our products, or we may lose our existing market share, and our operating results could be harmed.

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
      Our products primarily serve the 3 1/2-inch disk drive market where product performance, consistent quality, price and availability are of great competitive importance. Advances in disk drive technology require continually lower flying heights and higher areal density. Until recently, areal density was roughly doubling from year-to-year and even today continues to increase rapidly, requiring significant improvement in every aspect of disk design. These advances require substantial on-going process and technology development. New process technologies, including SAF and PMR, must support cost-effective, high-volume production of disks that meet these ever-advancing customer requirements for enhanced magnetic recording performance. We may not be able to develop and implement these technologies in a timely manner in order to compete effectively against our competitors’ products or entirely new data storage technologies. In addition, we must transfer our technology from our U.S.-based research and development center to our Malaysian manufacturing operations. If we cannot advance our process technologies or do not successfully implement those advanced technologies in our Malaysian operations, or if technologies that we have chosen not to develop prove to be viable competitive alternatives, we would not be able to compete effectively. As a result, we would lose market share and face increased price competition from other manufacturers, and our operating results would suffer. Further, as we introduce more technologically advanced product offerings, they can result in lower introductory yields, which would negatively impact our gross margins.

If we fail to improve the quality of, and control contamination in our manufacturing processes, we will lose our ability to remain competitive.
      The manufacture of our products requires a tightly-controlled, multi-stage process, and the use of high-quality materials. Efficient production of our products requires utilization of advanced manufacturing techniques and clean room facilities. Disk fabrication occurs in a highly controlled, clean environment to minimize particles and other yield-limiting and quality-limiting contaminants. In spite of stringent manufacturing controls, weaknesses in process control or minute impurities in materials may cause a substantial percentage of the disks in a production lot to be defective. The success of our manufacturing operations depends, in part, on our ability to maintain process control and minimize such impurities in order to maximize yield of acceptable high-quality disks. Minor variations from specifications could have a disproportionately adverse impact on our manufacturing yields. If we are not able to continue to improve on our manufacturing processes or maintain stringent quality controls, or if contamination problems arise, we will not remain competitive, and our operating results would be harmed.

An industry trend towards glass-based applications could negatively impact our ability to remain competitive.
      Our finished disks are primarily manufactured from aluminum substrates, which are the primary substrate used in desktop PC and enterprise applications. Some disk manufacturers emphasize the use of glass as a basis for the manufacture of their disks to primarily serve the mobile PC market and certain other consumer applications. These applications are expected to achieve significant growth in the near future. To the extent glass-based applications were to achieve significant growth in the market place, we may lose market share if we were unable to move rapidly to produce glass-based disks to address the demand.

An industry trend towards glass-based applications could negatively impact our ability to remain competitive.
      Our finished disks are primarily manufactured from aluminum substrates, which are the primary substrate used in desktop PC and enterprise applications. Some disk manufacturers emphasize the use of glass as a basis for the manufacture of their disks to primarily serve the mobile PC market and certain other consumer applications. These applications are expected to achieve significant growth in the near future. To the extent glass-based applications were to achieve significant growth in the market place, we may lose market share if we were unable to move rapidly to produce glass-based disks to address the demand.

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
      Our operating results historically have fluctuated significantly on both a quarterly and annual basis. We believe that our future operating results will continue to be subject to quarterly variations based on a wide variety of factors, including:

•	timing of significant orders, or order cancellations;

•	changes in our product mix and average selling prices;

•	modified, adjusted or rescheduled shipments;

•	availability of disks versus demand for disks;

•	the cyclical nature of the disk drive industry;

•	our ability to develop and implement new manufacturing process technologies;

•	increases in our production and engineering costs associated with initial design and production of new product programs;

•	fluctuations in exchange rates, particularly between the U.S. dollar and the Malaysian ringgit;

•	the ability of our process equipment to meet more stringent future product requirements;

•	our ability to introduce new products that achieve cost-effective high-volume production in a timely manner, timing of product announcements, and market acceptance of new products;

•	the availability of our production capacity, and the extent to which we can use that capacity;

•	changes in our manufacturing efficiencies, in particular product yields and input costs for direct materials, operating supplies and other running costs;

•	prolonged disruptions of operations at any of our facilities for any reason;

•	changes in the cost of or limitations on availability of labor;

•	structural changes within the disk industry, including combinations, failures, and joint venture arrangements; and

•	changes in tax regulations in foreign jurisdictions that could potentially reduce our tax incentives in areas such as Malaysian capital allowances, tax holidays, and exemptions on withholding tax on royalty payments made by our Malaysian operations to our subsidiary in The Netherlands.
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
      We have in the past acquired, and in the future may acquire, businesses, products, equipment, or technologies that we believe will complement or expand our existing business. Acquisitions involve numerous risks, including the following:

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

From time to time, we may have to defend lawsuits in connection with the operation of our business.
      We are subject to litigation in the ordinary course of our business. If we do not prevail in any lawsuit which may occur we could be subject to significant liability for damages, our patents and other proprietary rights could be invalidated, and we could be subject to injunctions preventing us from taking certain actions. If any of the above occurs, our business and financial position could be harmed.

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

Item 2.	Properties
      The following table summarizes the location, description, current status, and size of our facilities:

		Current Lease		Square
Location	Description	Term Expires	Renewal Options	Feet

Leased Facilities
San Jose, California	Headquarters and R&D Center	December 2014	2 5-year options	188,000
San Jose, California	Subleased to another company	April 2007	4 5-year options	82,000
Owned Facilities
Eugene, Oregon	Manufacturing; currently not in use	—	—	106,000
Penang, Malaysia	Manufacturing	—	—	615,000
Sarawak, Malaysia	Manufacturing	—	—	275,000
Johor, Malaysia	Manufacturing	—	—	123,000
      We believe that the facilities under lease or owned by us will be adequate for at least the next 12 months. For additional information regarding our obligations under property leases, see Note 14 of Notes to Consolidated Financial Statements, which is included in Part II, Item 8 of this Report.

Item 3.	Legal Proceedings
      In the normal course of business, we receive and make inquiries with regard to possible patent infringement. Where deemed advisable, we may seek to enter into or extend licenses or negotiate settlements. Outcomes of such negotiations may not be determinable at any one point in time; however, management currently does not believe that such licenses or settlements will materially affect our financial position or results of operations.

Item 4.	Submission of Matters to Vote of Security Holders
      No matters were submitted to our stockholders during our fourth quarter of 2004.
Executive Officers of the Registrant
      The following table sets forth the name, age, and other information regarding the Company’s executive officers as of February 15, 2005. No family relationship exists between any of the directors or executive officers of the Company.

Thian Hoo Tan	56	Chief Executive Officer
Michael A. Russak	57	President and Chief Technical Officer
Ray L. Martin	61	Executive Vice President, Customer Sales and Service
Peter S. Norris	53	Executive Vice President, Strategic Business Development
Kathleen A. Bayless	48	Vice President, Chief Financial Officer and Secretary
Ali Dabier	46	Vice President, Chief Operating Officer
William G. Hammack*	55	Vice President, Human Resources
Kamran Honardoost	42	Vice President, New Product Introduction and Design
Kheng Huat Oung	45	Vice President, Managing Director, Media Operations, Komag USA (Malaysia) Sdn.
Tsutomu T. Yamashita	50	Vice President, Process Development

*	Mr. Hammack left the Company in January 2005 and returned on March 14, 2005

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
      Mr. Dabier joined our company in October 2000, as General Manager of Oregon manufacturing facilities, after the merger with HMT. In June 2001, Mr. Dabier became the Managing Director of Malaysian Operations. In January of 2003 he was promoted to Vice President, Managing Director of Komag USA (Malaysia) Sdn. In 2004, he was promoted to Chief Operating Officer. Mr. Dabier joined HMT in 1988 where he held various manufacturing management positions. From 1983 to 1988, Mr. Dabier worked for Lin Data Corporation.
      Mr. Hammack joined our company in June 2002, as Vice President, Human Resources. He previously held the title of Vice President, Human Resources at Zambeel, Inc. from 2001 to 2002. Prior to that, he served as Vice President, Human Resources at QRS Corporation from 1999 to 2001. From 1982 to 1999, he served as Vice President, Human Resources at General Electric Medical Systems/ Diasonics. Mr. Hammack holds a B.A. degree from San Diego State University.
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
      Mr. Oung joined our company in 1992 as a Manufacturing Supervisory Engineer for our first manufacturing facility in Penang, Malaysia. A year later, he was promoted to the position of Polish Texture Manager, and subsequently became the Operations Director in 1997 after leading various operations functions in the company. He was promoted to General Manager for the Penang Operations in 1999, and was promoted to Vice President, Managing Director, Media Operations, Komag USA (Malaysia) Sdn. in February 2004. Before joining our company, he was the Manufacturing Engineering Manager with Loda Electronics Sdn. Bhd., Penang. Mr. Oung holds a B.E. degree in Electrical Engineering from the University of New South Wales, Australia.
      Mr. Yamashita joined our company in 1984 as an engineer, and became Vice President, Research and Development in 1995. Mr. Yamashita currently serves as Vice President, Process Development. Mr. Yamashita holds a B.S. degree in Chemistry and a M.S. degree in Materials Science from Stanford University.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      The following table sets forth, for the periods indicated, the high and low closing sale prices for our new common stock, as reported by the OTC Bulletin Board through February 24, 2003, and the Nasdaq National Market from February 25, 2003.

	High	Low

2003
First Quarter (through February 24)	$5.90	$4.33
First Quarter (February 25 through March 30)	7.50	6.09
Second Quarter	11.99	7.15
Third Quarter	18.00	11.49
Fourth Quarter	20.93	13.52
2004
First Quarter	24.00	14.61
Second Quarter	19.48	12.68
Third Quarter	14.08	9.75
Fourth Quarter	19.21	13.96
      As of February 15, 2005, 28,165,750 shares of our common stock were outstanding. These shares were held by 57 holders of record.
Dividend Policy
      We have never declared cash dividends on our common stock. We presently intend to retain all cash to repay our debt and operate and expand our business, and do not anticipate paying any cash dividends in the near future.
Recent Sales of Unregistered Securities
      There were no sales of unregistered securities during the quarter ended January 2, 2005.

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

	Successor Company			Predecessor Company

Consolidated Statements of	Fiscal Year Ended	Fiscal Year Ended	Six Months Ended	Six Months Ended	Fiscal Year Ended	Fiscal Year Ended
Operations Data	January 2, 2005	December 28, 2003	December 29, 2002	June 30, 2002	December 30, 2001	December 31, 2000

			(1)	(2)(3)(4)(8)(9)	(5)(6)(8)(9)	(7)(9)
Net sales	$458,377	$438,292	$174,749	$111,955	$282,613	$358,463
Gross profit (loss)	112,117	107,422	31,740	1,558	(6,740)	30,740
Restructuring/ impairment charges	—	—	34,763	4,318	57,430	5,293
Operating income (loss)	54,382	49,419	(36,380)	(27,674)	(145,927)	(39,275)
Interest expense	3,176	13,153	6,553	—	155,192	45,428
Other income (expense), net	(151)	250	2,150	397,009	3,771	4,824
Reorganization costs, net	—	—	—	6,511	6,066	—
Income (loss) before cumulative effect of change in accounting principle	51,355	36,040	(41,919)	359,924	(296,395)	(68,058)
Cumulative effect of change in accounting principle	—	—	—	(47,509)	—	—
Net income (loss)	$51,355	$36,040	$(41,919)	$312,415	$(296,395)	$(68,058)
Basic net income (loss) per share	$1.88	$1.53	$(1.84)	—	—	—
Diluted net income (loss) per share	$1.71	$1.47	$(1.84)	—	—	—

	Successor Company			Predecessor Company

Consolidated Balance Sheet	As of	As of	As of	As of	As of
Data	January 2, 2005	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000

Property, plant, and equipment, net, and land and buildings held for sale	$205,642	$184,536	$221,014	$256,856	$354,873
Total assets	431,095	347,807	317,200	407,850	633,061
Current portion of long-term debt	—	20,247	10,229	—	216,740
Long-term debt, less current portion	80,500	95,801	129,923	—	137,545
Liabilities subject to compromise	—	—	—	516,173	—
Stockholders’ equity (deficit)	$287,626	$166,588	$127,960	$(144,939)	$151,861

(1)	Results of operations for the six months ended December 29, 2002 included a $33.9 million impairment charge related to the write- off of all remaining goodwill, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).

(2)	Results of operations for the six months ended June 30, 2002 included other income of $379.0 million associated with the extinguishment of liabilities subject to compromise as of June 30, 2002, and other income of $17.3 million to revalue the Company’s assets and liabilities at June 30, 2002 to fair value as prescribed by fresh-start reporting under Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

(3)	Results of operations for the six months ended June 30, 2002, included a $4.3 million restructuring/impairment charge in connection with the shutdown of the Company’s research and development facility in Santa Rosa, California.

(4)	Results of operations for the six months ended June 30, 2002, included a $47.5 million transitional impairment loss under SFAS No. 142. The loss was recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations.

(5)	Results of operations for 2001 included a $45.8 million impairment charge related to the write-down of land and buildings held for sale, a $4.4 million impairment charge related to manufacturing equipment no longer in service, and restructuring charges of $7.2 million primarily related to lease obligations on equipment no longer in service and additional facility closure costs.

(6)	Results of operations for 2001 included a $99.1 million interest expense charge related to accretion to bring the subordinated convertible notes up to their full face value of $230.0 million.

(7)	Results of operations for 2000 included a net $5.3 million restructuring charge, including an $8 million charge in connection with the ceasing of the Company’s Santa Rosa manufacturing operations, less a net $2.7 million reversal of charges previously accrued for the 1997, 1998, and 1999 restructurings.

(8)	In accordance with SOP 90-7, we did not record interest expense on our outstanding debt during the chapter 11 proceedings from August 24, 2001, through June 30, 2002.

(9)	Earnings per share of the Predecessor Company are not presented, as the amounts are not meaningful.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business, including but not limited to: our belief that we are a leading independent supplier of disks; our belief that we have developed a deep understanding of market needs in the disk drive market; our belief that our manufacturing and technology development programs provide us with competitive advantages in maintaining and growing our market share; our belief that we have developed strong relationships with many of the leading disk drive manufacturers; our belief that our manufacturing operations, together with our experience in the industry and our economies of scale, provide us with timing and cost advantages in delivering consistently high-quality products to our customers in high volumes; our plan to continue to generate cash from our operations in 2005; our belief that we will continue to investigate areas where we can expand our presence in the disk market; our expectation that we will continue to generate cash from operations; and our belief that the estimates and judgments made regarding future events in connection with the preparation of our financial statements are reasonable. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” and similar expressions. In addition, forward-looking statements include, but are not limited to, statements about our beliefs, estimates, or plans about our ability to maintain low manufacturing and operating costs and costs per unit, our ability to estimate revenues, shipping volumes, pricing pressures, returns, reserves, demand for our disks, selling, general, and administrative expenses, taxes, research, development, and engineering expenses, spending on property, plant, and equipment, expected sales of disks and the market for disk drives generally and certain customers specifically, and our beliefs regarding our liquidity needs.
      Forward-looking statements are estimates reflecting the best judgment of our senior management, and they involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Our business is subject to a number of risks and uncertainties. While this discussion represents our current judgment on the future direction of our business, these risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Some of the important factors that may influence possible differences are continued competitive factors, technological developments, pricing pressures, changes in customer demand, and general economic conditions, as well as those discussed above in “Risk Factors.” We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements. Readers should review “Risk Factors” above, as well as other documents filed from time to time by us with the SEC.
Results of Operations

Overview
      Our net sales are driven by the level of demand for disks by disk drive manufacturers, and the average selling prices of our disks. Demand for our disks is dependent on unit growth in the disk drive market, the growth of storage capacity in disk drives, which affects the number of disks needed per drive, and the number of disks our customers purchase from external suppliers. Average selling prices are dependent on overall supply and demand for disks and our product mix.
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
      Even though we were able to lower costs as a result of consolidating manufacturing in Malaysia, we continued to service a large debt balance incurred during our expansion, which became due in June 2001. As a result, in August 2001, after defaulting on our debt obligations, we filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code (chapter 11). Our Plan of Reorganization (the Plan) was confirmed by the bankruptcy court on May 9, 2002. In accordance with Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, which was issued by the American Institute of Certified Public Accountants, we adopted fresh-start reporting and reflected the effects of the adoption in the consolidated financial statements for the period ended June 30, 2002. The Plan became effective and we emerged from chapter 11 on June 30, 2002.
      While operating under chapter 11, we expanded our customer base and continued to invest heavily in research and development to maintain our technological leadership. We believe that we emerged from bankruptcy with a more competitive capital structure. Additionally, the shift of high-volume production to our cost-advantaged Malaysian manufacturing plants has improved our overall cost structure, resulting in lower unit production costs. Our San Jose, California world headquarters performs most of our general and administrative activities, and conducts most of our research, process development, and product prototyping activities.
      To address increasing demand, we expanded our media capacity in 2004. We installed additional equipment at our media manufacturing facilities to expand our media capacity from approximately 20 million per quarter in 2003 to approximately 24 million per quarter by the third quarter of 2004. To help balance media capacity, we expanded our substrate capacity in the first quarter of 2004 by purchasing a Malaysian substrate facility from Trace Storage Technology (Trace).
      As a result of the adoption of fresh-start reporting, the results of operations for periods ended after June 30, 2002 are prepared on a different basis of accounting. Therefore, the results of operations prior to June 30, 2002 (predecessor company) are not comparable to the periods after June 30, 2002 (successor company).
      The following discussions compare the results of operations for the fiscal year ended January 2, 2005, to the results of operations for the fiscal year ended December 28, 2003, and compare the results of operations for the fiscal year ended December 28, 2003, to the results of operations for the fiscal year ended December 29, 2002. To facilitate an understanding of this discussion, we have provided the table below. The table shows our results of operations for the 2004, 2003, and 2002 fiscal years. Results of operations for 2002 include the combined income statement activity of the successor company and the predecessor company, and are not intended to be a presentation in accordance with accounting principles generally accepted in the United States of America.
      Our 2004, 2003, and 2002 fiscal years included 53 weeks, 52 weeks, and 52 weeks, respectively.
      The information in the table is not intended to replace our statements of operations prepared in accordance with accounting principles generally accepted in the United States of America. The table (in thousands) is as follows:

	Year Ended

	January 2,	December 28,	December 29,
	2005	2003	2002

Net sales	$458,377	$438,292	$286,704
Cost of sales	346,260	330,870	253,406

Gross profit	112,117	107,422	33,298
Research, development, and engineering expense	40,783	42,085	37,196
Selling, general, and administrative expense	17,980	18,939	17,739
Gain on disposal of assets	(1,028)	(3,021)	(3,448)
Impairment charge related to goodwill	—	—	33,870
Restructuring charges	—	—	5,211
In-process research and development	—	—	6,784
Interest income	(1,371)	(524)	(325)
Interest expense	3,176	13,153	6,553
Other income (expense), net	151	(250)	(399,159)
Reorganization costs, net	—	—	6,511
Provision for income taxes	1,071	1,000	1,987
Minority interest/equity interest in net loss of related companies	—	—	2,374

Income before cumulative effect of change in accounting principle	51,355	36,040	318,005
Cumulative effect of change in accounting principle	—	—	(47,509)

Net income	$51,355	$36,040	$270,496

2004 versus 2003

Net Sales
      Consolidated net sales for 2004 were $458.4 million, a 4.6% increase compared to $438.3 million in 2003. Our finished unit average selling price improved to $5.74, an increase of 1.6% compared to $5.65 in 2003. The higher average selling price reflected a higher mix of more advanced 80 GB and higher 3 1/2-inch product offerings in 2004. Our finished unit sales volume increased to 70.7 million units in 2004 from 69.7 million units in 2003.
      Other disk sales, which generally include single-sided disks, aluminum substrate disks, plated disks, textured disks, and polished disks, for 2004 were $52.8 million, compared to $44.6 million in 2003. The increase primarily reflected higher polished disk and aluminum substrate sales, which were partially offset by lower textured disk sales. The increase in polished disk and aluminum substrate sales was primarily related to the purchase of facilities and equipment from Trace in the first quarter of 2004, and the related substrate supply agreement with Trace, which was subsequently acquired by Showa Denko. The reduction in textured disk sales reflected a shift by one customer from textured disk purchases to finished disk purchases. Disk substrate sales vary from period to period based on customer requirements.
      Sales of 80 GB and greater per platter disks in 2004 increased to 87% of net sales, compared to 30% in 2003. The increase reflected the continued customer migration to higher storage densities. All of our customers completed the transition from 40 GB to 80 GB programs in the first quarter of 2004. Sales of 100 GB and greater per platter disks represented 8.4% of our net sales in 2004 compared to zero in 2003.
      Finished disk shipments for desktop and consumer applications together represented 91% of our unit shipment volume in 2004 compared to 93% in 2003. The remaining finished disk shipments (9% in 2004 and 7% in 2003) were disks for enterprise drives.
      Sales to Maxtor, HGST, and Western Digital in 2004 accounted for 47%, 29%, and 14%, respectively, of our revenue. In 2003, sales to Maxtor, HGST, and Western Digital accounted for 37%, 17%, and 38%, respectively, of our revenue. Our sales are concentrated among a few customers. We expect to continue to derive a substantial portion of our sales from Maxtor, HGST, and Western Digital, and from a small number of other customers.
      Based on the continuing strong market demand, we expect total revenue for the first quarter of 2005 to be at or slightly above the fourth quarter of 2004. This level of revenue reflects current continuing strong demand for finished disks, as well as demand for our substrates.

Gross Profit
      For 2004, our gross profit percentage remained flat at 24.5% compared to 2003. In 2004, the positive gross profit impact of a higher finished unit average selling price and lower unyielded variable costs were offset by lower yield and capacity utilization. The lower yield reflected a significant change in mix from 40 GB to 80 GB and greater disks in 2004. All current 80 GB and greater disks, as well as enterprise disks, include new processes and advancements that were not required in 2003.
      We expect to maintain our variable cost per unit at levels similar to 2004 while continuing to advance our technology. Our fixed cost per unit is dependent on the production levels we achieve.

Research, Development, and Engineering Expenses
      Research, development, and engineering (R&D) expenses of $40.8 million in 2004 were $1.3 million lower than the $42.1 million in 2003. The decrease primarily reflected lower incentive compensation expense of $3.7 million and lower deferred stock-based compensation expense of $0.7 million, partially offset by higher payroll and related costs of $3.1 million associated with higher 2004 headcount. We expect 2005 R&D spending to be, as a percentage of sales, similar to 2004 levels.

Selling, General, and Administrative Expenses
      Selling, general, and administrative (SG&A) expenses of $18.0 million in 2004 were $0.9 million lower compared to the $18.9 million incurred in 2003. The decrease primarily reflects lower incentive compensation of $2.0 million and lower deferred compensation expense of $0.6 million, partially offset by higher headcount and related compensation expense of $0.8 million, and higher consulting fees of $1.2 million. The increase in consulting fees primarily reflected costs associated with complying with section 404 of the Sarbanes-Oxley Act of 2002. We expect 2005 SG&A spending to be, as a percentage of sales, similar to 2004 levels.

Gain on Disposal of Assets
      Gain on disposal of assets in 2004 was $1.0 million, and primarily reflected sales of idle equipment . Gain on disposal of assets in 2003 was $3.0 million, and primarily included a $1.0 million gain on the sale of our Fremont, California land and buildings and the sale of idle manufacturing equipment.

Interest Expense
      Interest expense in 2004 was $3.2 million, and included $1.6 million of interest on the Senior Secured Notes and certain promissory notes, and $1.6 million of interest expense on the new Convertible Subordinated Notes (see Note 12 to the consolidated financial statements). Interest expense in 2003 was $13.2 million, and primarily represented interest on the Senior Secured Notes, the Junior Secured Notes, and certain promissory notes.
      The Senior Secured Notes and promissory notes were redeemed in full, including accrued interest, in February 2004. The Junior Secured Notes were redeemed in full, including accrued interest, in the fourth quarter of 2003. There were no gains or losses on the redemptions, and there were no unamortized debt issuance costs.

Income Taxes
      Our wholly-owned thin-film media operation, Komag USA (Malaysia) Sdn. (KMS), received an eight-year extension of its tax holiday for its first plant site in Malaysia. The extension provides a tax holiday through June 2011. The extended tax holiday applies to income generated by sales of disk products using new technologies. KMS has also been granted additional tax holidays for its second, third, and fourth plant sites in Malaysia. These tax holidays expire between December 2006 and 2008. A substantial majority of our income is generated by sales of disk products covered by all of these tax holidays.
      Our annual effective income tax rate for 2004 is 2% and includes taxes on income generated by sales of product no longer covered under the tax holiday at our first Malaysian plant site as discussed below ($1.0 million) and other tax expenses related to our U.S. and international operations (less than $0.1 million).
      In 2004 and 2003, KMS recorded tax expense of $1.0 million and $1.5 million, respectively, related to the sale of product no longer covered under the extended tax holiday at our first plant site. In 2004 and 2003, we utilized $3.5 million and $5.4 million, respectively, of Malaysian capital allowances and net operating loss carryforwards. Upon emergence from bankruptcy on June 30, 2002, we provided a full valuation allowance against all tax assets; therefore, upon utilization of the capital allowances and net operating loss carryforwards in 2004 and 2003, we reduced intangible assets by $1.0 million and $1.5 million, respectively. See Note 10 to the consolidated financial statements.
      In 2003, we received approval from the Malaysian Ministry of Finance for the exemption of withholding tax on royalty payments made by our Malaysian operations to our subsidiary in the Netherlands. The exemption is for a period of five years effective retroactively from January 2002 through December 2006. As a result, we recorded an income tax benefit of $0.8 million in 2003 related to withholding taxes we previously accrued which are no longer payable. An additional income tax expense of $0.1 million in 2003 pertained to foreign taxes.
      The use of the Company’s net operating losses and tax credit carry-forwards generated by the predecessor company (the Company prior to emergence from chapter 11 bankruptcy) continues to be accounted for first as a credit to intangible assets when they are utilized, and then to additional paid-in capital after the intangible assets have been reduced to zero. As of January 2, 2005, net intangible assets were $1.5 million.
      The American Jobs Creation Act of 2004 provides for a special one-time dividends received tax deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met.

The Company has evaluated all aspects of this repatriation provision, and has concluded that the company is not eligible for this special one-time dividends received deduction.

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

Operating Expenses
      R&D expenses were $42.1 million in 2003, a $4.9 million increase compared to $37.2 million in 2002. The increase primarily reflected increased headcount and related compensation expenses.
      SG&A expenses were $18.9 million in 2003, a $1.2 million increase over $17.7 million in 2002. The increase primarily reflected higher professional and consulting fees.
      Gain on disposal of assets in 2003 was $3.0 million, and primarily included a $1.0 million gain on the sale of our Fremont, California land and buildings and the sale of idle manufacturing equipment. Gain on disposal of assets in 2002 was $3.4 million, and primarily reflected the sale of idle manufacturing equipment.

Impairment Charge Related to Goodwill, Restructuring/ Impairment Charges, and In-Process R&D
      The impairment charge related to goodwill in 2002 was $33.9 million. Upon the adoption of fresh-start reporting as of June 30, 2002, we had a goodwill balance of $33.9 million, which equaled the reorganization value in excess of amounts allocable to identifiable net assets recorded in accordance with SOP 90-7. In the fourth quarter of 2002, in accordance with SFAS 142 requirements, we performed our first annual goodwill impairment test. As a result of that test, we wrote off the entire $33.9 million goodwill balance.
      Restructuring charges of $5.2 million in 2002 included $4.3 million related to the closure of the Company’s Santa Rosa, California, research and development facility, Komag Material Technology (KMT) in the second quarter of 2002, $0.9 million related to professional fees associated with the chapter 11 bankruptcy case, and Exit Facility fees.

      Upon adoption of fresh-start reporting, in June 2002, the Company recorded certain intangible assets including in-process R&D of $6.8 million, which was expensed in the third quarter of 2002.

Interest Expense
      Interest expense increased by $6.6 million in 2003, from $6.6 million in 2002 to $13.2 million in 2003. We recorded a full year of interest expense in 2003. In 2002, we recorded interest expense on our new debt for the second half of 2002 subsequent to our emergence from chapter 11 bankruptcy on June 30, 2002.

Other Income, Net, and Reorganization Costs, Net
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

Income Taxes
      Income tax expense of $1.0 million in 2003 represented the net effect of $1.5 million of income tax related to the sale of product no longer covered under the extended tax holiday at our first Malaysian plant site, $0.1 million in other foreign taxes, and a $0.8 million income tax benefit related to a retroactive exemption for withholding tax on royalty payments made by our Malaysian operations to our subsidiary in the Netherlands. Income tax expense of $2.0 million in 2002 represented foreign withholding taxes on royalty and interest payments.

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
      There were no significant changes from prior year estimates during 2004.

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
      There were no impairments of long-lived assets during 2004.

Inventory Obsolescence
      Our policy is to provide for inventory obsolescence based upon an estimated obsolescence percentage applied to the inventory based on age, historical trends, and requirements to support forecasted sales. In addition, and as necessary, we may provide additional charges for future known or anticipated events.
      There were no significant changes from prior year estimates during 2004.
Liquidity and Capital Resources
      Cash and cash equivalents of $104.1 million at the end of 2004 increased by $34.1 million from the end of 2003. The increase primarily reflected the receipt of $77.4 million and $66.4 million in net proceeds from our January 2004 debt and equity public offerings, respectively, a $61.3 million increase resulting from consolidated operating activities, $2.7 million in proceeds from stock sales, and $2.0 million in proceeds from asset sales, offset by $116.3 million in debt repayments, and $59.2 million of spending on property, plant, and equipment.
      Consolidated operating activities generated $61.3 million in cash in 2004. The primary components of this change include the following:

•	net income of $51.4 million, plus non-cash charges of $40.1 million;

•	an accounts receivable increase of $18.6 million, which was primarily related to higher sales in the fourth quarter of 2004 compared to the fourth quarter of 2003;

•	an inventory increase of $10.3 million, which was primarily related to the timing of production and sales of product to certain customers;

•	an accounts payable increase of $3.3 million, which was primarily related to the inventory increase; and

•	an accrued compensation and benefits decrease of $4.8 million, which reflected lower incentive compensation earned in 2004.
      Our total capital spending in 2004 was $59.2 million, which included capital expenditures for our capacity expansion as well as the $10.0 million purchase price for the acquisition of the Trace substrate facility and equipment. For 2005, we plan to spend approximately $55.0 million on property, plant, and equipment to increase our substrate capacity, to improve our equipment capability for the manufacture of advanced products, and for projects designed to improve yield and productivity.
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
      In January 2004, we made a $5.0 million principal payment on the Senior Secured Notes. In February 2004, we used $112.3 million of the net proceeds of approximately $144.0 million from the offerings to pay the remaining balances, plus accrued interest, on the Senior Secured Notes and certain promissory notes.
      We have a Malaysian ringgit 12,500,000 (approximately $3.3 million) bank guarantee. There is no expiration date on the bank guarantee. No interest will be charged on the bank guarantee, but there is a commission of 0.05% on the amount of bank guarantee utilized. As of January 2, 2005, there were no liabilities outstanding related to this bank guarantee.
      We lease our research and administrative facility in San Jose, California under an operating lease, which expires in 2014. We also lease, and have sublet, another building in San Jose. This lease expires in 2007. Additionally, we lease certain equipment under operating leases. These leases expire on various dates through 2008. We have no capital leases.
      At January 2, 2005, our long-term debt obligations, operating lease obligations, and unconditional purchase obligations were as follows (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total

Long-Term Debt Obligations	$—	$—	$—	$—	$—	$80,500	$80,500
Operating Lease Obligations(1)	1,454	3,092	2,258	2,039	3,141	16,382	28,366
Unconditional Purchase Obligations(2)	15,988	1,266	1,129	1,129	1,129	3,387	24,028

Total Contractual Cash Obligations	$17,442	$4,358	$3,387	$3,168	$4,270	$100,269	$132,894

(1)	These represent gross operating lease obligations, and are not reduced by sublease income.

(2)	Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding, and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable pricing provisions; and the approximate timing of the transactions. The amounts are based on our contractual commitments.

      There are no significant non-cancelable capital commitments as of January 2, 2005.
      Based on current operating forecasts, we estimate that the cash balance and cash from operations will be adequate to support our continuing operations, capital spending plan, and interest payments for at least the next twelve months.
Off-Balance Sheet Arrangements
      We do not have any off-balance sheet financing arrangements or transactions.
Other
      In December 2004, the FASB issued SFAS 123R, Share-Based Payment. SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which addresses financial accounting and reporting for costs associated with stock-based compensation. SFAS No. 123 addresses all forms of share-based payment (SBP) awards, including shares issued under employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. SFAS 123R requires us to adopt the new accounting provisions beginning in our third quarter of 2005, and applies to all outstanding and unvested SBP awards at our adoption date. We are allowed to select one of three alternative transition methods — each having different reporting implications. We have not completed our evaluation or determined the impact of adopting SFAS 123R; however, we expect the adoption to have a significant impact on our net income and net income per share.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
      A majority of our revenue, expense, and capital purchasing activities is transacted in U.S. dollars. However, a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases are transacted in the Malaysian ringgit (ringgit). For approximately the last six years, the exchange rate between the ringgit and the U.S. dollar has been pegged at 3.8 ringgits to one U.S. dollar by the Malaysian government. Recent news reports and certain Malaysian government officials have indicated that the Malaysian government may be considering a change in the exchange rate. If the Malaysian government elects to change the pegging of the ringgit to the U.S. dollar and the ringgit proves to be undervalued, the change in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. In 2004, our spending on payroll, manufacturing, and operating expenses, and raw materials and capital purchases that were denominated in ringgit were approximately $130.6 million. Additionally, we paid approximately $20.1 million for raw materials purchases in 2004, from a vendor we pay in U.S. dollars, based on a cost plus a percentage arrangement. This vendor has costs that are incurred which are denominated in ringgit, therefore, any change in the valuation of the ringgit in the future could adversely impact the cost per unit we pay for such raw materials.
      We have $80.5 million in convertible subordinated notes outstanding. These notes bear interest at 2% and mature in February 2024. A hypothetical 100 basis point increase in interest rates would result in approximately $0.8 million of additional interest expense each year.

Item 8.	Consolidated Financial Statements and Supplementary Data
KOMAG, INCORPORATED

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Komag, Incorporated:
      We have audited the accompanying consolidated balance sheets of Komag, Incorporated and subsidiaries (the Company) as of January 2, 2005 and December 28, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for years then ended and the six-month periods ended December 29, 2002 and June 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Komag, Incorporated and subsidiaries as of January 2, 2005 and December 28, 2003, and the results of their operations and their cash flows for the years then ended and the six-month periods ended December 29, 2002 and June 30, 2002, in conformity with U.S. generally accepted accounting principles.
      As discussed in Notes 1 and 10 to the consolidated financial statements, effective as of the beginning of the 2002 fiscal year, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.
      As discussed in Notes 1, 2, and 3 to the consolidated financial statements, the Company’s plan of reorganization under Chapter 11 of the United States Bankruptcy Code became effective on June 30, 2002. As a result of the adoption of “fresh-start” reporting in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” the consolidated financial statements for the years ended January 2, 2005 and December 28, 2003, and for the six-month period ended December 29, 2002 are presented on a different reporting basis than the six-month period ended June 30, 2002, and are therefore not comparable.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Komag, Incorporated’s internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
San Francisco, California
March 7, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Komag, Incorporated:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Komag, Incorporated (the Company) maintained effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Komag, Incorporated maintained effective internal control over financial reporting as of January 2, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Komag, Incorporated and subsidiaries as of January 2, 2005 and December 28, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the six-month periods ended December 29, 2002 and June 30, 2002, and our report dated March 7, 2005 expressed an unqualified opinion on those consolidated financial statements. Our report also contains two explanatory paragraphs. The first paragraph states that effective as of the beginning, of the 2002 fiscal year, Komag, Incorporated adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The second paragraph states that Komag, Incorporated’s plan of reorganization under Chapter 11 of the United States Bankruptcy Code became effective on June 30, 2002. As a result of the adoption of “fresh-start” reporting in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under The Bankruptcy Code, the consolidated financial statements as of and for the years ended January 2, 2005 and December 28, 2003 and for the six-month period ended December 29, 2002 are presented on a different reporting basis than the six-month period ended June 30, 2002, and are therefore not comparable.

KPMG LLP
San Francisco, California
March 7, 2005

KOMAG, INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Successor	Successor	Predecessor
	Company	Company	Company	Company

	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	January 2,	December 28,	December 29,	June 30,
	2005	2003	2002	2002

	(In thousands, except per share amounts)
Net sales	$458,377	$438,292	$174,749	$111,955
Cost of sales	346,260	330,870	143,009	110,397

Gross profit	112,117	107,422	31,740	1,558
Operating expenses:
Research, development, and engineering	40,783	42,085	18,400	18,796
Selling, general, and administrative	17,980	18,939	9,483	8,256
Gain on disposal of assets	(1,028)	(3,021)	(1,310)	(2,138)
Impairment charges related to goodwill	—	—	33,870	—
Restructuring/impairment charges	—	—	893	4,318
In-process research and development	—	—	6,784	—

	57,735	58,003	68,120	29,232

Operating income (loss)	54,382	49,419	(36,380)	(27,674)
Other income (expense):
Interest income	1,371	524	132	193
Interest expense	(3,176)	(13,153)	(6,553)	—
Other income (expense), net	(151)	250	2,150	397,009

	(1,956)	(12,379)	(4,271)	397,202

Income (loss) before reorganization costs, income taxes, minority interest/equity interest in net loss of related companies, and cumulative effect of change in accounting principle	52,426	37,040	(40,651)	369,528
Reorganization costs, net	—	—	—	6,511
Provision for income taxes	1,071	1,000	1,268	719

Income (loss) before minority interest/equity interest in net loss of related companies, and cumulative effect of change in accounting principle	51,355	36,040	(41,919)	362,298
Minority interest/equity interest in net loss of related companies	—	—	—	(2,374)

Income (loss) before cumulative effect of change in accounting principle	51,355	36,040	(41,919)	359,924
Cumulative effect of change in accounting principle	—	—	—	(47,509)

Net income (loss)	$51,355	$36,040	$(41,919)	$312,415

Basic net income (loss) per share	$1.88	$1.53	$(1.84)

Diluted net income (loss) per share	$1.71	$1.47	$(1.84)

Number of shares used in basic per share computations	27,384	23,504	22,840

Number of shares used in diluted per share computations	31,017	24,518	22,840

See notes to consolidated financial statements.

KOMAG, INCORPORATED
CONSOLIDATED BALANCE SHEETS

	January 2,	December 28,
	2005	2003

	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$104,110	$70,058
Accounts receivable (less allowances of $1,075 and $1,064, respectively)	79,213	60,628
Inventories	35,815	25,501
Prepaid expenses and deposits	1,815	2,756

Total current assets	220,953	158,943
Property, plant, and equipment, net	205,642	184,536
Intangible assets, net	1,523	4,257
Other assets	2,977	71

	$431,095	$347,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$—	$20,247
Trade accounts payable	43,082	40,117
Accrued expenses and other liabilities	19,887	25,054

Total current liabilities	62,969	85,418
Long-term debt	80,500	95,801

Total liabilities	143,469	181,219
Stockholders’ equity
Common stock, $0.01 par value per share:
Authorized — 50,000 shares
Issued and outstanding — 28,065 and 23,753 shares, respectively	281	238
Additional paid-in capital	241,960	172,457
Deferred stock-based compensation	(91)	(228)
Retained earnings (accumulated deficit)	45,476	(5,879)

Total stockholders’ equity	287,626	166,588

	$431,095	$347,807

See notes to consolidated financial statements.

KOMAG, INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Successor	Successor	Predecessor
	Company	Company	Company	Company

	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	January 2,	December 28,	December 29,	June 30,
	2005	2003	2002	2002

	(In thousands)
Operating Activities
Net income (loss)	$51,355	$36,040	$(41,919)	$312,415
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on extinguishment of liabilities subject to compromise and revaluation of assets and liabilities pursuant to fresh-start reporting	—	—	—	(396,376)
Cumulative effect of change in accounting principle	—	—	—	47,509
Impairment charges related to property, plant, and equipment and goodwill	—	—	33,870	216
Depreciation and amortization on property, plant, and equipment	37,086	38,625	24,114	25,998
Amortization and adjustments of intangible assets	3,023	5,256	1,849	3,609
Amortization of deferred stock-based compensation	555	1,980	2,403	—
In-process research and development expense	—	—	6,784	—
Non-cash interest charges	436	6,657	3,090	—
Gain on disposal of assets	(1,028)	(3,021)	(1,310)	(2,138)
Minority interest/equity interest in net loss of related companies	—	—	—	2,374
Changes in operating assets and liabilities:
Accounts receivable, net	(18,585)	(14,387)	(25,327)	4,234
Inventories	(10,314)	(10,576)	(1,288)	(2,069)
Prepaid expenses and deposits	221	(468)	1,070	(1,480)
Trade accounts payable	3,338	4,746	14,498	5,870
Accrued expenses and other liabilities	(4,820)	11,337	(10,416)	1,693

	61,267	76,189	7,418	1,855
Reorganization costs, net	—	—	—	6,511

Net cash provided by operating activities	61,267	76,189	7,418	8,366
Investing Activities
Acquisition of property, plant, and equipment	(59,202)	(25,892)	(7,038)	(6,855)
Purchases of short-term investments	—	—	—	(338)
Proceeds from short-term investments at maturity	—	—	338	335
Proceeds from disposal of property, plant, and equipment	2,038	26,766	1,421	3,043
Other	(257)	(372)	(191)	(41)

Net cash provided by (used in) investing activities	(57,421)	502	(5,470)	(3,856)
Financing Activities
Payment of debt	(116,341)	(30,761)	(424)
Proceeds from the issuance of long-term debt	77,419	—	—	—
Proceeds from sale of common stock, net of issuance costs	69,128	608	—	—

Net cash provided by (used in) financing activities	30,206	(30,153)	(424)	—

Increase in cash and cash equivalents	34,052	46,538	1,524	4,510
Cash and cash equivalents at beginning of period	70,058	23,520	21,996	17,486

Cash and cash equivalents at end of period	$104,110	$70,058	$23,520	$21,996

Supplemental disclosure of cash flow information
Cash paid for interest	$2,739	$6,549	$3,176	$—
Cash paid for income taxes	$331	$25	$473	$561
Non-cash activities
Acquisition of minority interest	$—	$—	$1,398	$—
See notes to consolidated financial statements.

KOMAG, INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Retained
	Common Stock		Additional	Deferred	Earnings
			Paid-in	Stock-Based	(Accumulated
	Shares	Amount	Capital	Compensation	Deficit)	Total

	(In thousands)
PREDECESSOR COMPANY
Balance at December 30, 2001	111,925	$1,119	$586,304	$—	$(732,362)	$(144,939)
Net income for the period from December 31, 2001 to June 30, 2002					312,415	312,415
Equity fresh-start adjustments on emergence from bankruptcy	(111,925)	(1,119)	(586,304)		419,947	(167,476)
Issuance of new common stock	22,826	228	167,248			167,476

Balance at June 30, 2002	22,826	228	167,248	—	—	167,476
SUCCESSOR COMPANY
Net loss for the period from July 1, 2002 to December 29, 2002					(41,919)	(41,919)
Deferred stock-based compensation			4,632	(4,632)		—
Stock-based compensation				2,403		2,403
Common stock issued under stock plans	346	4	(4)			—

Balance at December 29, 2002	23,172	232	171,876	(2,229)	(41,919)	127,960
Net income					36,040	36,040
Deferred stock-based compensation			(21)	21		—
Stock-based compensation				1,980		1,980
Common stock issued under stock plans	581	6	602			608

Balance at December 28, 2003	23,753	238	172,457	(228)	(5,879)	166,588
Net income					51,355	51,355
Issuance of common stock, net of issuance costs	3,525	35	66,356			66,391
Deferred stock-based compensation			252	(252)		—
Stock-based compensation			166	389		555
Exercise of warrants	90	1	1			2
Common stock issued under stock plans	697	7	2,728			2,735

Balance at January 2, 2005	28,065	$281	$241,960	$(91)	$45,476	$287,626

See notes to consolidated financial statements.

KOMAG, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation and Significant Accounting Policies
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
      KUS proposed, and in May 2002 the Bankruptcy Court confirmed, the Further Modified First Amended Plan of Reorganization (the Plan), which became effective on June 30, 2002 (see Note 2). KUS emerged from bankruptcy on that date. In accordance with Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, the Company adopted fresh-start reporting and reflected the effects of the adoption in the consolidated financial statements for the six months ended June 30, 2002. Fresh-start reporting requires the recording of assets and liabilities at fair value, and requires the recording of stockholders’ equity based on the reorganization (enterprise) value.
      As a result of the adoption of fresh-start reporting, the consolidated statements of operations and statements of cash flows for periods ended after June 30, 2002 are prepared on a basis of accounting that is different from that utilized for periods ended prior to July 1, 2002. Therefore, the Company’s consolidated statements of operations and cash flows for the six months ended June 30, 2002 (which are presented as the predecessor company) are not comparable to the Company’s consolidated statements of operations and cash flows for the six months ended December 29, 2002, the year ended December 28, 2003, and the year ended January 2, 2005 (which are presented as the successor company).
      Fiscal Year: The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The six months ended December 29, 2002, and June 30, 2002, were 26-week periods. The 2003 fiscal year was a 52-week year. The 2004 fiscal year was a 53-week year. The additional week in 2004 was included in the Company’s first quarter of 2004.
      Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
      Cash Equivalents: The Company considers as a cash equivalent any highly-liquid investment that matures within three months of its purchase date.
      Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following (in thousands):

	January 2,	December 28,
	2005	2003

Raw materials	$20,647	$13,525
Work in process	7,785	6,134
Finished goods	7,383	5,842

	$35,815	$25,501

      Property, Plant, and Equipment: Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. The estimated useful life of the Company’s buildings in Penang and Sarawak, Malaysia is 30 years, and 22 years for Johor, Malaysia. Furniture and equipment are generally depreciated over three to

KOMAG, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
five years, and leasehold improvements are amortized over the shorter of the lease term or their estimated useful life.
      On September 30, 2003, the Company completed the sale of its idle Fremont, California land and buildings. The land and buildings were acquired through the merger with HMT Technology Corporation (HMT) in October 2000 and had been idle and held for sale since 2001. The net proceeds from the sale of the land and buildings were approximately $24.0 million, resulting in a gain of approximately $1.0 million. The sale was recorded in the fourth quarter of 2003.
      Property, plant, and equipment consists of the following (in thousands):

	January 2,	December 28,
	2005	2003

Land	$8,206	$6,709
Buildings	127,348	116,197
Leasehold improvements	2,987	2,974
Furniture	1,580	1,376
Equipment	164,586	119,940

	304,707	247,196
Less accumulated depreciation and amortization	(99,065)	(62,660)

	$205,642	$184,536

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
      Goodwill: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires that goodwill not be amortized, but rather be subject to an impairment test at least annually. The Company adopted SFAS 142 as of the beginning of fiscal 2002. See Note 10.
      Revenue Recognition: In recognizing revenue, the Company applies the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin 104, Revenue Recognition. The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable and collection of the resulting receivable is reasonably assured. Amounts billed to customers for shipping and handling costs associated with products sold are classified as revenue.
      The Company generally uses a purchase order as evidence of an arrangement. In certain cases its products are sold with terms signifying that delivery occurs at the destination point. The Company defers revenue associated with these transactions until the delivery has occurred to the customers’ premises and it has evidence of such delivery.
      The Company also stores inventory in warehouses (vendor-managed inventory (VMI) facilities) that are located in close proximity to its customer’s manufacturing facilities. Revenue is recognized on sales from VMI facilities upon the transfer of title and risk of loss.
      The Company provides an allowance for estimated returns of defective products based on historical data, as well as current knowledge of product quality.

KOMAG, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In accordance with SFAS No. 123, Accounting for Stock-Based Compensation(SFAS 123), and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123, the Company provides pro forma disclosure of the effect on net income and earnings per share had the fair value method, as prescribed by SFAS 123, been used.
      The following table reflects the effect on the Company’s net income (loss) and income (loss) per share after emergence from bankruptcy (the Successor Company) for the year ended January 2, 2005, the year ended December 28, 2003, and the six months ended December 29, 2002, and on the Company’s net income prior to emergence from bankruptcy (the Predecessor Company) for the six months ended June 30, 2002, had the fair value method been applied to all outstanding and unvested awards. Upon emergence from chapter 11 on June 30, 2002, the Company had a significant change in the structure of stockholders’ equity. Accordingly, earnings per share of the Predecessor Company are not presented, as the amounts are not meaningful.
      The table is in thousands, except per share data.

	Successor	Successor	Successor	Predecessor
	Company	Company	Company	Company

	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	January 2,	December 28,	December 29,	June 30,
	2005	2003	2002	2002

Net income (loss), as reported	$51,355	$36,040	$(41,919)	$312,415
Add: Stock-based employee compensation expense included in reported net income (loss)	555	1,980	2,404	—
Deduct: Stock-based compensation expense determined under the fair value method for all awards	(3,571)	(4,265)	(2,404)	(4,895)

Pro forma net income (loss)	$48,339	$33,755	$(41,919)	$307,520

Net income (loss) per share:
Basic — as reported	$1.88	$1.53	$(1.84)

Diluted — as reported	$1.71	$1.47	$(1.84)

Basic — pro forma	$1.77	$1.44	$(1.84)

Diluted — pro forma	$1.61	$1.38	$(1.84)

      For pro forma disclosure purposes, the Company used the Black-Scholes option pricing model to estimate the fair value of each option and stock purchase right grant on the date of grant.
      The following assumptions were used to estimate the fair value of option grants in 2004, 2003, and the second six months of 2002 (there were no grants in the first six months of 2002): risk-free interest rates of

KOMAG, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2.71%, 2.6%, and 1.3%, respectively; volatility factors of the expected market price of the Company’s common stock of 81.8%, 86.7%, and 88.3%, respectively; and a weighted-average expected option life of 4.0, 4.0, and 0.5 years, respectively. The weighted-average fair value of options granted in 2004, 2003, and the second six months of 2002 was $7.02, $5.77, and $3.01, respectively.
      The following assumptions were used to estimate the fair value of employee purchase rights under the Amended and Restated 2002 Employee Stock Purchase Plan (ESPP) in 2004 and 2003: risk-free interest rates of 1.58% and 1.1%, respectively; volatility factors of 61.2% and 60.8%, respectively; and a weighted-average expected purchase rights life of six months. The weighted-average fair value of purchase rights granted was $3.43 in 2004 and $7.84 in 2003. No ESPP Plan was in effect in 2002.
      Because the Company does not pay dividends, there was no dividend yield included in the pro forma disclosure calculation.
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R is a revision of SFAS 123, which addresses financial accounting and reporting for costs associated with stock-based compensation. SFAS 123 addresses all forms of share-based payment (SBP) awards, including shares issued under employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. SFAS 123R requires the Company to adopt the new accounting provisions beginning in its third quarter of 2005, and applies to all outstanding and unvested SBP awards at the Company’s adoption date. The Company is allowed to select one of three alternative transition methods — each having different reporting implications. The Company has not completed its evaluation or determined the impact of adopting SFAS 123R; however, we expect the adoption to have a significant impact on our net income and net income per share.
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
      Upon emergence from chapter 11 on June 30, 2002, the Company had a significant change in the structure of stockholders’ equity (see Notes 2 and 13). Accordingly, net income (loss) per share amounts of the Predecessor Company are not presented, as the amounts are not meaningful.

KOMAG, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of net income (loss) per share (in thousands, except per share amounts):

	Year Ended	Year Ended	Six Months Ended
	January 2,	December 28,	December 29,
	2005	2003	2002

Numerator for basic net income (loss) per share:
Net income (loss) as reported	$51,355	$36,040	$(41,919)

Numerator for diluted net income (loss) per share:
Net income (loss) as reported	$51,355	$36,040	$(41,919)
Interest adjustment related to contigently convertible debt	1,642	—	—

	$52,997	$36,040	$(41,919)

Denominator for basic income (loss) per share:
Weighted average shares	27,384	23,504	22,840

Denominator for diluted income (loss) per share:
Weighted average shares	27,384	23,504	22,840
Effect of dilutive securities:
Contingently convertible shares under convertible debt	2,803	—	—
Stock options	468	337	—
Warrants	362	221	—
Stock purchase rights	—	456	—

	31,017	24,518	22,840

Basic net income (loss) per share	$1.88	$1.53	$(1.84)

Diluted net income (loss) per share	$1.71	$1.47	$(1.84)

      Incremental common shares attributable to outstanding common stock options (assuming proceeds would be used to purchase treasury stock) of approximately 264,000 for 2004, 192,000 for 2003, and 75,000 for the second six months of 2002 were not included in the diluted net income (loss) per share computation because the effect would have been anti-dilutive.
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
      In January 2004, the Company issued $80.5 million of 2.0% Convertible Subordinated Notes (the Notes). The Notes are convertible, under certain circumstances, into shares of the Company’s common stock at an initial conversion price of $26.40, or approximately 3,049,000 shares. In October 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-08, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share. This consensus, which became effective during the fourth quarter of 2004, requires the Company to include these additional

KOMAG, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
shares in its calculation of diluted earnings per share as of the date of issuance of the Notes (the first quarter of 2004). These shares have been included in the Company’s diluted earnings per share calculations for 2004.
      Comprehensive Income (Loss): Comprehensive income (loss) equaled the Company’s net income (loss) for all periods presented.
      Recent Accounting Pronouncements: In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation has been applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The Company’s adoption of FIN 46R had no impact on its consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 151 (SFAS 151), Inventory Costs. SFAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing GAAP, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June  15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of SFAS 151 is not expected to have a material effect on the Company’s financial position or results of operations.

Note 2.	Emergence from Chapter 11 and Plan of Reorganization
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
      In accordance with the Plan, current employees were to receive up to 1,625,000 shares of new common stock pursuant to the Company’s 2002 Qualified Stock Plan. This distribution was approved by the Company’s board of directors in July 2002, and approved by stockholders at the October 3, 2002 meeting. The distribution process to employees commenced after October 3, 2002.
      As of January 2, 2005, 1,134,037 stock purchase rights were offered and accepted (net of cancellations), and 407,336 options were granted (net of cancellations) under the 2002 Qualified Stock Plan. As of January 2,

KOMAG, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2005, 817,746 shares of common stock related to the stock purchase rights had been issued, and 403,286 shares related to stock options had been issued.
      As of January 2, 2005, the Company had available to offer and grant up to 83,627 shares out of the original 1,625,000 million shares approved.
      As of the Effective Date, the Company was authorized to issue 50,000,000 shares of new common stock with a par value of $0.01. As of January 2, 2005, the Company had issued and distributed all of the shares of common stock pursuant to the Plan. Additionally, as of January 2, 2005, warrants to purchase up to 828,030 shares of new common stock at $9.00 a share were outstanding. The warrants are exercisable until June 2005.

Note 3.	Fresh-Start Reporting
      As of June 30, 2002, the Effective Date, the reorganized (successor) Company adopted fresh-start reporting in accordance with SOP 90-7. Fresh-start reporting resulted in material changes to the consolidated balance sheet as of June 30, 2002, including the valuation of assets and liabilities at fair value in accordance with principles of the purchase method of accounting. This valuation resulted in a gain of $396.4 million, which was recorded in other income in the Consolidated Statement of Operations for the six months ended June 30, 2002. Stockholders’ equity was valued based on the enterprise valuation (reflecting the value of the restructured debt and equity) agreed to between the Company and all classes of its creditors.
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
      The five and one-quarter year cash flow projections utilized in the enterprise valuation were based on estimates and assumptions about circumstances and events, which have not yet taken place. These estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the control of the Company, including, but not limited to, those with respect to the future course of the Company’s business activity. Any difference between the Company’s projected and actual results following its emergence from chapter 11 bankruptcy will not alter the determination of the fresh-start reorganization equity value as of June 30, 2002, because this value was not contingent on the Company achieving the projected results.
      As a result of the adoption of fresh-start reporting, the Company’s post-emergence (successor company) consolidated financial statements are not comparable with its pre-emergence (predecessor company) consolidated financial statements, because they are, in effect, the financial statements of a new entity.

KOMAG, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following amounts show the detail of other income (expense), net for the fiscal years ended January 2, 2005 and December 28, 2003, and the six-month periods ended December 29, 2002 and June 30, 2002 (in thousands):

	Successor	Successor	Successor	Predecessor
	Company	Company	Company	Company

	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	January 2,	December 28,	December 29,	June 30,
	2005	2003	2002	2002

Gain on extinguishment of liabilities subject to compromise	$—	$—	$—	$379,027
Gain on revaluation of assets and liabilities pursuant to fresh-start reporting	—	—	—	17,349
Other income (expense), net	(151)	250	2,150	633

	$(151)	$250	$2,150	$397,009

      Other income (expense), net in the six months ended December 29, 2002, included a net $2.2 million property tax refund in connection with the former HMT facilities in Fremont, California.

Note 4.	Segment and Geographic Information
      The Company operates in one business segment, which is the development, production, and marketing of high-performance thin-film media (disks) for use in hard disk drives. The Company primarily sells to original equipment manufacturers in the rigid disk drive market. The Company’s operations are treated as one operating segment, as the Company reports profit and loss information on an aggregate basis to the chief operating decision-maker of the Company.

KOMAG, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Summary information for the Company’s operations by geographic location is as follows (in thousands):

	Successor	Successor	Successor	Predecessor
	Company	Company	Company	Company

	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	January 2,	December 28,	December 29,	June 30,
	2005	2003	2002	2002

Net sales:
To customers from U.S. parent	$21,520	$1,141	$815	$1,343
To customers from Malaysian subsidiary	436,857	437,151	173,934	110,612
Intercompany from Malaysian subsidiary	20,868	1,495	926	928
Intercompany from U.S. parent	170	369	320	913

	479,415	440,156	175,995	113,796
Intercompany eliminations	(21,038)	(1,864)	(1,246)	(1,841)

Total net sales	$458,377	$438,292	$174,749	$111,955

Operating income (loss):
U.S. parent	$(5,823)	$(2,679)	$(38,811)	$(10,686)
Malaysian subsidiary	60,205	52,098	2,431	(16,988)

Total operating income (loss)	$54,382	$49,419	$(36,380)	$(27,674)

Long-lived assets:
U.S. parent	$20,094	$16,314	$43,579
Malaysian subsidiary	190,048	172,550	186,647

Total long-lived assets	$210,142	$188,864	$230,226

      External sales by geographic location, which is determined by the customers’ sold-to address, are as follows (in thousands):

	Successor	Successor	Successor	Predecessor
	Company	Company	Company	Company

	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	January 2,	December 28,	December 29,	June 30,
	2005	2003	2002	2002

Singapore	$201,686	$138,584	$56,077	$36,611
Thailand	111,904	68,855	21,332	4,063
United States	53,535	36,347	3,118	3,604
Malaysia	42,704	137,977	84,390	65,288
Taiwan	25,940	8,719	—	—
Japan	20,779	26,107	1,362	1,856
China	1,792	737	462	194
Europe	37	20,966	8,008	339

Total net sales	$458,377	$438,292	$174,749	$111,955

Note 5.	Concentration of Customer and Supplier Risk
      Most of the Company’s sales are derived from a relatively small number of customers, which results in a concentration of credit risk regarding trade receivables. The Company performs ongoing credit evaluations of

KOMAG, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
its customers, and generally requires no collateral for sales to these customers. Based on management’s evaluation of potential credit losses and the relative strength of the disk drive industry, the Company believes that an allowance for doubtful accounts as of January 2, 2005 is not required.
      Maxtor accounted for $35.9 million of the Company’s accounts receivable at January 2, 2005, and 47% of its net sales for 2004. HGST accounted for $19.0 million of the Company’s accounts receivable at January 2, 2005, and 29% of its net sales for 2004. Western Digital accounted for $15.7 million of the Company’s accounts receivable at January 2, 2005, and 14% of its net sales for 2004.
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
      Significant customers accounted for the following percentages of net sales in 2004, 2003, and 2002:

	Successor	Successor	Successor	Predecessor
	Company	Company	Company	Company

	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	January 2,	December 28,	December 29,	June 30,
	2005	2003	2002	2002

Maxtor Corporation	47%	37%	31%	30%
Hitachi Global Storage Technologies(1)	29%	17%	—	—
Western Digital Corporation	14%	38%	60%	62%

(1)	Hitachi Global Storage Technologies was founded in 2003, and was formed as a result of the combination of Hitachi’s and IBM’s storage technology business.
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

Note 6.	Employee Savings and Deferred Profit Sharing Plan
      The Company maintains a savings and deferred profit sharing plan. Employees who meet certain criteria are eligible to participate. In addition to voluntary employee contributions to the plan, the Company matches a portion of each employee’s contributions to the plan, up to a maximum amount. The Company contributed a

KOMAG, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
total of $0.8 million to the plan in 2004, $0.7 million in 2003, $0.3 million in the second six months of 2002, and $0.4 million in the first six months of 2002. Plan expenses are included in selling, general, and administrative expenses.

Note 7.	Impairment Charge
      The Company recorded an impairment charge related to goodwill of $33.9 million as a separate line item in the consolidated statement of operations for the six months ended December 29, 2002. The Company also recorded a goodwill impairment charge of $47.5 million during the six months ended June 30, 2002 upon adoption of SFAS No. 142 as a cumulative effect of a change in accounting principle. See Note 10. The Company recorded a $0.2 million impairment charge on assets during the six months ended June 30, 2002, related to the closure of KMT’s operations.

Note 8.	Income Taxes
      The provision (benefit) for income taxes consists of the following (in thousands):

	Successor	Successor	Successor	Predecessor
	Company	Company	Company	Company

	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	January 2,	December 28,	December 29,	June 30,
	2005	2003	2002	2002

Federal:
Current	$—	$—	$(65)	$—
Deferred	—	—	—	—

	—	—	(65)	—
State:
Current	1	2	—	2
Deferred	—	—	—	—

	1	2	—	2
Foreign:
Current	1,070	998	1,333	717

	$1,071	$1,000	$1,268	$719

      The income tax provision for 2004 consists of foreign income taxes of the Company’s subsidiaries, net of $0.2 million refund from foreign withholding tax previously paid in 2002. The income tax provision for 2003 consists of foreign income taxes of the Company’s subsidiaries net of a reversal of $0.8 million of withholding taxes previously accrued in 2002 (see discussion below). The income tax provision for 2002 consists of withholding taxes on royalty and interest payments and foreign taxes of the Company’s subsidiaries.

KOMAG, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred tax assets (liabilities) are comprised of the following (in thousands):

	January 2,	December 28,	December 29,
	2005	2003	2002

Deferred tax assets
Depreciation and amortization	$22,037	$23,739	$25,999
Accrued compensation and benefits	1,456	1,262	1,637
Other	2,207	5,344	1,815
Tax benefit of net operating loss carryforwards	68,480	62,729	58,465
Tax benefit of credit carryforwards	32,887	31,409	27,082

Gross deferred tax assets	127,067	124,483	114,998
Deferred tax liabilities	—	(800)	(800)

Net deferred tax assets	127,067	123,683	114,198
Valuation allowance	(127,067)	(123,683)	(114,198)

Total net deferred tax assets	$—	$—	$—

      As of January 2, 2005, the Company has federal and state net operating loss carryforwards of approximately $188.1 million and $36.6 million, respectively. The Company also has federal and state tax credit carryforwards of approximately $15.1 million and $27.3 million, respectively. The Company’s federal and state net operating losses expire beginning in 2019 through 2024 and 2013 through 2014, respectively. The Company’s federal R&D and Alternative Minimum Tax credit can be carried forward for twenty years and indefinitely, respectively, and the state R&D credit can be carried forward indefinitely. As a result of the Company’s chapter 11 bankruptcy proceedings, the Company’s federal and state net operating loss carryforwards were reduced by $362.2 million and $230.4 million, respectively, and state tax credit carryforwards were also reduced by $10.2 million. Approximately $2.7 million of the balance of the valuation allowance as of January 2, 2005 is expected to be applied directly to additional paid in capital when deferred tax assets associated with stock options are recognized.
      The utilization of the Company’s net operating losses and tax credit carryforwards is subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986, as amended, and similar State provisions. The Company experienced ownership changes in 2002 and 2004. Federal net operating losses of $159.4 million generated between 1999 and June 2002 are subject to an annual limitation of $8.4 million. Federal and state net operating losses of $16.7 million and $12.5 million, respectively, generated between July 2002 and March 2004 are subject to an annual limitation of $11.7 million. Some of the Company’s tax attributes carryforwards will expire before they can be fully utilized, due to the Company’s 2002 ownership change. The Company, therefore, has reduced its federal net operating loss carryforwards by $158.9 million, and has also reduced its federal and state tax credits carryforwards by $11.9 million and $12.1 million, respectively. The Company has also provided a full valuation allowance against its remaining net deferred tax assets due to the uncertainty of the timing and amount of future taxable income. The use of the Company’s net operating losses and tax credits carryforwards generated by the Predecessor Company will be accounted for as a credit to intangible assets first when utilized and then to additional paid in capital after the intangible assets have been reduced to zero.
      The deferred tax asset valuation allowance increased by $3.4 million in 2004, increased by $9.5 million in 2003, and decreased by $236.1 million in 2002.

KOMAG, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the income tax provision (benefit) at the 35% federal statutory rate to the income tax provision at the effective tax rate is as follows (in thousands):

	Successor	Successor	Successor	Predecessor
	Company	Company	Company	Company

	Year Ended	Year Ended	Six Months Ended	Six Months Ended
	January 2,	December 28,	December 29,	June 30,
	2005	2003	2002	2002

Income tax expense (benefit) at federal statutory rate	$18,349	$12,964	$(14,228)	$127,056
State income taxes, net of federal benefit	1	1	—	2
Foreign withholding taxes	(182)	(834)	1,333	717
Non-deductible interest expense	—	—	586	496
Non-deductible goodwill amortization and impairment	—	—	11,865	—
Non-taxable gain on the extinguishment of liabilities subject to compromise	—	—	—	(132,650)
Foreign rate differential	(18,489)	(14,948)	(2,415)	9,870
Losses for which no current year benefit available	1,392	3,820	—	—
In-process research and development	—	—	2,374	—
Other	—	(3)	1,753	(4,772)

	$1,071	$1,000	$1,268	$719

      Foreign pretax income (loss) was $56.4 million, $48.0 million, $6.9 million, and ($28.2) million in 2004, 2003, the second six months of 2002, and the first six months of 2002, respectively. Domestic pretax income (loss) was ($4.0) million, ($10.9) million, ($38.9) million, and $382.6 million in 2004, 2003, the second six months of 2002, and the first six months of 2002, respectively.
      The Company’s wholly owned thin-film media operation, Komag USA (Malaysia) SDN (KMS), received an eight-year extension of its tax holiday, which expired in June 2003, for its first plant site in Malaysia. The extension provides a tax holiday through June 2011. The extended tax holiday applies to income generated by sales of disk products using new technologies. KMS has also been granted additional tax holidays for its second, third, and fourth plant sites in Malaysia. These tax holidays expire between December 2006 and 2008. A substantial majority of the Company’s income is generated by sales of disk products covered by all of these tax holidays.
      In 2004, the tax holiday increased the Company’s net income by approximately $25.1 million ($0.92 per basic share and $0.81 per diluted share). In 2003, the tax holiday increased the Company’s net income by approximately $21.2 million ($0.90 per basic share and $0.86 per diluted share). In the second six months of 2002, the tax holiday decreased the Company’s net loss by approximately $7.1 million ($0.31 per basic and diluted share). In the first six months of 2002 the tax holiday increased net income by approximately $1.1 million.
      In 2003, the Company received approval from the Malaysian Ministry of Finance for the exemption of withholding tax on royalty payments made by its Malaysian operations to its subsidiary in the Netherlands. The exemption is for a period of five years effective retroactively from January 2002 through December 2006. As a result, the Company recorded an income tax benefit of $0.2 million in 2004 and $0.8 million in 2003 related to withholding taxes it previously accrued in 2002. These withholding taxes are no longer payable.

KOMAG, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2004 and 2003, the Company utilized $3.5 million and $5.4 million, respectively, of Malaysian capital allowances and unabsorbed loss carryforwards, resulting in income tax provision of $1.0 million and $1.5 million, respectively. Because the Company had previously provided a full valuation allowance against all tax assets upon emergence from bankruptcy on June 30, 2002, the utilization of the capital allowances and net operating loss carryforwards in 2004 and 2003 resulted in reductions to intangible assets of $1.0 million and $1.5 million, respectively. See Note 10.
      As of January 2, 2005, KMS had unabsorbed losses and reinvestment allowance carryforwards of $2.3 million, which can offset future taxable income not sheltered by tax holidays.

Note 9.	Fair Value of Financial Instruments
      The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values as of January 2, 2005, and December 28, 2003, due to the relatively short period to maturity of these instruments.
      As of January 2, 2005, the fair value of the Company’s Convertible Subordinated Notes was $80.1 million, and was based on the quoted price of the Notes (which are traded in the open market) as of the last business day of the Company’s fiscal year. As of December 28, 2003, the fair value of the Company’s long-term debt approximated $138.8 million, and was estimated based on discounted cash flow analysis.

Note 10.	Goodwill and Other Intangible Assets
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
      As of January 2, 2005, intangible assets included three items. A volume purchase agreement (VPA) of $7.7 million (less accumulated amortization of $5.2 million and tax-related adjustments of $1.7 million) is included in intangible assets (see Note 8). The VPA is being amortized on a straight-line basis and has a remaining useful life of three months. In addition, developed technology of $3.1 million (less accumulated amortization of $2.2 million and tax-related adjustments of $0.8 million) is included in intangible assets (see Note 8). The developed technology is being amortized on a straight-line basis and has a remaining useful life of twelve months. Lastly, patent costs of $0.9 million (less accumulated amortization of $0.3 million) are included in intangible assets. Patent costs are being amortized on a straight-line basis over 60 months, and have remaining estimated useful lives up to 54 months.
      Amortization of intangible assets was $2.0 million in 2004, $3.8 million in 2003, $1.8 million in the second half of 2002, and $3.6 million in the first half of 2002.
      Amortization of the volume purchase agreement and developed technology will approximate $0.8 million and $0.1 million, respectively, in 2005. Amortization of the patent costs will approximate $0.2 million, $0.2 million, $0.1 million, and $0.1 million, in 2005, 2006, 2007, and 2008, respectively.

KOMAG, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Accrued Expenses and Other Liabilities
      The following table summarizes accrued expenses and other liabilities for fiscal 2004 and fiscal 2003 (in thousands):

	January 2,	December 28,
	2005	2003

Accrued compensation and benefits	$15,777	$20,608
Restructuring liabilities	—	515
Other liabilities	4,110	3,931

	$19,887	$25,054

      The Company recorded liabilities related to costs to exit certain business activities. Such liabilities were estimated using historical data on prior costs for such activities, coupled with assumptions on time frames for exiting such activities and specific actions necessary to complete such transactions.
      The Company recorded restructuring charges of zero in both 2004 and 2003, $0.9 million in the second six months of 2002, and $4.1 million in the first six months of 2002. The $0.9 million charge in the second six months of 2002 related to professional fees related to the chapter 11 bankruptcy and Exit Facility fees. The $4.1 million charge in the first six months of 2002 related to the closure of the KMT research and development facility in the first six months of 2002.
      Cash payments under the restructuring plans were $0.5 million in 2004, $1.8 million in 2003, $4.0 million in the second six months of 2002, and $1.0 million in the first six months of 2002.

Note 12.	Debt and Bank Guarantee
      In accordance with the Plan of Reorganization, the Company entered into a $15.0 million Exit Facility as of June 30, 2002. The Exit Facility was terminated in January 2004. Additionally, the Company entered into Indentures for its Senior Secured Notes and Junior Secured Notes, and issued secured and unsecured promissory notes as of June 30, 2002. The Senior Secured Notes and Junior Secured Notes were fully repaid and terminated in 2003 and 2004 (see below).
      Under the Senior Secured Notes Indenture, $128.8 million of Senior Secured Notes were issued. The Senior Secured Notes had a cash-pay portion of $85.3 million and a paid-in-kind (PIK) portion of $43.5 million, and were due and payable in cash in June 2007. The Senior Secured Notes indenture contained affirmative, negative, and financial covenants binding on the Company and its subsidiaries. As of December 28, 2003, the cash-pay and PIK outstanding balances were $63.2 million and $52.0 million, respectively. As of January 2, 2005, the outstanding balances were zero (see below).
      Under the Junior Secured Notes Indenture, $7.0 million of Junior Secured Notes were issued. The Junior Secured Notes, which were originally due and payable in December 2007, were redeemed in full in December 2003.
      The promissory notes were issued to various city and county taxing authorities in the aggregate amount of $1.7 million. As of December 28, 2003, the balance due, including accrued interest payable, on these notes was $0.9 million. As of January 2, 2005, the balance was zero (see below).
      On January 28, 2004, the Company announced the closing of its offering of $80.5 million of 2.0% Convertible Subordinated Notes (the Notes). The Notes mature on February 1, 2024, bear interest at 2.0%, and require semiannual interest payments beginning on August 1, 2004. The Notes will be convertible, under certain circumstances, into shares of the Company’s common stock based on an initial effective conversion price of $26.40. Holders of the Notes may convert the Notes into shares of the Company’s common stock

KOMAG, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
prior to maturity if: 1) the sale price of the Company’s common stock equals or exceeds $31.68 for at least 20 trading days in any 30 consecutive trading day period within any fiscal quarter of the Company; 2) the trading price of the Notes falls below a specified threshold prior to February 19, 2019; 3) the Notes have been called for redemption; or 4) specified corporate transactions (as described in the offering prospectus for the Notes) occur. As of January 2, 2005, none of the preceding conditions had been met; therefore, the debt was not convertible. The Company may redeem the Notes on or after February 6, 2007, at specified declining redemption premiums. Holders of the Notes may require the Company to purchase the Notes on February 1, 2011, 2014, or 2019, or upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest.
      There are no financial covenants, guarantees, or collateral associated with the Notes. In connection with the issuance of the Notes, the Company incurred $3.1 million of loan fees. The loan fees, which are included in other assets on the condensed consolidated balance sheet, are being amortized on a straight-line basis over the 20-year life of the Notes. On January 2, 2005, unamortized loan fees were $2.9 million.
      In January 2004, the Company made a $5.0 million principal payment on the Senior Secured Notes. In February 2004, the Company used $112.3 million of the proceeds from the January 2004 debt and equity offerings (see Note 13) to repay in full the previously outstanding Senior Secured Notes and Promissory Notes. The previously outstanding debt bore a weighted-average interest rate of 9.5%. There was no gain or loss recognized on the repayment of the debt.
      The Company has a Malaysian ringgit 12,500,000 (approximately $3.3 million) bank guarantee. There is no expiration date on the bank guarantee. No interest will be charged on the bank guarantee, but there is a commission of 0.05% on the amount of bank guarantee utilized. As of January 2, 2005, there were no liabilities outstanding related to this bank guarantee.

Note 13.	Stockholders’ Equity

Common Stock
      As of January 2, 2005, the Company is authorized to issue 50.0 million shares of common stock. The following shares of common stock are reserved for future issuance (in thousands):

2002 Qualified Stock Plan	2,502
2002 Employee Stock Purchase Plan	400
Warrants	828

3,730

      On January 28, 2004, the Company closed its offering of 4.0 million shares of its common stock at $20.00 per share, of which selling security holders sold 0.5 million shares.

Amended and Restated 2002 Qualified Stock Plan
      In October 2002 and again in May 2004, the Company’s stockholders approved the 2002 Qualified Stock Plan (the 2002 Stock Plan). The 2002 Stock Plan provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-statutory stock options, stock purchase rights, stock appreciation rights, performance shares and performance units to the Company’s employees, directors, and consultants. The term for stock options granted may not exceed 10 years. In May 2004, the Company’s stockholders approved an increase to the number of shares reserved for future issuance by 650,000 shares.
      A stock option is the right to acquire shares at a fixed exercise price for a fixed period of time. Under the 2002 Stock Plan, the administrator may grant nonstatutory stock options and/or incentive stock options. The

KOMAG, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
administrator determines the number of shares covered by each option, subject to certain limitations set forth in the 2002 Stock Plan. Awards of stock purchase rights (also referred to as restricted stock) are shares that vest in accordance with the terms and conditions established by the administrator, including the purchase price to be paid for the shares, the number of shares subject to an award of stock purchase rights, and any other terms and conditions of the award (including vesting schedule), subject to certain limitations set forth in the 2002 Stock Plan. Stock appreciation rights are awards that grant the participant the right to receive an amount equal to (1) the number of shares exercised, multiplied by (2) the amount by which the Company’s stock price exceeds the exercise price. An individual will be able to profit from a stock appreciation right only if the fair market value of the stock increases above the exercise price. The administrator determines the terms of stock appreciation rights, subject to limitations set forth in the 2002 Stock Plan. Performance units and performance shares are awards that result in a payment to a participant if performance objectives are achieved or the awards otherwise vest. The administrator determines the terms and conditions of awards of performance units and performance shares, including the applicable performance objectives (which may be solely service-based), subject to certain limitations set forth in the 2002 Stock Plan.
      As of January 2, 2005, the Company had reserved a total of 3,925,000 shares of its common stock for issuance under the 2002 Stock Plan. In 2002 through 2004, 817,746 stock purchase rights were converted into shares of the company’s common stock, and 21,698 stock purchase rights were cancelled. In 2002 through 2004, 605,587 stock options were exercised and shares of the company’s stock were issued.
      As of January 2, 2005, the Company had a net balance of 2,501,667 shares of the Company’s common stock reserved for issuance under the 2002 Stock Plan. Of the 2,501,667 shares reserved for future issuance under the 2002 Stock Plan, 316,291 are for stock purchase rights deferred under the Deferred Compensation Plan, 1,367,384 are for the exercise of outstanding stock options, and 817,992 are for future grants of stock options and stock purchase rights.
      A summary of stock option transactions is as follows:

		Weighted-
		Average
	Shares	Exercise Price

	(In thousands, except per
	share amounts)
Outstanding at June 30, 2002	—	$—
Granted	403,896	—
Exercised	—	—
Cancelled	(405)	—

Outstanding at December 29, 2002	403,491	—
Granted	1,205,672	9.09
Exercised	(367,675)	0.67
Cancelled	(21,403)	5.87

Outstanding at December 28, 2003	1,220,085	8.68
Granted	422,880	17.19
Exercised	(237,912)	5.78
Cancelled	(37,669)	12.50

Outstanding at January 2, 2005	1,367,384	$11.72

KOMAG, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information concerning outstanding and exercisable options as of January 2, 2005 (option shares in thousands):

	Options Outstanding
				Options Exercisable
		Remaining
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (yrs)*	Price*	Exercisable	Price*

$ — - $ 6.48	562,143	8.0	$6.43	240,551	$6.48
10.30 - 12.68	67,010	9.5	11.28	—	—
13.16 - 18.78	449,027	8.4	13.75	176,512	13.33
18.85 - 22.03	289,204	8.8	18.93	824	18.86

	1,367,384			417,887

*	Weighted-average
      Under the 2002 Stock Plan, as of January 2, 2005, 1,155,735 stock purchase rights were offered and accepted. Of this total, 817,746 were issued and outstanding (12,250 were unvested), 21,698 were cancelled, and 316,291 were deferred under the Deferred Compensation Plan (which is discussed below).

Deferred Compensation Plan
      Employees at or above the director level are eligible to participate in the Company’s Deferred Compensation Plan, which provides for the deferral of stock purchase rights. Eligible employees may elect to defer any stock purchase rights they are eligible to receive during any calendar year the plan remains in effect. All deferrals must equal 100% of the shares to be awarded at the fair market value, calculated on the date of grant, of the stock purchase rights that would have otherwise been received. Distributions shall be paid in the form of shares of the Company’s common stock at such time as may be elected by each participant. The Deferred Compensation Plan, which is unfunded, is administered by a committee appointed by the Company’s board of directors.
      As of January 2, 2005, 316,291 shares were not issued in accordance with The Deferred Compensation Plan. See the Deferred Stock-Based Compensationsection below.

2002 Employee Stock Purchase Plan
      In October 2002, the Company’s stockholders approved the 2002 Employee Stock Purchase Plan (ESPP). The Company has reserved a total of 600,000 shares of its common stock for issuance under the ESPP. Shares of common stock issued under the ESPP in 2004 and 2003 were 128,337 and 71,784, respectively.
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

KOMAG, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants
      In accordance with the Plan of Reorganization, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock. The warrants are exercisable until June 2005 and have an exercise price of $9.00. In 2004 and 2003, approximately 90,000 warrants were exercised, and approximately 82,000 were surrendered in lieu of paying cash upon the exercise of certain warrants. The remaining outstanding warrants balance at January 2, 2005 is approximately 828,000.

Deferred Stock-Based Compensation
      During the second six months of fiscal 2002, the Company recorded deferred stock-based compensation of $4.6 million, which represented the difference between the exercise price of stock options granted (which was zero) or the purchase price of a share of common stock (which was zero), and the fair value of the Company’s stock (which ranged from $3.00 to $3.70) as of the date of grant The amount was amortized ratably over the vesting periods of the individual stocks, and was fully amortized as of January 2, 2005.
      During 2004, the Company recorded an additional $0.3 million of deferred stock-based compensation, which is being amortized over the vesting periods from 24 to 36 months
      The Company recorded $0.4 million for amortization of deferred stock-based compensation expense for 2004, $2.0 million for 2003, and $2.4 million for the second six months of 2002.

Note 14.	Leases and Commitments
      The Company leases certain research and administrative facilities under operating leases that expire at various dates between 2007 and 2014. Certain of these leases include renewal options varying from ten to twenty years.
      At January 2, 2005, the future minimum commitments for non-cancelable operating facility leases, equipment leases, and a facility sublease are as follows (in thousands):

	Minimum
	Lease	Sublease
	Payments	Income

2005	$1,454	$1,585
2006	3,092	1,633
2007	2,258	414
2008	2,039	—
2009	3,141	—
Thereafter	16,382	—

	$28,366	$3,632

      Rental expense for all operating leases was $3.9 million in 2004, $3.4 million in 2003, $1.5 million in the second six months of 2002, and $1.6 million in the first six months of 2002. Sublease rental income was $1.5 million in both 2004 and 2003, $0.7 million in the second six months of 2002, and $0.8 million in the first six months of 2002.

KOMAG, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15.	Quarterly Financial Data (Unaudited)

	2004

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$123,585	$101,139	$102,424	$131,229
Gross profit	36,929	21,629	23,168	30,391
Operating income	20,143	8,888	9,755	15,596
Net income	$17,973	$8,368	$9,264	$15,750
Basic net income per share	$0.68	$0.30	$0.33	$0.56
Diluted net income per share(1)	$0.61	$0.28	$0.31	$0.51
Number of shares used in basic per share computations	26,307	27,526	27,792	27,975
Number of shares used in diluted per share computations(1)	29,778	31,553	31,334	31,875

	2003

	1st Quarter	2nd Quarter	3rd Quarter(2)	4th Quarter

Net sales	$105,515	$105,347	$109,199	$118,231
Gross profit	22,776	22,836	25,359	36,451
Operating income	9,166	8,613	10,656	20,984
Net income	$5,054	$4,600	$9,943	$16,443
Basic net income per share	$0.22	$0.20	$0.42	$0.70
Diluted net income per share	$0.21	$0.19	$0.40	$0.65
Number of shares used in basic per share computations	23,297	23,344	23,558	23,643
Number of shares used in diluted per share computations	23,934	24,304	24,860	25,150

(1)	In January 2004, the Company issued $80.5 million of 2.0% Convertible Subordinated Notes (the Notes). The Notes are convertible, under certain circumstances, into shares of the Company’s common stock at an initial conversion price of $26.40, or approximately 3,049,000 shares. In October 2004, the EITF reached a consensus on Issue No. 04-08, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share. This consensus, which became effective during the fourth quarter of 2004, requires the Company to include an additional 3.0 million shares in the calculation of diluted earnings per share, beginning in the period in which the debt issued, which was the first quarter of 2004. Therefore, diluted earnings per share have been adjusted from $0.65, $0.29, and $0.33 for the first, second, and third quarters of 2004, respectively.

(2)	Results for the third quarter of 2003 included an income tax benefit of $2.5 million related to withholding taxes previously accrued which are no longer payable as a result of a tax exemption.

Note 16.	Subsequent Events
      On February 15, 2005, the Company’s Compensation Committee of its Board of Directors approved the grant of a total of 455,310 stock purchase rights with an exercise price of $0.01. The vesting for the stock purchase rights grants is one-third at the end of each of the first three anniversaries of the date of grant, subject to the employee continuing to be a service provider of the Registrant. The expiration date of the stock purchase rights is March 17, 2005. The Company expects to record deferred stock based compensation of approximately $9.4 million in the first quarter of 2005, which will be amortized to expense ratably over the vesting period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      As of January 2, 2005, Komag Incorporated’s management, including Komag’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), have conducted an evaluation of the effectiveness of its disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that Komag’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner.
Internal Control over Financial Reporting
      Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our independent auditors, KPMG LLP, have issued an attestation report on management’s assessment of Komag’s internal report over financial reporting. This report is on page 37.
      Our management assessed the effectiveness of Komag’s internal control over financial reporting as of January 2, 2005. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment and those criteria, management concluded that Komag maintained effective internal control over financial reporting as of January 2, 2005.
Changes in Internal Control Over Financial Reporting
      There has been no change in Komag’s internal control over financial reporting during its fourth fiscal quarter ended January 2, 2005 that has materially affected, or is reasonably likely to materially affect, Komag’s internal control over financial reporting.

Item 9B.	Other Information
      None.

PART III
Item(s) 10, 11, 12, 13, and 14.
      Items 10 through 14 of Part III will be contained in the Komag, Incorporated Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2005 (the 2005 Proxy Statement), which will be filed with the SEC no later than May 2, 2005. The cross-reference table below sets forth the captions under which the responses to these items are found:

10-K Item	Description	Caption in 2005 Proxy Statement

10	Directors and Executive Officers	“Election of Directors” and Section 16(a) Beneficial Ownership Reporting Compliance”
11	Executive Compensation	“Executive Compensation and Related Information”
12	Security Ownership of Certain Beneficial Owners and Management	“Stock Ownership Table”
13	Certain Relationships and Related Transactions	“Certain Relationships and Related Transactions”
14	Principal Accountant Fees and Services	“Principal Accountant Fees and Services”
      The information set forth under the captions listed above, which is to be contained in the 2005 Proxy Statement, are hereby incorporated herein by reference in response to Items 10 through 14 of this Report on Form 10-K.
      Most of the Company’s executive officers have entered into individual Rule 10b5-1 trading plans pursuant to which stock of the Company will be sold for their account from time to time in accordance with the provisions of the plans without any further action or involvement by the officers.
PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
      (a) List of Documents filed as part of this Report

1.	Financial Statements.
      The following consolidated financial statements of Komag, Incorporated are filed in Part II, Item 8 of this Report on Form 10-K:

Consolidated Statements of Operations — Fiscal Year 2004, Fiscal Year 2003, Six Months Ended December 29, 2002, and Six Months Ended June 30, 2002
Consolidated Balance Sheets — January 2, 2005 and December 28, 2003
Consolidated Statements of Cash Flows — Fiscal Year 2004, Fiscal Year 2003, Six Months Ended December 29, 2002, and Six Months Ended June 30, 2002
Consolidated Statements of Stockholders’ Equity — Fiscal Year 2004, Fiscal Year 2003, Six Months Ended December 29, 2002, and Six Months Ended June 30, 2002
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

3.	Exhibits.

Exhibit
Number	Description

2.1	Komag Incorporated’s Further Modified First Amended Plan of Reorganization, dated May 7, 2002 (incorporated by reference from Exhibit 2.1 filed with the Company’s Form 8-K filed on July 11, 2002).

2.2	Findings of Fact, Conclusions of Law and Order, dated May 9, 2002, Confirming Further Modified First Amended Plan of Reorganization of Komag, Incorporated, dated May 7, 2002 (incorporated by reference from Exhibit 2.2 filed with the Company’s Form 8-K filed on July 11, 2002).

3.1	Amended and Restated Certificate of Incorporation of Komag, Incorporated (incorporated by reference from Exhibit 3.1 filed with the Company’s Form 10-Q filed on August 13, 2002).

3.2	Bylaws of Komag, Incorporated (incorporated by reference from Exhibit 3.2 filed with the Company’s Form 10-Q filed on August 13, 2002).

4.1	Form of Stock Certificate for Common Stock (incorporated by reference from Exhibit 4.1 filed with the Company’s Form 10-Q filed on August 13, 2002).

4.2	Registration Rights Agreement between Komag, Incorporated and certain holders of common stock and Senior Secured Notes due 2007, (incorporated by reference from Exhibit 4.2 filed with the Company’s Form 10-Q filed on August 13, 2002), as amended by Amendment No. 1 thereto dated October 1, 2002.

4.3	Form of Warrant (incorporated by reference from Exhibit 4.3 filed with the Company’s Form 10-Q filed on August 13, 2002).

4.4	Form of Indenture by and between Komag, Incorporated and U.S. Bank National Association (incorporated by reference from Exhibit 4.8 filed with the Company’s Form S-3/A filed on January 15, 2004).

4.5	Form of Convertible Note (included in Exhibit 4.3)

10.1.1	Lease Agreement (B10) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated (incorporated by reference from Exhibit 10.1.11 filed with the Company’s report on Form 10-K for the year ended December 29, 1996).

10.1.1.1	Second Amendment to Lease (B10) dated December 17, 2004, between DIVCO West Properties and Komag, Incorporated.

10.1.2	Lease Agreement (B11) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated (incorporated by reference from Exhibit 10.1.12 filed with the Company’s report on Form 10-K for the year ended December 29, 1996).

10.1.3	Sublease Agreement (B11) dated January 10, 2000, between Komag, Incorporated and 2Wire, Inc. (incorporated by reference from Exhibit 10.1.15 filed with the Company’s report on Form 10-K for the year ended January 2, 2000).

10.2	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.2 filed with the Company’s report on Form S-1 on August 27, 2002).

10.3	Form of Komag, Incorporated Amended and Restated 2002 Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.2 filed with the Company’s report on Form S-8 on July 23, 2002).

Exhibit
Number	Description

10.3.1	Amended and Restated 2002 Qualified Stock Option Plan (incorporated by reference from Exhibit 4.1 filed with the Company’s report on Form S-8 on July 23, 2002).

10.3.2	Komag, Incorporated 2002 Deferred Compensation Plan (incorporated by reference from Exhibit 10.4.2 filed with the Company’s report on Form S-1 on August 27, 2002).

10.4.1	Letter dated August 6, 2003 from the Malaysian Industrial Development Authority addressed to Komag USA (Malaysia) Sdn. extending the ‘Pioneer Status‘ of the Company’s thin-film media venture in Malaysia (incorporated by reference from Exhibit 10.5.2 filed with the Company’s report on Form 10-Q for the quarter ended September 28, 2003).

10.5.1	Form of Executive Retention Agreement (incorporated by reference from Exhibit 10.6.1 filed with the Company’s report on Form S-1 on August 27, 2002).

10.6	Business Agreement by and between the Company and Maxtor Corporation dated October 6, 2003 (incorporated by reference from Exhibit 10.7 filed with the Company’s Form S-3/A filed on December 9, 2003).

10.7	Discretionary Bonus Plan.

10.8	2005 Bonus Plan.

10.8.1	2005 Target Incentive Plan.

10.9	Form of Notice of Grant of Stock Purchase Right — Employees.

10.9.1	Form of Notice of Grant of Stock Purchase Right — Officers.

10.10	Form of Stock Option Agreement.

10.11	Consulting Services Agreement with Mr. Hammack.

21	Subsidiaries of Komag, Incorporated.

23.1	Consent of KPMG LLP.

24	Power of Attorney. Reference is made to the signature pages of this report.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.
      The Company agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on this 16th day of March, 2005.

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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THIAN HOO TAN (Thian Hoo Tan)	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/s/ KATHLEEN A. BAYLESS (Kathleen A. Bayless)	Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 16, 2005

/s/ PAUL G. JUDY (Paul G. Judy)	Corporate Controller (Principal Accounting Officer)	March 16, 2005

/s/ PAUL A. BRAHE (Paul A. Brahe)	Director	March 16, 2005

/s/ CHRIS A. EYRE (Chris A. Eyre)	Director	March 16, 2005

/s/ RICHARD A. KASHNOW (Richard A. Kashnow)	Director	March 16, 2005

/s/ NEIL S. SUBIN (Neil S. Subin)	Director	March 16, 2005

/s/ KENNETH R. SWIMM (Kenneth R. Swimm)	Director	March 16, 2005

/s/ DAVID G. TAKATA (David G. Takata)	Director	March 16, 2005

/s/ HARRY G. VAN WICKLE (Harry G. Van Wickle)	Director	March 16, 2005

/s/ DENNIS P. WOLF (Dennis P. Wolf)	Director	March 16, 2005

/s/ MICHAEL LEE WORKMAN (Michael Lee Workman)	Director	March 16, 2005

Item 14(d)	Financial Statement Schedule
KOMAG, INCORPORATED
Schedule II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D		Column E

		Additions
	Balance at	Charged to				Balance
	Beginning	Costs and				at End of
Description	of Period	Expenses		Deductions		Period

	(In thousands)
PREDECESSOR COMPANY
Six months ended June 30, 2002
Allowance for doubtful accounts	$1,637	$(295)		$935		$407
Allowance for sales returns	956	751	(1)	1,266	(2)	441

	$2,593	$456		$2,201		$848

SUCCESSOR COMPANY
Six months ended December 29, 2002
Allowance for doubtful accounts	$407	$10		$16		$401
Allowance for sales returns	441	1,146	(1)	887	(2)	700

	$848	$1,156		$903		$1,101

Year ended December 28, 2003
Allowance for doubtful accounts	$401	$(3)		$—		$398
Allowance for sales returns	700	3,217	(1)	3,251	(2)	666

	$1,101	$3,214		$3,251		$1,064

Year ended January 2, 2005
Allowance for doubtful accounts	$398	$(398)		$—		$—
Allowance for sales returns	666	5,232	(1)	4,823	(2)	1,075

	$1,064	$4,834		$4,823		$1,075

(1)	Additions to the allowance for sales returns are netted against sales.

(2)	Actual sales returns of subsequently scrapped product were charged against the allowance for sales returns.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Komag Incorporated’s Further Modified First Amended Plan of Reorganization, dated May 7, 2002 (incorporated by reference from Exhibit 2.1 filed with the Company’s Form 8-K filed on July 11, 2002).

2.2	Findings of Fact, Conclusions of Law and Order, dated May 9, 2002, Confirming Further Modified First Amended Plan of Reorganization of Komag, Incorporated, dated May 7, 2002 (incorporated by reference from Exhibit 2.2 filed with the Company’s Form 8-K filed on July 11, 2002).

3.1	Amended and Restated Certificate of Incorporation of Komag, Incorporated (incorporated by reference from Exhibit 3.1 filed with the Company’s Form 10-Q filed on August 13, 2002).

3.2	Bylaws of Komag, Incorporated (incorporated by reference from Exhibit 3.2 filed with the Company’s Form 10-Q filed on August 13, 2002).

4.1	Form of Stock Certificate for Common Stock (incorporated by reference from Exhibit 4.1 filed with the Company’s Form 10-Q filed on August 13, 2002).

4.2	Registration Rights Agreement between Komag, Incorporated and certain holders of common stock and Senior Secured Notes due 2007, (incorporated by reference from Exhibit 4.2 filed with the Company’s Form 10-Q filed on August 13, 2002), as amended by Amendment No. 1 thereto dated October 1, 2002.

4.3	Form of Warrant (incorporated by reference from Exhibit 4.3 filed with the Company’s Form 10-Q filed on August 13, 2002).

4.4	Form of Indenture by and between Komag, Incorporated and U.S. Bank National Association (incorporated by reference from Exhibit 4.8 filed with the Company’s Form S-3/A filed on January 15, 2004).

4.5	Form of Convertible Note (included in Exhibit 4.3)

10.1.1	Lease Agreement (B10) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated (incorporated by reference from Exhibit 10.1.11 filed with the Company’s report on Form 10-K for the year ended December 29, 1996).

10.1.1.1	Second Amendment to Lease (B10) dated December 17, 2004, between DIVCO West Properties and Komag, Incorporated.

10.1.2	Lease Agreement (B11) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated (incorporated by reference from Exhibit 10.1.12 filed with the Company’s report on Form 10-K for the year ended December 29, 1996).

10.1.3	Sublease Agreement (B11) dated January 10, 2000, between Komag, Incorporated and 2Wire, Inc. (incorporated by reference from Exhibit 10.1.15 filed with the Company’s report on Form 10-K for the year ended January 2, 2000).

10.2	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.2 filed with the Company’s report on Form S-1 on August 27, 2002).

10.3	Form of Komag, Incorporated Amended and Restated 2002 Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.2 filed with the Company’s report on Form S-8 on July 23, 2002).

10.3.1	Amended and Restated 2002 Qualified Stock Option Plan (incorporated by reference from Exhibit 4.1 filed with the Company’s report on Form S-8 on July 23, 2002).

10.3.2	Komag, Incorporated 2002 Deferred Compensation Plan (incorporated by reference from Exhibit 10.4.2 filed with the Company’s report on Form S-1 on August 27, 2002).

10.4.1	Letter dated August 6, 2003 from the Malaysian Industrial Development Authority addressed to Komag USA (Malaysia) Sdn. extending the ‘Pioneer Status‘ of the Company’s thin-film media venture in Malaysia (incorporated by reference from Exhibit 10.5.2 filed with the Company’s report on Form 10-Q for the quarter ended September 28, 2003).

10.5.1	Form of Executive Retention Agreement (incorporated by reference from Exhibit 10.6.1 filed with the Company’s report on Form S-1 on August 27, 2002).

Exhibit
Number	Description

10.6	Business Agreement by and between the Company and Maxtor Corporation dated October 6, 2003 (incorporated by reference from Exhibit 10.7 filed with the Company’s Form S-3/A filed on December 9, 2003).

10.7	Discretionary Bonus Plan.

10.8	2005 Bonus Plan.

10.8.1	2005 Target Incentive Plan.

10.9	Form of Notice of Grant of Stock Purchase Right — Employees.

10.9.1	Form of Notice of Grant of Stock Purchase Right — Officers.

10.10	Form of Stock Option Agreement.

10.11	Consulting Services Agreement with Mr. Hammack.

21	Subsidiaries of Komag, Incorporated.

23.1	Consent of KPMG LLP.

24	Power of Attorney. Reference is made to the signature pages of this report.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.