Form 10-Q
period 2005-04-03
KOMAG INC /DE/
filed 2005-05-06
CIK 813347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 3, 2005
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

     Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

     On April 3, 2005, 28,962,074 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding.

INDEX
KOMAG, INCORPORATED

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

KOMAG, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts

	Three Months Ended
	April 3, 2005	April 4, 2004
Net sales	$140,275	$123,585
Cost of sales	105,212	86,656

Gross profit	35,063	36,929
Operating expenses:
Research, development, and engineering	11,155	11,622
Selling, general, and administrative	5,535	5,354
Gain on disposal of assets	(389)	(190)

	16,301	16,786

Operating income	18,762	20,143

Other income (expense):
Interest income	750	281
Interest expense	(441)	(1,862)
Other, net	(28)	(50)

	281	(1,631)

Income before income taxes	19,043	18,512
Provision for income taxes	516	539

Net income	$18,527	$17,973

Basic net income per share	$0.66	$0.68

Diluted net income per share	$0.59	$0.61

Number of shares used in basic per share computations	28,261	26,307

Number of shares used in diluted per share computations	32,313	29,778

See notes to condensed consolidated financial statements.

KOMAG, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 3, 2005	January 2, 2005
ASSETS
Current assets
Cash and cash equivalents	$31,811	$26,410
Short-term investments	84,700	77,700
Accounts receivable (less allowances of $2,666 and $1,075, respectively)	85,655	79,213
Inventories	41,982	35,815
Prepaid expenses and deposits	831	1,815

Total current assets	244,979	220,953
Property, plant, and equipment (net of accumulated depreciation of $109,061 and $99,065, respectively)	212,103	205,642
Intangible assets, net	581	1,523
Other assets	2,939	2,977

	$460,602	$431,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$55,853	$43,082
Accrued expenses and other liabilities	14,154	19,887

Total current liabilities	70,007	62,969
Long-term debt	80,500	80,500
Long-term deferred rent	640	—

Total liabilities	151,147	143,469

Stockholders’ equity
Common stock, $0.01 par value per share:
Authorized - 50,000 shares
Issued and outstanding - 28,962 and 28,065 shares, respectively	289	281
Additional paid-in capital	253,848	241,960
Deferred stock-based compensation	(8,685)	(91)
Retained earnings	64,003	45,476

Total stockholders’ equity	309,455	287,626

	$460,602	$431,095

See notes to condensed consolidated financial statements.

KOMAG, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands

	Three Months Ended
	April 3, 2005	April 4, 2004
Operating Activities
Net income	$18,527	$17,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	10,100	9,464
Tax adjustment to additional paid-in capital	297	—
Amortization and adjustments of intangible assets	942	1,060
Stock-based compensation	841	235
Deferred rent	640	—
Non-cash interest charges	38	321
Gain on disposal of assets	(389)	(190)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,442)	(11,937)
Inventories	(6,167)	(13,143)
Prepaid expenses and deposits	984	324
Trade accounts payable	12,771	9,220
Accrued expenses and other liabilities	(5,733)	(7,773)

Net cash provided by operating activities	26,409	5,554

Investing Activities
Acquisition of property, plant, and equipment	(16,615)	(23,706)
Purchases of short-term investments	(67,150)	(24,000)
Proceeds from short-term investments	60,150	19,850
Proceeds from disposal of property, plant, and equipment	443	386
Other	—	(161)

Net cash used in investing activities	(23,172)	(27,631)

Financing Activities
Payment of debt	—	(116,341)
Proceeds from the issuance of long-term debt	—	77,419
Proceeds from sale of common stock, net of issuance costs	2,164	67,649

Net cash provided by financing activities	2,164	28,727

Increase in cash and cash equivalents	5,401	6,650
Cash and cash equivalents at beginning of period	26,410	27,208

Cash and cash equivalents at end of period	$31,811	$33,858

See notes to condensed consolidated financial statements

KOMAG, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 3, 2005

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

     The accompanying unaudited condensed consolidated financial statements include the accounts of Komag, Incorporated, a Delaware corporation (the Company), and its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. While the financial information furnished is unaudited, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the condensed consolidated financial position, operating results, and cash flows for the periods presented, have been included. Operating results for the three months ended April 3, 2005, are not necessarily indicative of the results that may be expected for the year ending January 1, 2006. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended January 2, 2005 included in its Annual Report on Form 10-K.

     Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fiscal Year: The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The Company’s 2005 fiscal year will include 52 weeks; accordingly, the Company’s three-month reporting period included in this report included 13 weeks. Because the Company’s 2004 fiscal year included 53 weeks, its three-month reporting period ended April 4, 2004 included 14 weeks.

     Reclassification: Certain amounts in fiscal 2004 as reported on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation. The Company reclassified $77.7 million in auction rate securities from cash and cash equivalents to short-term investments on the condensed Consolidated Balance Sheet as of January 2, 2005. The reclassification to short-term investments is based on the latest interpretation of cash equivalents pursuant to Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 95, Statement of Cash Flows.

     Cash and Cash Equivalents: The Company considers as a cash equivalent any bank deposits, money market investments and any highly-liquid investment that mature within three months of its purchase date.

     Short-Term Investments: The Company invests its excess cash in high-quality, short-term debt instruments and auction rate preferred securities (which the Company rolls over every three months or less). Interest and dividends on the investments are included in interest income. The cost of the Company’s investments approximates fair value.

     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following (in thousands):

	April 3, 2005	January 2, 2005
Raw materials	$23,293	$20,647
Work in process	6,934	7,785
Finished goods	11,755	7,383

	$41,982	$35,815

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

     In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS 123, the Company provides pro forma disclosure of the effect on net income and earnings per share had the fair value method, as prescribed by SFAS 123, been used.

     The following table reflects the effect on the Company’s net income and income per share had the fair value method been applied to all outstanding and unvested awards. The table is in thousands, except per share data.

	Three Months Ended
	April 3, 2005	April 4, 2004
Net income, as reported	$18,527	$17,973
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	841	235
Deduct: Stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(1,566)	(987)

Pro forma net income	$17,802	$17,221

Net income per share:
Basic - as reported	$0.66	$0.68

Diluted - as reported	$0.59	$0.61

Basic - pro forma	$0.63	$0.65

Diluted - pro forma	$0.56	$0.59

     For pro forma disclosure purposes, the Company used the Black-Scholes option pricing model to estimate the fair value of each option and stock purchase right grant on the date of grant.

     The following assumptions were used to estimate the fair value of option grants in the first three months of 2005 and 2004: risk-free interest rates of 4.04% and 2.46%, respectively; volatility factors of the expected market price of the Company’s common stock of 71.8% and 82.6%, respectively; and a weighted-average expected option life of 4.0 years. The weighted-average fair value of options granted during the first three months of 2005 and 2004 was $11.43 and $11.58, respectively.

     The following assumptions were used to estimate the fair value of employee purchase rights under the Amended and Restated 2002 Employee Stock Purchase Plan (ESPP) for the first three months of 2005 and 2004: risk-free interest rates of 1.68% and 1.00%, respectively; volatility factors of 50.77% and 73.5%, respectively; and weighted-average expected purchase rights lives of six months. The weighted-average fair value of those purchase rights granted in the first three months of 2005 and 2004 was $3.12 and $4.64, respectively.

     Because the Company does not pay dividends, there was no dividend yield included in the pro forma disclosure calculation.

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R is a revision of SFAS 123, which addresses financial accounting and reporting for costs associated with stock-based compensation. SFAS 123 addresses all forms of share-based payment (SBP) awards, including shares issued under employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. SFAS 123R requires the Company to adopt the new accounting provisions beginning in its first quarter of 2006, and applies to all outstanding and unvested SBP awards at the Company’s adoption date. The Company is allowed to select one of three alternative transition methods – each having different reporting implications. On March 29, 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) on SFAS 123R to assist preparers by simplifying some of the implementation challenges of SFAS 123R. The Company has not completed its evaluation or determined the impact of adopting SFAS 123R; however, we expect the adoption to have a significant impact on our net income and net income per share.

     Computation of Net Income Per Share: The Company determines net income per share in accordance with SFAS No. 128, Earnings per Share.

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

     The following table sets forth the computation of net income per share. The table is in thousands, except per share amounts.

	Three Months Ended
	April 3, 2005	April 4, 2004
Numerator for basic net income per share:
Net income as reported	$18,527	$17,973

Numerator for diluted net income per share:
Net income as reported	$18,527	$17,973
Interest adjustment related to contigently convertible debt	441	327

	$18,968	$18,300

Denominator for basic income per share:
Weighted average shares	28,261	26,307

Denominator for diluted income per share:
Weighted average shares	28,261	26,307
Effect of dilutive securities:
Contingently convertible shares under convertible debt	3,049	2,116
Stock options	522	629
Warrants	460	528
Stock purchase rights	21	198

	32,313	29,778

Basic net income per share	$0.66	$0.68

Diluted net income per share	$0.59	$0.61

     Incremental common shares attributable to outstanding common stock options (assuming proceeds would be used to purchase treasury stock) of approximately 21,131 for the three months ended April 3, 2005, and 17,741 for the three months ended April 4, 2004 were not included in the diluted net income per share computation because the effect would have been anti-dilutive.

     In January 2004, the Company issued $80.5 million of 2.0% Convertible Subordinated Notes (the Notes). The Notes are convertible, under certain circumstances, into shares of the Company’s common stock at an initial conversion price of $26.40, or approximately 3,049,000 shares. In October 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-08, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share. This consensus, which became effective in the fourth quarter of 2004, requires the Company to include these additional shares in its calculation of diluted earnings per share as of the date of issuance of the Notes (the first quarter of 2004). Accordingly, these shares have been included in the Company’s diluted earnings per share calculations for the first quarters of 2005 and 2004. Therefore, diluted net income per share has been adjusted for the first quarter of 2004 to $0.61 from $0.65.

     Recent Accounting Pronouncements: In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation has been applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company’s adoption of FIN 46R had no impact on its consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 151 (SFAS 151), Inventory Costs. SFAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing generally accepted accounting principles, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The adoption of SFAS 151 is not expected to have a material effect on the Company’s financial position or results of operations.

Note 2. Concentration of Customer, Supplier and Geographic Risk

     The following table reflects the percentage of the Company’s revenue by major customer:

	Three Months Ended
	April 3, 2005	April 4, 2004
Maxtor Corporation	35%	45%
Hitachi Global Storage Technologies	25%	21%
Western Digital Corporation	19%	19%
Seagate	16%	8%

     The Company relies on a limited number of suppliers for some of the materials and equipment used in its manufacturing processes, including aluminum blanks, aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. Kobe Steel, Ltd. is the Company’s sole supplier of aluminum blanks, which is a fundamental component in producing disks. The Company also relies on a single supplier, Heraeus Incorporated, for a substantial quantity of its sputtering target requirements, and on OMG Fidelity, Incorporated for supplies of nickel plating solutions.

     A majority of our long-lived assets is located at our Malaysian manufacturing facilities. These assets totaled $195.7 million as of April 3, 2005, and $190.0 million as of January 2, 2005.

Note 3. Income Taxes

     The Company’s estimated annual effective income tax rate for 2005 is 2.7% and reflects income tax expenses related to the Company’s U.S. and international operations. In the first quarter of 2004, the Company’s estimated annual effective tax rate was approximately 3.0%.

     The Company’s manufacturing facilities located in Malaysia have been granted various tax holidays. These holidays expire at various times beginning in December 2006 through June 2011.

     In the first quarter of 2005 and 2004, the Company utilized tax credits and net operating loss carryforwards. The Company provided a full valuation allowance against all tax assets; therefore, upon utilization of the tax credits and net operating loss carryforwards, the Company first reduced intangible assets (as these were related to time periods that were pre-emergence from bankruptcy) and then credited additional paid-in capital. Future usage of net operating loss carryforwards and tax credit carryforwards will be credited to additional paid-in capital.

Note 4. Accrued Expenses and Other Liabilities

     The following table summarizes accrued expenses and other liabilities balances at April 3, 2005 and January 2, 2005 (in thousands):

	April 3, 2005	January 2, 2005
Accrued compensation and benefits	$104,794	$15,777
Other liabilities	3,360	4,110

	$14,154	$19,887

Note 5. Stock Purchase Rights

     On February 15, 2005, the Company issued a total of 453,110 stock purchase rights with an exercise price of $0.01. The vesting for the stock purchase rights grants is one-third at the end of each of the first three anniversaries of the date of grant, subject to the employee continuing to be a service provider of the Company on each such date. In the first quarter of 2005, the Company recorded deferred stock-based compensation of $9.4 million, which is being amortized to expense ratably over the vesting period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I. Financial Information, Item 1. Condensed Consolidated Financial Statements of this report.

     The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business, including but not limited to: our belief that we are a leading independent supplier of disks; our belief that we have developed a deep understanding of market needs in the disk drive market; our belief that our manufacturing and technology development programs provide us with competitive advantages in maintaining and growing our market share; our belief that we have developed strong relationships with many of the leading disk drive manufacturers; our belief that our manufacturing operations, together with our experience in the industry and our economies of scale, provide us with timing and cost advantages in delivering consistently high-quality products to our customers in high volumes; our plan to continue to generate cash from our operations for the remainder of 2005; our belief that we will continue to investigate areas where we can expand our presence in the disk market; our expectation that we will continue to generate cash from operations; and our belief that the estimates and judgments made regarding future events in connection with the preparation of our financial statements are reasonable. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” and similar expressions. In addition, forward-looking statements include, but are not limited to, statements about our beliefs, estimates, or plans about our ability to maintain low manufacturing and operating costs and costs per unit, our ability to estimate revenues, shipping volumes, pricing pressures, returns, reserves, demand for our disks, selling, general, and administrative expenses, taxes, research, development, and engineering expenses, spending on property, plant, and equipment, expected sales of disks and the market for disk drives generally and certain customers specifically, and our beliefs regarding our liquidity needs.

     Forward-looking statements are estimates reflecting the best judgment of our senior management, and they involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Our business is subject to a number of risks and uncertainties. While this discussion represents our current judgment on the future direction of our business, these risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Some of the important factors that may influence possible differences are continued competitive factors, technological developments, pricing pressures, changes in customer demand, and general economic conditions, as well as those discussed in the Risk Factors section below. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements. Readers should review the Risk Factors section below, as well as other documents filed from time to time by us with the Securities and Exchange Commission.

Results of Operations

Overview

     We design, manufacture, and market thin-film media (disks), which are incorporated into disk drives. Disks, such as the ones we manufacture, serve as a primary storage medium for digital data. Our net sales are driven by the level of demand for disks by disk drive manufacturers and the average selling prices of our disks. Demand for our disks is dependent on unit growth in the disk drive market, the growth of storage capacity in disk drives, which affects the number of disks needed per drive, and the number of disks our customers purchase from external suppliers. Average selling prices are dependent on overall supply and demand for disks and our product mix.

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

     Our three-month reporting period ended April 3, 2005 included 13 weeks. Because our 2004 fiscal year contained 53 weeks, our three-month reporting period ended April 4, 2004 included 14 weeks.

Net Sales

     Consolidated net sales increased by 13.5%, to $140.3 million in the first quarter of 2005, from $123.6 million in the first quarter of 2004. The overall increase primarily reflected an increase in finished unit sales volume, to 22.2 million units in the first quarter of 2005 from 19.2 million units in the first quarter of 2004, partially offset by a decrease in the finished unit average selling price, to $5.53 in the first quarter of 2005 from $5.94 in the first quarter of 2004. The finished unit shipment increase in the first quarter of 2005 compared to the same period in 2004 resulted from an overall improvement in industry conditions.

     Sales of 80 GB per platter disks increased to 94% of net sales in the first quarter of 2005, compared to 79% in the same period of 2004. The increase reflected the continued customer evolution to higher storage densities. Finished disk shipments for desktop and consumer applications together represented 94% of our first quarter of 2005 unit shipment volume, compared to 89% in the first quarter of 2004. The remaining finished disk shipments in the first quarters of 2005 and 2004 were disks for high-end server (enterprise) drives.

     Net other disk sales in the first quarter of 2005 were $17.4 million, compared to $9.6 million in the first quarter of 2004. Aluminum substrate, polished disk, textured disks and single sided disk sales were all higher in the first quarter of 2005 compared to the first quarter of 2004. Disk substrate sales vary from period to period based on customer requirements.

     Based on continuing strong market demand from all customers, we expect total revenue for the second quarter of 2005 could be comparable to or up to 10% higher than the first quarter of 2005.

     In the first quarter of 2005, sales to Maxtor Corporation (Maxtor), Hitachi Global Storage Technologies (HGST), Western Digital Corporation (Western Digital), and Seagate Technology (Seagate) accounted for 35%, 25%, 19%, and 16%, respectively, of our revenues. In the first quarter of 2004, sales to Maxtor, HGST, Western Digital, and Seagate accounted for 45%, 21%, 19%, and 8%, respectively, of our revenue. We expect to continue to derive a substantial portion of our sales from these customers.

Gross Profit

     Our overall gross profit percentage for the first quarter of 2005 was 25.0% compared to a gross profit percentage of 29.9% for the first quarter of 2004. The decrease is primarily related to the lower finished unit average selling price in the first quarter of 2005 compared to the first quarter of 2004.

     We expect to maintain our variable cost per unit at levels similar to the first quarter of 2005 while continuing to advance our technology. We expect our fixed cost per unit in the remainder of 2005 to vary based on changes in production volumes from the level achieved in the first three months of 2005.

Research, Development, and Engineering Expenses

     Research, development, and engineering (R&D) expenses of $11.2 million in the first quarter of 2005 were $0.4 million lower compared to the $11.6 million in the first quarter of 2004. Expenses in the first quarter of 2004 included a $1.4 million non-recurring payroll-related charge and an additional week of expenses as compared to the first quarter of 2005. Higher development costs, including increased payroll related costs, in the first quarter of 2005 mostly offset the effect of the absence of the non-recurring charge and the return to a thirteen-week fiscal quarter in 2005 compared to a fourteen-week fiscal quarter in 2004. We expect R&D spending in the second quarter of 2005 to be relatively flat with the first quarter of 2005, as a percentage of net sales.

Selling, General, and Administrative Expenses

     Selling, general, and administrative (SG&A) expenses of $5.5 million in the first quarter of 2005 were $0.1 million higher compared to the $5.4 million incurred in the first quarter of 2004. The increase was primarily due to higher consulting, audit and payroll-related costs, offset by the return to a thirteen-week fiscal quarter in 2005 . We expect SG&A spending in the second quarter of 2005 to be relatively flat with the first quarter of 2005 as a percentage of net sales.

Interest Expense

     Interest expense in the first quarter of 2005 was $0.4 million. This amount reflected interest expense on the $80.5 million, 2% Convertible Subordinated Notes, which were issued on January 28, 2004.

Interest expense in the first quarter of 2004 was $1.9 million and included $1.6 million of interest expense on the Senior Secured Notes and certain promissory notes and $0.3 million of interest expense on the 2% Convertible Subordinated Notes. The Senior Secured Notes and promissory notes were redeemed in full, including accrued interest, in February 2004. There was no gain or loss on the redemption, and there were no unamortized debt issuance costs.

Income Taxes

     Our estimated annual effective income tax rate for 2005 is 2.7% and reflects tax expenses related to our U.S. and international operations. In the first quarter of 2004, our estimated annual effective income tax rate for 2004 was approximately 3.0%.

     The Company’s manufacturing facilities located in Malaysia have been granted various tax holidays. These holidays expire at various times beginning in December 2006 through June 2011.

Critical Accounting Policies

     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. We regularly evaluate our estimates, including those related to our revenues, allowance for inventories, commitments and contingencies, income taxes, and asset impairments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ significantly from those estimates if our assumptions are incorrect. We believe that the following discussion addresses our most critical accounting policies. These policies are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

     There were no significant changes from prior year estimates in the first quarter of 2005.

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

     There were no impairments of long-lived assets in the first quarter of 2005.

Inventory Obsolescence

     Our policy is to provide for inventory obsolescence based upon an estimated obsolescence percentage applied to the inventory based on age, historical trends, and requirements to support forecasted sales. In addition, and as necessary, we may provide additional charges for future known or anticipated events.

     There were no significant changes from prior year estimates in the first quarter of 2005.

Liquidity and Capital Resources

     Cash, cash equivalents, and short-term investments of $116.5 million at the end of the first quarter of 2005 increased by $12.4 million from the end of the 2004 fiscal year. The increase primarily reflected a $26.4 million increase resulting from consolidated operating activities and $2.2 million in proceeds from the sale of common stock, offset by $16.6 million of spending on property, plant, and equipment.

     Consolidated operating activities generated $26.4 million in cash in the first three months of 2005. The primary components of this change include the following:

•	net income of $18.5 million, net of non-cash depreciation and amortization of property, plant and equipment of $10.1 million and other non-cash charges/gains which net to $2.3 million;

•	an accounts receivable increase of $6.4 million primarily due to an increase in sales during the first quarter of 2005 compared to the fourth quarter of 2004;

•	an inventory increase of $6.2 million;

•	a prepaid expense decrease of $1.0 million primarily due to amortization of insurance premiums;

•	an accounts payable increase of $12.8 million related to increased inventory and higher capital spending; and

•	an accrued expenses and other liabilities decrease of $5.7 million, which primarily reflected payment of accrued incentive compensation.

     Our total capital spending in the first quarter of 2005 was $16.6 million, which included capital expenditures to increase our substrate capacity, to improve our equipment capability for the manufacture of advanced products, and for projects designed to improve yield and productivity. There are no significant non-cancelable capital commitments as of April 3, 2005. For 2005, we plan to spend approximately $85 million to $90 million on property, plant, and equipment in order to increase our finished disk and related substrate capacity and continue to ramp new production processes.

     We have $80.5 million of 2% Convertible Subordinated Notes (the Notes) outstanding. The Notes mature on February 1, 2024, bear interest at 2.0%, and require semiannual interest payments beginning on August 1, 2004. The Notes will be convertible, under certain circumstances, into shares of the Company’s common stock based on an initial effective conversion price of $26.40. Holders of the Notes may convert the Notes into shares of the Company’s common stock prior to maturity if: 1) the sale price of the Company’s common stock equals or exceeds $31.68 for at least 20 trading days in any 30 consecutive trading day period within any fiscal quarter of the Company; 2) the trading price of the Notes falls below a specified threshold prior to February 19, 2019; 3) the Notes have been called for redemption; or 4) specified corporate transactions (as described in the offering prospectus for the Notes) occur. The Company may redeem the Notes on or after February 6, 2007, at specified declining redemption premiums. Holders of the Notes may require the Company to purchase the Notes on February 1, 2011, 2014, or 2019, or upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest. There are no financial covenants, guarantees, or collateral associated with the Notes.

     We have a Malaysian ringgit 12.5 million (approximately $3.3 million) bank guarantee. There is no expiration date on the bank guarantee. No interest will be charged on the bank guarantee, but there is a commission of 0.05% on the amount of bank guarantee utilized. As of April 3, 2005, there were no liabilities outstanding related to this bank guarantee.

     We have a Malaysian ringgit 4.0 million (approximately $1.1 million) stand-by letter of credit (LOC), which expires on September 30, 2005. The LOC is secured by a fixed deposit of Malaysian ringgit 4.0 million.

     We lease our research and administrative facility in San Jose, California under an operating lease, which expires in 2014. We also lease, and have sublet, another building in San Jose. This lease was terminated after the end of the first quarter of 2005 and the related sublease was assigned to the landlord. Additionally, we lease certain equipment under operating leases. These leases expire on various dates through 2008. We have no capital leases.

     At April 3, 2005, our long-term debt obligations, operating lease obligations, and unconditional purchase obligations were as follows (in thousands):

	Remainder of 2005	2006	2007	2008	2009	Thereafter	Total
Long-Term Debt Obligations	$—	$—	$—	$—	$—	$80,500	$80,500
Operating Lease Obligations (1)	980	3,096	2,261	2,042	3,144	16,382	27,905
Unconditional Purchase Obligations (2)	10,711	1,266	1,129	1,129	1,129	3,387	18,751

Total Contractual Cash Obligations	$11,691	$4,362	$3,390	$3,171	$4,273	$100,269	$127,156

(1)	These represent gross operating lease obligations, and are not reduced by sublease income. The gross lease obligations include $2.0 million for a lease, which was terminated subsequent to the end of the first quarter of 2005.

(2)	Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding, and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable pricing provisions; and the approximate timing of the transactions. The amounts are based on our contractual commitments.

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

Risks Related to Our Business

Our business is concentrated in the disk drive market, so downturns in the disk drive manufacturing market and related markets may decrease our revenues and margins.

     The market for our products depends on economic conditions affecting the disk drive manufacturing and related markets. Our products are incorporated into disk drives manufactured by our customers for the desktop personal computer market as well as the enterprise storage systems market and electronic device market. Because of the concentration of our products in the disk drive market, which we expect to continue, our business is linked to the success of this market. The disk drive market has historically been seasonal and cyclical, and has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for disks and pricing pressures. The effect of these cycles on suppliers has been magnified by disk drive manufacturers’ practice of ordering components, including disks, in excess of their needs during periods of rapid growth, thereby increasing the severity of the drop in the demand for components during periods of reduced growth or contraction. Accordingly, downturns in the disk drive market may cause disk drive manufacturers to delay or cancel projects, reduce their production, or reduce or cancel orders for our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, pricing pressures, and unused capacity, causing us to realize lower revenues and margins. For example, in the fourth quarter of fiscal year 2003, disk drive manufacturers appear to have overbuilt product, which resulted in an excess of supply of disk drives that was not fully corrected until approximately the third quarter of fiscal year 2004.

If our production capacity is underutilized, our gross margin will be adversely affected and we could sustain significant losses.

     Our business is characterized by high fixed overhead costs including expensive plant facilities and production equipment. Our per-unit costs and our gross profit are significantly affected by the number of units we produce and the amount of our production capacity that we utilize. In the third quarter of 2004, we completed the installation of additional equipment, which increased our production capacity from approximately 20 million disks a quarter to approximately 24 million disks a quarter. Our finished disk shipments were below this capacity level in the third quarter and fourth quarter of 2004. In the first quarter of 2005, we increased our capacity to approximately 25 million disks per quarter. If we are unable to utilize our expanded capacity, we may be unable to increase or sustain our gross margins.

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

     In the third quarter of 2004, we completed the installation of additional equipment, which increased our production capacity to approximately 24 million disks a quarter. In the first quarter of 2005, we increased our capacity to 25 million disks per quarter. We believe that our ability to expand further our production capacity using our existing facilities is limited. As a result, if demand for our products were to exceed significantly our current capacity levels, we may not be able to satisfy this increased demand. To increase our production capacity to meet significant increases in demand for our disks, we would be required to expand our existing facilities, construct new facilities, or acquire entities with additional production capacities. These alternatives would require significant capital investments by us and would require us to seek additional equity or debt financing. There can be no assurance that such financing would be available to us when needed on acceptable terms, or at all. If we were unable to expand capacity on a timely basis to meet increases in demand, we could lose market opportunities for sales, and our market share could decline. Further, we cannot assure you that the increased demand for our disk products would continue for a sufficient period of time to recoup our capital investments associated with increasing our production capacity.

We receive a large percentage of our net sales from only a few disk drive manufacturing customers, the loss of any of which would adversely affect our sales.

     Our customers are disk drive manufacturers. A relatively small number of disk drive manufacturers dominates the disk drive market. In the first quarter of 2005, four of these manufacturers (HGST, Maxtor, Seagate, and Western Digital) accounted for approximately 80% of worldwide hard disk drive sales. Accordingly, we expect that the success of our business will continue to depend on a limited number of customers that have comparatively strong bargaining power in negotiating contracts with us.

     In the first quarter of 2005, 35% of our net sales were to Maxtor, 25% were to HGST, 19% were to Western Digital, and 16% were to Seagate. In 2004, 47% of our net sales were to Maxtor, 29% were to HGST, and 14% were to Western Digital. If any one of our significant customers reduces its disk requirements, cancels existing orders or develops or expands capacity to produce its own disks, and we are unable to replace these orders with sales to new customers, our sales would be reduced and our business would suffer.

Because we depend on a limited number of suppliers, if our suppliers experience capacity constraints or production failures, our production, operating results and growth potential could be harmed.

     We rely on a limited number of suppliers for some of the materials and equipment used in our manufacturing processes, including aluminum blanks, aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. For example, Kobe Steel, Ltd. is our sole supplier of aluminum substrate blanks, which is a fundamental component in producing our disks. Further, as a result of current increased worldwide demand, the supply of sputtering target materials is constrained, resulting in longer lead times and product allocation from certain suppliers. We rely on a single supplier, Heraeus Incorporated, for a substantial quantity of our sputtering target requirements. In addition, we also rely on OMG Fidelity, Inc. for supplies of nickel plating solutions. The supplier base has been weakened by the poor financial condition of the industry in recent years, and some suppliers have exited the business. Additionally, the increasing demand for many of these materials provides our sole-source suppliers with additional bargaining power. Our production capacity would be limited if one or more of these materials were to become unavailable or available in reduced quantities, or if we were unable to find alternative suppliers. For example, due to the significant growth in demand for our disk products in the fourth quarter of 2002, our sales were lower during the quarter than the available market opportunity due to our inability to acquire additional aluminum substrates. If our sources of materials and supplies were limited or unavailable for a significant period of time or the costs of such materials were to increase, our production, operating results, and ability to grow our business could be adversely affected.

We had a history of operating losses, and emerged from chapter 11 bankruptcy in 2002. Despite operating profitability during each of our nine most recent fiscal quarters, we cannot be assured that we will be able to maintain or improve our profitability in the future.

     In 2001, after defaulting on our debt obligations, we filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code. We emerged from chapter 11 bankruptcy in June 2002. Although we have been profitable in our most recent nine quarters, we had a history of losses prior to 2003. Due to the factors discussed in this Risk Factors section, including the very competitive, capital-intensive, and historically cyclical nature of the disk and disk drive markets on which our business is dependent, we cannot assure you that we will be able to sustain or improve our profitability in the future.

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

     Disk drive manufacturers such as HGST, Maxtor, and Seagate have large internal thin-film media manufacturing operations, and are able to produce a substantial percentage of their disk requirements. We compete directly with these internal operations when we market our products to these disk drive companies, and compete indirectly when we sell our disks to customers who must compete with vertically-integrated disk drive manufacturers. Vertically-integrated companies have the opportunity to keep their disk-making operations fully utilized, thus lowering their costs of production. This cost advantage contributes to the pressure on us and other independent disk manufacturers to sell disks at lower prices and can severely affect our profitability. Vertically-integrated companies are also able to achieve a large manufacturing scale that supports the development resources necessary to advance technology rapidly. HGST previously announced that it intends to consolidate its internal thin-film media manufacturing operations in China, which could result in decreased demand for our products by HGST or increased pricing pressure. We may not have sufficient resources or manufacturing scale to be able to compete effectively with these companies as to production costs or technology development, which would negatively impact our net sales and market share.

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

     Additionally, because a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit), we are particularly sensitive to any change in the foreign currency exchange rate for the ringgit. For approximately the last six years, the exchange rate between the ringgit and the U.S. dollar has been pegged at 3.8 ringgits to one U.S. dollar by the Malaysian government. News reports and certain Malaysian government officials have indicated that the Malaysian government may be considering a change in the exchange rate. If the Malaysian government elects to change the pegging of the ringgit to the U.S. dollar and the ringgit proves to be undervalued, the change in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. In the first quarter of 2005, our spending on payroll, manufacturing, and operating expenses, and raw materials and capital purchases that were denominated in ringgit was approximately $42.6 million. Additionally, in the first quarter of 2005, we paid approximately $16.9 million for raw materials purchases from a vendor we pay in U.S. dollars, based on a cost plus a percentage arrangement. This vendor incurs costs that are denominated in ringgit; therefore, any change in the valuation of the ringgit in the future could materially adversely impact the cost per unit we pay for such raw materials.

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

     Our future success depends on the continued service of our executive officers, our highly-skilled research, development, and engineering team, our manufacturing team, and our key administrative, sales and marketing, and support personnel. Acquiring and retaining talented personnel who possess the advanced skills we require has been difficult, particularly at our Malaysian manufacturing facilities where there is high growth in the marketplace We may not be able to attract, assimilate, or retain highly-qualified personnel to maintain the capabilities that are necessary to compete effectively. Further, we do not have key person life insurance on any of our key personnel. If we are unable to retain existing or hire key personnel, our business, financial condition, and operating results could be harmed.

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

     Our operating results historically have fluctuated significantly on both a quarterly and annual basis. We believe that our future operating results will continue to be subject to quarterly variations based on a wide variety of factors, including:

•	timing of significant orders, or order cancellations;

•	changes in our product mix and average selling prices;

•	modified, adjusted, or rescheduled shipments;

•	availability of disks versus demand for disks;

•	the cyclical nature of the disk drive industry;

•	our ability to develop and implement new manufacturing process technologies;

•	increases in our production and engineering costs associated with initial design and production of new product programs;

•	fluctuations in exchange rates, particularly between the U.S. dollar and the Malaysian ringgit;

•	the ability of our process equipment to meet more stringent future product requirements;

•	our ability to introduce new products that achieve cost-effective high-volume production in a timely manner, timing of product announcements, and market acceptance of new products;

•	the availability of our production capacity, and the extent to which we can use that capacity;

•	changes in our manufacturing efficiencies, in particular product yields and input costs for direct materials, operating supplies and other running costs;

•	prolonged disruptions of operations at any of our facilities for any reason;

•	changes in the cost of or limitations on availability of labor;

•	structural changes within the disk industry, including combinations, failures, and joint venture arrangements; and

•	changes in tax regulations in foreign jurisdictions that could potentially reduce our tax incentives in areas such as Malaysian capital allowances, tax holidays, and exemptions on withholding tax on royalty payments made by our Malaysian operations to our subsidiary in The Netherlands.

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

Risks Related to our Indebtedness

We are leveraged, and our debt obligations will continue to make us vulnerable to economic downturns.

     In the first quarter of 2004, we completed a public common stock offering of 4.0 million shares (of which 0.5 million were sold by selling stockholders) and a public $80.5 million Convertible Subordinated Notes offering. Debt service obligations arising from the offering of our Convertible Subordinated Notes could limit our ability to borrow more money for operations and implement our business strategy in the future. We will continue to be more leveraged than some of our competitors, which may place us at a competitive disadvantage because our interest and debt repayment requirements makes us more susceptible to downturns in our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short-term debt instruments and auction rate preferred securities (which the Company rolls over every three months or less), and are accounted for as cash equivalents or short-term investments, depending upon the period of time from the purchase date to the maturity date.

     We are exposed to foreign currency exchange rate risk. We currently do not use derivative financial instruments to hedge such risk.

     A majority of our revenue, expense, and capital purchasing activities is transacted in U.S. dollars. However, a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases are transacted in the Malaysian ringgit (ringgit). For approximately the last six years, the exchange rate between the ringgit and the U.S. dollar has been pegged at 3.8 ringgits to one U.S. dollar by the Malaysian government. News reports and certain Malaysian government officials have indicated that the Malaysian government may be considering a change in the exchange rate. If the Malaysian government elects to change the pegging of the ringgit to the U.S. dollar and the ringgit proves to be undervalued, the change in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. In the first quarter of 2005, our spending on payroll, manufacturing, and operating expenses, and raw materials and capital purchases that were denominated in ringgit was approximately $42.6 million. Additionally, we paid approximately $16.9 million for raw materials purchases in the first quarter of 2005 from a vendor we pay in U.S. dollars based on a cost plus a percentage arrangement. This vendor has costs that are incurred which are denominated in ringgit; therefore, any change in the valuation of the ringgit in the future could adversely impact the cost per unit we pay for such raw materials.

     We have $80.5 million in convertible subordinated notes outstanding. These notes bear interest at 2% and mature in February 2024. A hypothetical 100 basis point increase in interest rates would result in approximately $0.8 million of additional interest expense each year.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of April 3, 2005, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner.

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

Changes in Internal Control Over Financial Reporting

     There has been no change in our internal control over financial reporting during our first fiscal quarter ended April 3, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     Not applicable.

ITEM 2. Unregistered Sales of Equity Securities

     Not applicable.

ITEM 3. Defaults Upon Senior Securities

     Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

ITEM 5. Other Information

     Effective as of May 3, 2005, our Board of Directors approved a modification to our 2005 Target Incentive Plan to increase the target bonus percentage of the Chief Executive Officer under the plan from 65% to 80%. Therefore, under the modified plan, if our actual performance meets our target operating income goals for the year and our Chief Executive Officer meets individual performance goals, the plan provides that our Chief Executive Officer may receive a target cash incentive bonus payment equal to 80% of his eligible base salary (rather than 65% of his eligible base salary), subject to the terms and conditions of the plan. A copy of the modified plan is filed as Exhibit 10.2 to this report.

     On May 4, 2005, we entered into an Executive Retention Agreement with our executive officer William G. Hammack, the Vice President of Human Resources. This agreement is a reinstatement of our prior 2002 Executive Retention Agreement with Mr. Hammack, with the same terms and conditions. Mr. Hammack left the Company in January 2005 and returned on March 14, 2005, resuming his position and duties as Vice President of Human Resources. The new agreement continues to provide for base salary compensation, a term of employment until July 16, 2005, benefits and certain other change of control and severance benefits as approved by our Board of Directors. A copy of Mr. Hammack’s agreement is filed as Exhibit 10.3 to this report.

ITEM 6. Exhibits

10.1	Amended and Restated 2002 Qualified Stock Option Plan

10.2	2005 Target Incentive Plan

10.3	Executive Retention Agreement dated May 4, 2005 with William G. Hammock

31.1	Rule 13a – 14 (a) Certification of Chief Executive Officer

31.2	Rule 13a – 14 (a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOMAG, INCORPORATED
(Registrant)

DATE: May 6, 2005	BY:	/s/ Thian Hoo Tan
Thian Hoo Tan
Chief Executive Officer

DATE: May 6, 2005	BY:	/s/ Kathleen A. Bayless
Kathleen A. Bayless
Vice President, Chief Financial Officer

EXHIBIT INDEX

10.1	Amended and Restated 2002 Qualified Stock Option Plan

10.2	2005 Target Incentive Plan

10.3	Executive Retention Agreement dated May 4, 2005 with William G. Hammock

31.1	Rule 13a – 14 (a) Certification of Chief Executive Officer

31.2	Rule 13a – 14 (a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer