Form 10-Q
period 2005-07-03
KOMAG INC /DE/
filed 2005-08-05
CIK 813347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended July 3, 2005
Commission File Number 0-16852
KOMAG, INCORPORATED
(Registrant)
Incorporated in the State of Delaware
I.R.S. Employer Identification Number 94-2914864
1710 Automation Parkway, San Jose, California 95131
Telephone: (408) 576-2000
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act rule 12b-2). Yes ☑ No ☐
     Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     On July 3, 2005, 29,824,929 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding.

INDEX
KOMAG, INCORPORATED

FORWARD-LOOKING INFORMATION
     This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions, anticipations, commitments, or strategies regarding the future that are forward-looking. These statements include those discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including “Results of Operations,” “Critical Accounting Policies,” and “Liquidity and Capital Resources,” and elsewhere in this report. These statements include statements concerning projected revenues, international revenues, expenses, gross profit, income, product development, and market acceptance of our products.
     In this report, the words “may,” “could,” “would,” “might,” “will,” “should,” “plan,” forecast,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “potential,” “continue,” “future,” “moving toward” or the negative of these terms or other similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors, including, but not limited to, those set forth in the section entitled “Risk Factors” and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the Securities and Exchange Commission. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we assume no obligation to update any such forward-looking statement or reason why such results might differ.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
KOMAG, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net sales	$172,740	$101,139	$313,015	$224,724
Cost of sales	124,660	79,510	229,872	166,166

Gross profit	48,080	21,629	83,143	58,558
Operating expenses:
Research, development, and engineering	12,834	9,043	23,989	20,665
Selling, general, and administrative	5,787	3,908	11,322	9,262
Gain on disposal of assets	(1,360)	(210)	(1,749)	(400)

	17,261	12,741	33,562	29,527

Operating income	30,819	8,888	49,581	29,031

Other income (expense):
Interest income	1,044	228	1,794	509
Interest expense	(442)	(445)	(883)	(2,307)
Other, net	(23)	(17)	(51)	(67)

	579	(234)	860	(1,865)

Income before income taxes	31,398	8,654	50,441	27,166
Provision for income taxes	1,505	286	2,021	825

Net income	$29,893	$8,368	$48,420	$26,341

Basic net income per share	$1.04	$0.30	$1.70	$0.98

Diluted net income per share	$0.92	$0.28	$1.51	$0.89

Number of shares used in basic per share computations	28,834	27,526	28,549	26,892

Number of shares used in diluted per share computations	32,971	31,553	32,669	30,621

See notes to condensed consolidated financial statements.

KOMAG, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 3, 2005	January 2, 2005
ASSETS
Current assets
Cash and cash equivalents	$41,761	$26,410
Short-term investments	104,150	77,700
Accounts receivable (less allowances of $2,268 and $1,075, respectively)	92,077	79,213
Inventories	48,299	35,815
Prepaid expenses and deposits	2,927	1,815

Total current assets	289,214	220,953
Property, plant, and equipment (net of accumulated depreciation of $117,316 and $99,065, respectively)	227,110	205,642
Other assets	3,437	4,500

	$519,761	$431,095

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$58,550	$43,082
Accrued expenses and other liabilities	33,238	19,887

Total current liabilities	91,788	62,969
Long-term debt	80,500	80,500
Long-term deferred rent	1,281	—

Total liabilities	173,569	143,469

Stockholders’ equity
Common stock, $0.01 par value per share:
Authorized - 50,000 shares
Issued and outstanding - 29,825 and 28,065 shares, respectively	298	281
Additional paid-in capital	260,391	241,960
Deferred stock-based compensation	(8,393)	(91)
Retained earnings	93,896	45,476

Total stockholders’ equity	346,192	287,626

	$519,761	$431,095

See notes to condensed consolidated financial statements.

KOMAG, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	July 3, 2005	July 4, 2004
Operating Activities
Net income	$48,420	$26,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	20,747	18,448
Tax adjustment to additional paid-in capital	1,651	—
Amortization and adjustments of intangible assets	986	1,617
Stock-based compensation	2,526	370
Deferred rent	1,281	—
Non-cash interest charges	77	359
Gain on disposal of assets	(1,749)	(400)
Changes in operating assets and liabilities:
Accounts receivable, net	(12,864)	(6,365)
Inventories	(12,484)	(8,569)
Prepaid expenses and deposits	(1,112)	435
Trade accounts payable	12,460	(1,050)
Accrued expenses and other liabilities	13,351	(6,758)

Net cash provided by operating activities	73,290	24,428

Investing Activities
Acquisition of property, plant, and equipment	(40,520)	(39,222)
Purchases of short-term investments	(138,900)	(74,000)
Proceeds from short-term investments	112,450	67,850
Proceeds from disposal of property, plant, and equipment	3,062	843
Other	—	(262)

Net cash used in investing activities	(63,908)	(44,791)

Financing Activities
Payment of debt	—	(116,341)
Proceeds from the issuance of long-term debt	—	77,419
Proceeds from sale of common stock, net of issuance costs	5,969	67,693

Net cash provided by financing activities	5,969	28,771

Increase in cash and cash equivalents	15,351	8,408
Cash and cash equivalents at beginning of period	26,410	27,208

Cash and cash equivalents at end of period	$41,761	$35,616

See notes to condensed consolidated financial statements

KOMAG, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 3, 2005
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements include the accounts of Komag, Incorporated, a Delaware corporation (the Company), and its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. While the financial information furnished is unaudited, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the condensed consolidated financial position, operating results, and cash flows for the periods presented, have been included. Operating results for the six months ended July 3, 2005, are not necessarily indicative of the results that may be expected for the year ending January 1, 2006. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended January 2, 2005, which are included in the Company’s Annual Report on Form 10-K.
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
     Fiscal Year: The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The Company’s 2005 fiscal year will include 52 weeks. Accordingly, the Company’s three-month and six-month reporting periods ended July 3, 2005, included 13 weeks and 26 weeks, respectively. Because the Company’s 2004 fiscal year included 53 weeks, its three-month and six-month reporting periods ended July 4, 2004, included 13 weeks and 27 weeks, respectively.
     Reclassification: Certain amounts in fiscal 2004 as reported on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation. The Company reclassified $77.7 million in auction rate securities from cash and cash equivalents to short-term investments on the condensed Consolidated Balance Sheet as of January 2, 2005. The Company also reclassified $49.0 million and $42.9 million in auction rate securities from cash and cash equivalents to short-term investments as of July 4, 2004 and December 28, 2003, respectively, which decreased cash flows from investing activities by $6.1 million in the condensed consolidated cash flows for the six months ended July 4, 2004. The reclassification to short-term investments is based on the latest interpretation of cash equivalents pursuant to Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 95, Statement of Cash Flows.
     Cash and Cash Equivalents: The Company considers as a cash equivalent any bank deposit, money market investments and any highly-liquid investment that mature within three months of its purchase date.
     Short-Term Investments: The Company invests its excess cash in high-quality, short-term debt instruments and auction rate preferred securities (which the Company rolls over every three months or less). Interest and dividends on the investments are included in interest income. The cost of the Company’s investments approximates fair value.
     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following (in thousands):

	July 3, 2005	January 2, 2005

Raw materials	$31,562	$20,647
Work in process	7,965	7,785
Finished goods	8,772	7,383

	$48,299	$35,815

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
     In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123, the Company provides pro forma disclosure of the effect on net income and earnings per share had the fair value method, as prescribed by SFAS 123, been used.

     The following table reflects the effect on the Company’s net income and income per share had the fair value method been applied to all outstanding and unvested awards. The table is in thousands, except per share data.

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004

Net income, as reported	$29,893	$8,368	$48,420	$26,341
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,685	135	2,526	370
Deduct: Stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,350)	(925)	(3,916)	(1,912)

Pro forma net income	$29,228	$7,578	$47,030	$24,799

Net income per share:
Basic — as reported	$1.04	$0.30	$1.70	$0.98

Diluted — as reported	$0.92	$0.28	$1.51	$0.89

Basic — pro forma	$1.01	$0.28	$1.65	$0.92

Diluted — pro forma	$0.90	$0.25	$1.47	$0.84

     For pro forma disclosure purposes, the Company used the Black-Scholes option pricing model to estimate the fair value of each option and stock purchase right grant on the date of grant.
     The Company used the following assumptions to estimate the fair value of option grants in the first and second quarters of 2005 and 2004: risk-free interest rates of 4.04% and 3.64%, respectively, for 2005, and 2.46% and 3.70%, respectively, for 2004; volatility factors of the expected market price of the Company’s common stock of 71.83% and 70.67%, respectively, for 2005, and 82.6% and 82.7%, respectively, for 2004; and a weighted-average expected option life of 4.0 years. The weighted-average fair value of options granted during the first and second quarters of 2005 and 2004 was $11.43 and $13.04, respectively, for 2005, and $11.58 and $8.34, respectively, for 2004.
     The Company used the following assumptions to estimate the fair value of employee purchase rights under the Amended and Restated 2002 Employee Stock Purchase Plan (ESPP) for the first quarter of 2005 and the first and second quarters of 2004: risk-free interest rates of 1.68% for 2005, and 1.00% and 1.49%, respectively, for 2004; volatility factors of 50.8% for 2005, and 73.5% and 70.9%, respectively, for 2004: and weighted-average expected purchase rights lives of six months. The ESPP was terminated, and the last purchase period was in February 2005. Therefore, no common stock was issued under the ESPP in the second quarter of 2005.
     Because the Company does not pay dividends, there was no dividend yield included in the pro forma disclosure calculation.
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R is a revision of SFAS 123, which addresses financial accounting and reporting for costs associated with stock-based compensation. SFAS 123 addresses all forms of share-based payment (SBP) awards, including shares issued under employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. SFAS 123R requires the Company to adopt the new accounting provisions beginning in its first quarter of 2006, and applies to all outstanding and unvested SBP awards at the Company’s adoption date. The Company is allowed to select one of two alternative transition methods — each having different reporting implications. On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) on SFAS 123R to assist preparers by simplifying some of the implementation challenges of SFAS 123R. The Company has not completed its evaluation or determined the impact of adopting SFAS 123R. However, we expect the adoption to have a significant impact on our net income and net income per share.
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
     The following table sets forth the computation of net income per share. The table is in thousands, except per share amounts.

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004

Numerator for basic net income per share:
Net income as reported	$29,893	$8,368	$48,420	$26,341

Numerator for diluted net income per share:
Net income as reported	$29,893	$8,368	$48,420	$26,341
Interest adjustment related to contigently convertible debt	442	445	883	773

	$30,335	$8,813	$49,303	$27,114

Denominator for basic income per share:
Weighted average shares	28,834	27,526	28,549	26,892

Denominator for diluted income per share:
Weighted average shares	28,834	27,526	28,549	26,892
Effect of dilutive securities:
Contingently convertible shares under convertible debt	3,049	3,049	3,049	2,565
Stock options	598	442	560	550
Warrants	303	331	395	408
Stock purchase rights	187	205	116	206

	32,971	31,553	32,669	30,621

Basic net income per share	$1.04	$0.30	$1.70	$0.98

Diluted net income per share	$0.92	$0.28	$1.51	$0.89

     Incremental common shares attributable to outstanding common stock options (assuming proceeds would be used to purchase treasury stock) of zero and 15,661 for the three-month and six-month periods ended July 3, 2005, respectively, and 329,323 and 201,989 for the three- month and six-month periods ended July 4, 2004, respectively, were not included in the diluted net income per share computation because the effect would have been anti-dilutive.
     In January 2004, the Company issued $80.5 million of 2.0% Convertible Subordinated Notes (the Notes). The Notes are convertible, under certain circumstances, into shares of the Company’s common stock at an initial conversion price of $26.40, or approximately 3,049,000 shares. In October 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-08, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share. This consensus, which became effective in the fourth quarter of 2004, requires the Company to include these additional shares in its calculation of diluted earnings per share as of the date of issuance of the Notes (the first quarter of 2004). Accordingly, these shares have been included in the Company’s diluted earnings per share calculations for the first and second quarters of 2005 and 2004. Therefore, diluted net income per share has been adjusted for the three-month and six-month periods ended July 4, 2004, to $0.28 and $0.89, respectively, from $0.29 and $0.94, respectively.
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

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006.
Note 2. Concentration of Customer, Supplier, and Geographic Risk
     The following table reflects the percentage of the Company’s revenue by major customer:

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004

Maxtor Corporation	30%	50%	32%	48%
Hitachi Global Storage Technologies	25%	30%	25%	25%
Seagate Technology	21%	8%	18%	8%
Western Digital Corporation	19%	6%	19%	14%
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
     A majority of the Company’s long-lived assets is located at its Malaysian manufacturing facilities. These assets totaled $212.4 million as of July 3, 2005, and $190.0 million as of January 2, 2005. The majority of the Company’s sales are for product delivered to manufacturing facilities located in Asia.
Note 3. Income Taxes
     The Company’s estimated annual effective income tax rate for 2005 is 4.0% and reflects income tax expenses related to the Company’s U.S. and international operations. The Company’s estimated annual effective tax rate for 2004 was approximately 3.0%.
     The Company’s Malaysian manufacturing facilities are covered by tax holidays with varying expiration dates. In July 2005, the Malaysian government agreed to reset the expiration dates of the various tax holidays to December 2006 and approved a new, 10-year tax holiday covering all of our Malaysian operations. The new tax holiday commences in January 2007 and expires in December 2016.

     In the first quarter and second quarter of 2005 and the first quarter of 2004, the Company utilized deferred tax assets generated prior to the Company’s emergence from chapter 11 bankruptcy in 2002. The Company provided a full valuation allowance against all tax assets; therefore, upon utilization of those pre-emergence deferred tax assets, the Company first reduced intangible assets and then credited additional paid-in capital for $1.7 million in 2005. Future benefits from those previously fully reserved assets will be credited to additional paid-in capital.
Note 4. Accrued Expenses and Other Liabilities
     The following table summarizes accrued expenses and other liabilities balances at July 3, 2005 and January 2, 2005 (in thousands):

	July 3, 2005	January 2, 2005

Accrued compensation and benefits	$17,815	$15,777
Customer advance	12,500	—
Other liabilities	2,923	4,110

	$33,238	$19,887

     In June 2005, the Company entered into a volume purchase agreement (VPA) with a major customer. The VPA was subsequently amended in July 2005. The VPA requires that the Company supply and the customer purchase certain specified media volumes and that the Company supply media from existing and new production capacity to meet such purchase requirements, subject to certain exceptions and grace periods. The Company’s supply obligations and the customer’s purchase obligations under the VPA are for an initial period of eighteen months after the Company has commenced full capacity production from its new capacity, subject to certain extension and renewal periods. Under the VPA, the customer is obligated to pay the Company certain advances which cover future purchases of media from the Company.
Note 5. Deferred Rent
     In December 2004, the Company signed a second amendment to its lease on its headquarter facility, which became effective in January 2005. The second amendment to the lease agreement included scheduled rent increases. The Company recognizes lease obligations with scheduled rent increases over the term of the lease on a straight-line basis in accordance with FASB Technical Bulletin 85-3 Accounting for Operating Leases with Scheduled Rent Increases. Accordingly, the total amount of base rentals over the term of the lease for the Company's headquarter facility is charged to expense on a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability.
Note 6. Stock Purchase Rights
     In the first half of 2005, the Company issued a total of 508,610 stock purchase rights with an exercise price of $0.01. The vesting for the stock purchase rights grants is one-third at the end of each of the first three anniversaries of the date of grant, subject to the employee, non-employee board member, or consultant continuing to be a service provider of the Company on each such date. In the first half of 2005, the Company recorded $10.7 million of deferred stock-based compensation, which is being amortized to expense ratably over the vesting period.
Note 7. Subsequent Events
     Supply Agreements. In July 2005, the Company entered into supply agreements with two major customers. Each agreement requires the Company to supply to the customer certain specified media volumes and that the Company supply such media from existing and new production capacity, subject to certain exceptions. These agreements expire in 2008 and 2009. Under each agreement the customer is required to make certain advances covering future purchases of media from the Company. Copies of these agreements will be filed on the Company’s quarterly report for the period ending October 2, 2005.
     Employment Agreements. In August 2005, the Company entered into Executive Employment Agreements (collectively referred to as the “Agreements”) with the following executive officers: Kathleen A. Bayless, William G. Hammack, Kamran Honardoost, Kheng Huat Oung, Ray L. Martin, Peter S. Norris, Michael A. Russak, Thian Hoo Tan and Tsutomo T. Yamashita. The prior employment agreements between Komag and its executive officers expired by their terms on July 16, 2005.
     The Agreements specify base salary compensation for each officer, a term of employment of two years, benefits and certain other severance benefits described below, subject to compliance with various terms and conditions, including the execution of a release of claims. The Agreements also include non-solicitation obligations of the executive officers.
     The Agreements provide that if an executive officer’s employment terminates other than voluntarily or for “cause” prior to a “change in control” (as such terms are defined in the Agreements) or more than six months following a change in control, the executive officer will receive a severance amount equal to twelve (12) months of base salary, except that Mr. Tan will receive a severance amount equal to twenty-four (24) months of base salary. The executive officers will also receive accelerated vesting of a portion of outstanding and unvested non-qualified stock options and restricted stock.
     In addition, the Agreements provide the same severance payments referred to in the preceding paragraph, plus an additional cash severance payment based on target incentive bonus amounts and acceleration of any outstanding and unvested stock options and restricted stock, if the executive officer’s employment is terminated other than voluntarily or for cause within six months of a change of control.

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

Results of Operations
Overview
     Komag, Incorporated was incorporated in Delaware in 1983. We are headquartered in San Jose, California. All of our manufacturing facilities are in Malaysia.
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
     A majority of our revenue, expense, and capital purchasing activities is transacted in U.S. dollars. However, a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit). On July 21, 2005, Malaysia removed its currency peg to the U.S. dollar in favor of a managed float system. Changes in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases.
     Our three-month and six-month reporting periods ended July 3, 2005 included 13 weeks and 26 weeks, respectively. Because our 2004 fiscal year contained 53 weeks, our three-month and six-month reporting periods ended July 4, 2004 included 13 weeks and 27 weeks, respectively.
Net Sales
     Consolidated net sales of $172.7 million in the second quarter of 2005 were 70.8% higher compared to $101.1 million in the second quarter of 2004. Finished unit sales increased to 27.6 million in the second quarter of 2005 from 15.1 million in the second quarter of 2004. The volume increase was partially offset by a decline in the finished unit average selling price.
     Other disk sales in the second quarter of 2005 were $20.1 million, compared to $13.4 million in the second quarter of 2004.

     Consolidated net sales in the first half of 2005 increased by $88.3 million, to $313.0 million from $224.7 million in the first half of 2004. Our sales volume increased by 45%, to 49.9 million units in the first half of 2005 from 34.3 million units in the first half of 2004. The volume increase was partially offset by a decline in the finished unit average selling price.
     Other disk sales in the first half of 2005 were $37.5 million, compared to $23.0 million in the first half of 2004.
     The finished unit shipment and other disk sales increase in the first half of 2005 compared to the same period in 2004 resulted from an overall improvement in industry conditions, which resulted in a significant increase in our customers’ demand. The decline in the finished unit average selling price in the first half of 2005 compared to the same period in 2004 primarily reflected the a higher mix of more mature product offerings in the current year period.
     In the second quarter of 2005, sales to Maxtor Corporation (Maxtor), Hitachi Global Storage Technologies (HGST), Seagate Technology (Seagate), and Western Digital Corporation (Western Digital) accounted for 30%, 25%, 21%, and 19%, respectively, of our revenue. In the second quarter of 2004, sales to Maxtor, HGST, Seagate, and Western Digital accounted for 50%, 30%, 8%, and 6% respectively, of our revenue. We expect to continue to derive a substantial portion of our sales from these customers.
     Sales of 100GB and above per platter disks increased to 20% of net sales in the second quarter of 2005, compared to 2% in the same period of 2004. The increase reflected the continued customer migration to higher storage densities.
     Finished disk shipments for desktop and consumer applications together represented 93% of our second quarter of 2005 unit shipment volume. The remaining finished disk shipments in the second quarter of 2005 were disks for high-end server (enterprise) drives.
     Overall demand remains very strong entering the traditionally seasonally strong second half of the year. As we are currently operating at full manufacturing capacity, we expect revenue in the third quarter of 2005 to be similar to the second quarter of 2005.
Gross Profit
     For the second quarter of 2005, we achieved a gross profit percentage of 27.8% compared to a gross profit percentage of 21.4% for the second quarter of 2004, a 6.4-point increase. Improved manufacturing yields and the economies of scale associated with higher sales and production volumes accounted for 10.4 point of the gross profit percentage increase in the second quarter of 2005. This was offset by a decline in the finished unit average selling price, which accounted for a 4.0-point reduction in the gross profit percentage in the second quarter of 2005.
     For the first half of 2005, we achieved a gross profit percentage of 26.6% compared to a gross profit percentage of 26.1% for the first half of 2004, a 0.5-point increase. Improved manufacturing yields and the economies of scale associated with higher sales and production volumes accounted for 5.2 point of the gross profit percentage increase in the first half of 2005. This was offset by a decline in the finished unit average selling prices, which accounted for a 4.7-point reduction in the gross profit percentage in the second half of 2005.
     As we are currently operating at full manufacturing capacity, we expect variable and fixed manufacturing costs per unit in the third quarter of 2005 to be similar to the second quarter of 2005, excluding fluctuations in the exchange rate for the Malaysian ringgit.
Research, Development, and Engineering Expenses
     Research, development and engineering (R&D) expenses of $12.8 million in the second quarter of 2005 were $3.8 million higher than the $9.0 million in the second quarter of 2004. The increase primarily reflected higher incentive compensation expense under the Company’s incentive compensation plans, deferred stock-based compensation expense, and higher headcount related expense.
     R&D expenses of $24.0 million in the first half of 2005 were $3.3 million higher than the $20.7 million in the first half of 2004. The increase primarily reflected higher incentive compensation expense, deferred stock-based compensation expense, and higher headcount related expense.
     We expect R&D spending in the third quarter of 2005 to remain at a similar percentage of sales as in the second quarter of 2005.
     Selling, General, and Administrative Expenses
     Selling, general and administrative (SG&A) expenses of $5.8 million in the second quarter of 2005 were $1.9 million higher compared to the $3.9 million incurred in the second quarter of 2004. The increase primarily reflected higher incentive compensation expense, higher deferred stock-based compensation expense, and higher headcount related expense.
     SG&A expenses of $11.3 million in the first half of 2005 were $2.0 million higher compared to the $9.3 million incurred in the first half of 2004. The increase primarily reflected higher incentive compensation expense, higher deferred stock-based compensation expense, and higher headcount related expense.
     We expect SG&A spending in the third quarter of 2005 to remain at a similar percentage of sales as in the second quarter of 2005.
Interest Expense
     Interest expense in the second quarter of 2005 and 2004 was $0.4 million, and reflected interest on our $80.5 million, 2% Convertible Subordinated Notes, which were issued on January 28, 2004.

     Interest expense in the first half of 2005 was $0.9 million, and reflected interest on our 2% Convertible Subordinated Notes. Interest expense in the first half of 2004 was $2.3 million, and included $1.6 million of interest on the Senior Secured Notes and certain promissory notes, and $0.7 million of interest expense on our 2% Convertible Subordinate Notes. The Senior Secured Notes and promissory notes were redeemed in full, including accrued interest, in February 2004. There was no gain or loss on the redemption, and there were no unamortized debt issuance costs.
Income Taxes
     Our estimated annual effective income tax rate for 2005 is 4.0% and reflects tax expenses related to our U.S. and international operations. In the second quarter of 2004, our estimated annual effective income tax rate for 2004 was approximately 3.0%.
     Our manufacturing facilities, which are located in Malaysia, have been granted various tax holidays with varying expiration dates. In July 2005, the Malaysian government agreed to reset the expiration dates of the existing tax holidays to December 2006 and approved a new, 10-year tax holiday covering all of our Malaysian operations. The new tax holiday commences in January 2007 and expires in December 2016.
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
     There were no significant changes from prior year estimates in the first half of 2005.
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
     There were no impairments of long-lived assets in the first half of 2005.
Inventory Obsolescence
     Our policy is to provide for inventory obsolescence based upon an estimated obsolescence percentage applied to the inventory based on age, historical trends, and requirements to support forecasted sales. In addition, and as necessary, we may provide additional charges for future known or anticipated events.
     There were no significant changes from prior year estimates in the first half of 2005.
Liquidity and Capital Resources
     Cash, cash equivalents, and short-term investments of $145.9 million at the end of the second quarter of 2005 increased by $41.8 million from the end of the 2004 fiscal year. The increase primarily reflected a $73.3 million increase resulting from consolidated operating activities, $5.9 million in proceeds from the sale of common stock, and $3.1 million in proceeds from idle equipment sales, offset by $40.5 million of spending on property, plant, and equipment.
     On July 21, 2005, Malaysia removed its currency peg to the U.S. dollar in favor of a managed float system. As of July 22, 2005, we held approximately $48.4 million (Malaysian ringgit 183.9 million) of cash and cash equivalents that were denominated in Malaysian ringgit.
     Consolidated operating activities generated $73.3 million in cash in the first six months of 2005. The primary components of this change include the following:
•	net income of $48.4 million, net of non-cash depreciation and amortization of property, plant and equipment of $20.7 million and other non-cash charges and gains of $4.8 million;
•	an accounts receivable increase of $12.9 million primarily due to an increase in sales during the first six months of 2005 compared to the first six months of 2004;

•	an inventory increase of $12.5 million;

•	a prepaid expense increase of $1.1 million primarily due to the payment of insurance premiums;

•	an accounts payable increase of $12.5 million related to increased inventory and higher capital spending; and

•	an accrued expenses and other liabilities decrease of $13.4 million, which primarily reflected the receipt of a customer advance.
     Our total capital spending in the first six months of 2005 was $40.5 million, which included capital expenditures to increase our substrate and finished disk capacity, to improve our equipment capability for the manufacture of advanced products, and for projects designed to improve yield and productivity. There are no non-cancelable capital commitments as of July 3, 2005. For the remainder of 2005, we plan to spend approximately $163.0 million on property, plant, and equipment in order to increase our finished disk and related substrate capacity and continue to ramp new production processes. We expect to fund this capital spending with cash from operations and customer advances.
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
     We have a Malaysian ringgit 12.5 million (approximately $3.3 million) bank guarantee. There is no expiration date on the bank guarantee. No interest will be charged on the bank guarantee, but there is a commission of 0.05% on the amount of bank guarantee utilized. As of July 3, 2005, there were no liabilities outstanding related to this bank guarantee.
     We have Malaysian ringgit 6.0 million (approximately $1.6 million) stand-by letters of credit (LOC), which expire on various dates from September 30, 2005 through January 15, 2006. The LOC are secured by fixed deposits of Malaysian ringgit 6.0 million.

     We lease our research and administrative facility in San Jose, California under an operating lease, which expires in 2014. Additionally, we lease certain equipment under operating leases. These leases expire on various dates through 2008. We have no capital leases. At July 3, 2005, our long-term debt obligations, operating lease obligations, and unconditional purchase obligations were as follows (in thousands):

	Remainder
	of
	2005	2006	2007	2008	2009	Thereafter	Total
Long-Term Debt Obligations	$—	$—	$—	$—	$—	$80,500	$80,500
Operating Lease Obligations	67	2,076	2,049	2,042	3,144	16,383	25,761
Unconditional Purchase Obligations (1)	6,767	1,283	1,146	1,146	1,146	3,440	14,928

Total Contractual Cash Obligations	$6,834	$3,359	$3,195	$3,188	$4,290	$100,323	$121,189

(1)	Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding, and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable pricing provisions; and the approximate timing of the transactions. The amounts are based on our contractual commitments.

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
     The market for our products depends on economic conditions affecting the disk drive manufacturing and related markets. Our products are incorporated into disk drives manufactured by our customers for the desktop personal computer market as well as the enterprise storage systems market and electronic device market. Because of the concentration of our products in the disk drive market, which we expect to continue, our business is linked to the success of this market. The disk drive market has historically been seasonal and cyclical, and has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for disks and pricing pressures. It is very difficult to achieve and maintain profitability and revenue growth in the disk drive industry because the average selling price of a disk drive rapidly declines over its commercial life as a result of technological enhancement and increases in supply. The effect of these cycles on suppliers has been magnified by disk drive manufacturers’ practice of ordering components, including disks, in excess of their needs during periods of rapid growth, thereby increasing the severity of the drop in the demand for components during periods of reduced growth or contraction. Accordingly, downturns in the disk drive market may cause disk drive manufacturers to delay or cancel projects, reduce their production, or reduce or cancel orders for our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, pricing pressures, and unused capacity, causing us to realize lower revenues and margins and causing our operating results to suffer. For example, in the fourth quarter of fiscal year 2003, disk drive manufacturers appear to have overbuilt product, which resulted in an excess of supply of disk drives that was not fully corrected until approximately the third quarter of fiscal year 2004. Due to these factors, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. This increases the chances that our results could diverge from the expectations of investors and analysts, which could make our stock price more volatile.

We are in the process of significantly increasing the scope of our manufacturing operations in Malaysia, and if we fail to successfully manage and integrate our expanding operations, we may be unable to exploit potential market opportunities, which would materially and adversely affect our business.
     We are in the process of significantly increasing the scope of our manufacturing operations in Malaysia. We are in the process of expanding our manufacturing capacity by approximately four million disks per quarter to 31 million disks per quarter, which we plan to achieve by the end of the first quarter of 2006. We expect to expand further our capacity to 40 million units per quarter by the end of 2006. We are expanding our capacity as a result of commitments we have made to certain customers pursuant to strategic supply agreements. In the event we do not increase our capacity as planned on a timely basis, we could lose significant future orders from major customers. In the event we are successful in expanding our manufacturing capacity as planned, there can be no assurance we will receive sufficient orders to utilize our additional capacity. In addition, the utilization of our expanded capacity is dependent on our obtaining sufficient operating supplies and raw materials from our limited and sole source suppliers to accommodate the increased capacity. We do not have binding commitments from these limited and sole source suppliers to provide sufficient supplies and raw materials to fully utilize the additional capacity.
     Addressing the challenges of our capacity expansion requires, and will continue to require, substantial management attention and financial resources. We expect to fund our expansion efforts with cash from operations and customer advances. In the event that our expansion efforts require additional funding, or if we have insufficient resources to fund our expansion efforts, we may need to seek additional capital, which may not be available on favorable terms, or at all. If we are unable to successfully develop and integrate our expanded manufacturing operations in Malaysia in a timely and effective manner, our business could be materially and adversely affected.
If our production capacity is underutilized, our gross margin will be adversely affected and we could sustain significant losses.
     Our business is characterized by high fixed overhead costs including expensive plant facilities and production equipment. Our per-unit costs and our gross profit are significantly affected by the number of units we produce and the amount of our production capacity that we utilize. In the third quarter of 2004, we completed the installation of additional equipment, which increased our production capacity from approximately 20 million disks a quarter to approximately 24 million disks a quarter. Our finished disk shipments were below this capacity level in the third quarter and fourth quarter of 2004. In the first six months of 2005, we increased our capacity to approximately 27 million disks a quarter. We are currently in the process of expanding our capacity by approximately four million disks a quarter to 31 million disks per quarter, which we plan to achieve by the end of the first quarter of 2006 and expect to further expand our capacity to 40 million units per quarter by the end of 2006. If we are unable to utilize our expanded capacity, we may be unable to increase or sustain our gross margins.

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
     In the third quarter of 2004, we completed the installation of additional equipment, which increased our production capacity to approximately 24 million disks a quarter. In the first six months of 2005, we increased our capacity to approximately 27 million disks per quarter, and we are currently operating at full manufacturing capacity. Based on very strong demand that currently exceeds our manufacturing capacity and expected continuing strong overall market growth, we are in the process of expanding our capacity by approximately four million disks per quarter. We expect initial incremental capacity from this expansion in the fourth quarter of 2005 and total capacity of approximately 31 million disks per quarter by the end of the first quarter of 2006. Additionally, we plan to expand further our capacity during 2006 at our current manufacturing sites in Malaysia, in an attempt to keep up with the growing demand for media. This further additional capacity is expected to be available beginning in the second quarter of 2006 with total capacity of approximately 40 million disks per quarter by the end of 2006. If demand for our products at any point in time were to exceed significantly our capacity levels, we may not be able to satisfy the increased demand. To increase further our production capacity to meet significant increases in demand for our disks beyond the expansion in process, if needed, we would be required to expand further our existing facilities, construct new facilities, or acquire entities with additional production capacities. These alternatives would require significant capital investments by us and may require us to seek additional equity or debt financing. There can be no assurance that such financing would be available to us when needed on acceptable terms, or at all. If we were unable to expand capacity on a timely basis to meet increases in demand, we could lose market opportunities for sales, and our market share could decline. Further, we cannot assure you that the increased demand for our disk products would continue for a sufficient period of time to recoup our capital investments associated with increasing our production capacity.
Our customer supply agreements with several of our major customers require us to meet certain production demands and volume goals, and if we fail to successfully perform under these agreements, we may incur substantial costs and expenses, and our business could be materially and adversely affected.
     We have entered into strategic supply agreements and arrangements with several of our major customers that require us to meet certain production demands and volume goals. Pursuant to these agreements, monies have been advanced to us to help fund the expansion of our capacity, and if we fail to meet the agreed upon volume goals, we may need to refund some of our customer advances. Even if we succeed in expanding our production capacity in a timely and effective manner as required by our contractual obligations, there can be no assurance that we will meet the product specifications or timetables required by our customers for delivery. In addition, forecast modifications or cancellations by our customers under our customer agreements may result in underutilization of our production capacity, which could result in equipment write-offs, restructuring charges, and employee layoffs. Moreover, certain of our customer agreements include expanded indemnification obligations. Our inability to successfully and competently perform our obligations under our agreements may cause us to incur substantial costs and expenses, and would have an adverse effect on our business, results of operations and financial condition.
We receive a large percentage of our net sales from only a few disk drive manufacturing customers, the loss of any of which would adversely affect our sales.
     We sell most of our products to a limited number of customers. Our customers are disk drive manufacturers. A relatively small number of disk drive manufacturers dominates the disk drive market. According to Dataquest, four of these manufacturers (HGST, Maxtor, Seagate, and Western Digital) accounted for approximately 80% of worldwide hard disk drive sales in 2004. Accordingly, we expect that the success of our business will continue to depend on a limited number of customers that have comparatively strong bargaining power in negotiating contracts with us.
     In the first six months of 2005, 32% of our net sales were to Maxtor, 25% were to HGST, 19% were to Western Digital, and 18% were to Seagate. In 2004, 48% of our net sales were to Maxtor, 25% were to HGST, 14% were to Western Digital, and 8% were to Seagate. If any one of our significant customers reduces its disk requirements, cancels existing orders or develops or expands capacity to produce its own disks, and we are unable to replace these orders with sales to new customers, our sales would be reduced and our business, financial condition, and operating results would suffer. Our ability to maintain strong relationships with our significant customers is essential to our future performance. Mergers, acquisitions, consolidations, or other significant transactions involving our significant customers may adversely affect our business and operating results.
Because we depend on a limited number of suppliers, if our suppliers experience capacity constraints or production failures, our production, operating results and growth potential could be harmed.
     We rely on a limited number of suppliers for some of the materials and equipment used in our manufacturing processes, including aluminum blanks, aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. For example, Kobe Steel, Ltd. is our sole supplier of aluminum substrate blanks, which is a fundamental component in producing our disks. Further, as a result of current increased worldwide demand, the supply of sputtering target materials is constrained, resulting in longer lead times and product allocation from certain suppliers. We rely on a single supplier, Heraeus Incorporated, for a substantial quantity of our sputtering target requirements. In addition, we also rely on OMG Fidelity, Inc. for supplies of nickel plating solutions. The supplier base has been weakened by the poor financial condition of the industry in recent years, and some suppliers have exited the business. Additionally, the increasing demand for many of these materials provides our sole-source suppliers with additional bargaining power. Our production capacity would be limited if one or more of these materials were to become unavailable or available in reduced quantities, or if we were unable to find alternative suppliers. If our sources of materials and supplies were limited or unavailable for a significant period of time or the costs of such materials were to increase, our production, operating results, and ability to grow our business could be adversely affected. We cannot assure you that we will be able to obtain adequate supplies of critical components in a timely and economic manner, or at all. The success of our products also depends on our ability to effectively integrate parts and components that use leading-edge technology. If we are unable to successfully manage the integration of parts obtained from third party suppliers, our business, financial condition and operating results could suffer.
Changes in the accounting treatment of stock-based awards may adversely affect our reported results of operations.
     In December 2004, the FASB issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R is currently expected to be effective for Komag beginning in the first quarter of 2006. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values and does not permit pro forma disclosure as an alternative to financial statement recognition. The adoption of the SFAS 123R fair value method may have a significant adverse impact on our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings. The impact of our adoption of SFAS 123R cannot be predicted at this time because that will depend in part on the future fair values and number of share-based payments granted in the future. However, we expect the adoption to have a significant impact on our net income and net income per share.
Price competition may force us to lower our prices, causing our gross margin to suffer.
     We face significant price competition in the disk industry, even during periods when demand is stable. High levels of competition have historically put downward pressure on unit prices. Additionally, the average selling price of disks and disk drives rapidly declines over their commercial life as a result of technological enhancements, productivity improvements and industry supply increases. We may be forced to lower our prices or add new products and features at lower prices to remain competitive, and we may otherwise be unable to introduce new products at higher prices. We cannot be assured that we will be able to compete successfully in this kind of price competitive environment. Lower prices would reduce our ability to generate sales, and our gross margin would suffer. If we fail to mitigate the effect of these pressures through increased sales volume or changing our product mix, our net sales and gross margin could be adversely affected. Price declines are also affected by any imbalances between demand and supply. For most of 2002, as in the several years prior, disk supply exceeded demand. As independent suppliers like us struggled to utilize their capacity, the excess disk supply caused average selling prices for disks to decline. Supply and demand conditions have improved since 2002, resulting in a more stable pricing environment. Supply and demand factors and industry-wide competition could adjust in the future and force disk prices down, which, in turn, would put pressure on our gross margin.
     Increasing competition could reduce the demand for our products and/or the prices of our products as a result of the introduction of technologically better and cheaper products, which could reduce our revenues. In addition, new competitors could emerge and rapidly capture market share. If we fail to compete successfully against current or future competitors, our business, financial condition and operating results will suffer.
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
     Additionally, because a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit), we are particularly sensitive to any change in the foreign currency exchange rate for the ringgit. For approximately the last seven years, the exchange rate between the ringgit and the U.S. dollar has been pegged at 3.8 ringgits to one U.S. dollar by the Malaysian government. On July 21, 2005, Malaysia removed its currency peg to the U.S. dollar in favor of a managed float system. The change in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. In the first six months of 2005, our spending on payroll, manufacturing, and operating expenses, and raw materials and capital purchases that were denominated in ringgit was approximately $91.0 million. Additionally, in the first six months of 2005, we paid approximately $37.0 million U.S. dollars to a Malaysian supplier for raw materials purchases, based on a cost plus a percentage arrangement. This Malaysian supplier incurs certain costs that are denominated in ringgit; therefore, any change in the valuation of the ringgit could materially impact the cost per unit we pay for such raw materials.
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
     If we do not effectively manage the risks associated with international operations and sales, our business, financial condition and operating results could suffer.

If we are unable to perform successfully in the highly competitive and increasingly concentrated disk industry, we may not be able to maintain or gain additional market share, and our operating results would be harmed.
     The market for our products is highly competitive, and we expect competition to continue in the future. Competitors in the thin-film media industry fall primarily into two groups: Asian-based independent disk manufacturers, and captive disk manufacturers. Our major Asian-based independent competitors include Fuji Electric, Hoya, and Showa Denko (of which Trace Storage Technology became a part in mid-2004). The captive disk manufacturers who produce thin-film media internally for their own use include HGST, Maxtor, and Seagate. Many of these competitors have greater financial resources than we have, which could allow them to adjust to fluctuating market conditions better than we. Further, they may have greater technical and manufacturing resources, more extensive name recognition, more marketing power, a broader array of product lines and preferred vendor status. To the extent our competitors continue to consolidate and achieve greater economies of scale, we will face additional competitive challenges. Our competitors may also lower their product prices to gain market share, sell their products with other products to increase demand for their products, develop new technology which would significantly reduce the cost of their products, or offer more products than we do and therefore enter into agreements with customers to supply their products as part of a larger supply agreement. If we are not able to compete successfully in the future, we would not be able to gain additional market share for our products, or we may lose our existing market share, and our operating results could be harmed.
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
     Our products primarily serve the 3 1/2-inch disk drive market where product performance, consistent quality, price, and availability are of great competitive importance. Advances in disk drive technology require continually lower flying heights and higher areal density. Until recently, areal density was roughly doubling from year-to-year and even today continues to increase rapidly, requiring significant improvement in every aspect of disk design. These advances require substantial on-going process and technology development. New process technologies, including SAF and PMR, must support cost-effective, high-volume production of disks that meet these ever-advancing customer requirements for enhanced magnetic recording performance. We may not be able to develop and implement these technologies in a timely manner in order to compete effectively against our competitors’ products or entirely new data storage technologies. In addition, we must transfer our technology from our U.S.-based research and development center to our Malaysian manufacturing operations.
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
     Our finished disks are manufactured primarily from aluminum substrates, which are the primary substrate used in desktop PC and enterprise applications. Some disk manufacturers emphasize the use of glass as a basis for the manufacture of their disks to primarily serve the mobile PC market and certain other consumer applications. These applications are expected to achieve significant growth in the near future. To the extent glass-based applications were to achieve significant growth in the market place, we may lose market share if we were unable to move rapidly to produce glass-based disks to address the demand.
If we are not able to attract and retain key personnel, our operations could be harmed.
     Our future success depends on the continued service of our executive officers, our highly-skilled research, development, and engineering team, our manufacturing team, and our key administrative, sales and marketing, and support personnel, many of whom would be extremely difficult to replace. Acquiring and retaining talented personnel who possess the advanced skills we require has been difficult, particularly at our Malaysian manufacturing facilities where there is high growth in the marketplace We may not be able to attract, assimilate, or retain highly-qualified personnel to maintain the capabilities that are necessary to compete effectively. Further, we do not have key person life insurance on any of our key personnel. If we are unable to retain existing or hire key personnel, our business, financial condition, and operating results could be harmed.

If we do not protect our patents and other intellectual property rights, our revenues could suffer.
     Our protection of our intellectual property is limited. It is commonplace to protect technology through patents and other forms of intellectual property rights in technically sophisticated fields. We may not receive patents for our pending or future patent applications, and any patents that we own or that are issued to us may be invalidated, circumvented or challenged. In the disk and disk drive industries, companies and individuals have initiated actions against others in the industry to enforce intellectual property rights. Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets, and other measures, we may not be able to protect adequately our technology. In addition, we may not be able to discover significant infringements of our technology or successfully enforce our rights to our technology if we discover infringing uses by others, and such infringements could have a negative impact on our ability to compete effectively. Competitors may be able to develop similar technology and also may have or may develop intellectual property rights and enforce those rights to prevent us from using such technologies, or demand royalty payments from us in return for using such technologies. Either of these events may affect our production, which could materially reduce our revenues and harm our operating results.
We may face intellectual property infringement claims that are costly to resolve, may divert our management’s attention, and may negatively impact our operations.
     We have occasionally received, and may receive in the future, communications from third parties that assert violation of intellectual property rights alleged to cover certain of our products or manufacturing processes or equipment. We evaluate on a case-by-case basis whether it would be necessary to defend against such claims or to seek licenses to the rights referred to in such communications. We may have to litigate to enforce patents issued or licensed to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of our proprietary rights and the proprietary rights of others. Enforcing or defending our proprietary rights could be expensive and might not bring us timely and effective relief. In certain cases, we may not be able to negotiate necessary licenses on commercially reasonable terms, or at all. Also, if we have to defend such claims, we could incur significant expenses and our management’s attention could be diverted from our core business. Further, we may not be able to anticipate claims by others that we infringe on their technology or successfully defend ourselves against such claims. Any litigation resulting from such claims could have a material adverse effect on our business and financial results.
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
     We cannot forecast with certainty the impact of these and other factors on our revenues and operating results in any future period. Our expense levels are based, in part, on expectations as to future revenues. Many of our expenses are relatively fixed and difficult to reduce or modify. The fixed nature of our operating expenses will magnify any adverse effect of a decrease in revenue on our operating results. Because of these and other factors, period to period comparisons of our historical results of operations are not a good predictor of our future performance. If our future operating results are below the expectations of stock market analysts, our stock price may decline. Our ability to predict demand for our products and our financial results for current and future periods may be affected by economic conditions. This may adversely affect both our ability to adjust production volumes and expenses and our ability to provide the financial markets with forward-looking information. If our revenue levels are below expectations, our operating results are likely to suffer.
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
Terrorist attacks may adversely affect our business and operating results
     The continued threat of terrorist activity and other acts of war or hostility, including the war in Iraq, have created uncertainty in the financial and insurance markets, and have significantly increased the political, economic, and social instability in some of the geographic areas in which we operate. Acts of terrorism, either domestic or foreign, could create further uncertainties and instability. To the extent this results in disruption or delays of our manufacturing capabilities or shipments of our products, our business, operating results, and financial condition could be adversely affected.
Compliance with the rules and regulations concerning corporate governance may be costly, time-consuming, and difficult to achieve, which could harm our operating results and business.
     The Sarbanes-Oxley Act (the Act), which was signed into law in October 2002, mandates, among other things, that companies maintain rigorous corporate governance measures, and imposes comprehensive reporting and disclosure requirements. The Act also imposes increased civil and criminal penalties on a corporation, its chief executive and chief financial officers, and members of its board of directors, for securities law violations. In addition, the Nasdaq National Market, on which our common stock is traded, has adopted and is considering the adoption of additional comprehensive rules and regulations relating to corporate governance. These rules, laws, and regulations have increased the scope, complexity, and cost of our corporate governance, reporting, and disclosure practices. Because compliance with these rules, laws, and regulations is costly and time-consuming, our management’s attention could be diverted from managing our day-to-day business operations, and our operating expenses could increase. In addition, because of the inherent limitations in all financial control systems, it is possible that, in the future, a material weakness may be found in our internal controls over financial reporting, which could affect our ability to insure proper financial reporting.
     Further, our board members, Chief Executive Officer, and Chief Financial Officer face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.
In the future, we may need additional capital, which may not be available on favorable terms, or at all.
     Our business is capital intensive and we may need more capital in the future. Our future capital requirements will depend on many factors, including:
•	the rate of our sales growth;

•	the level of our profits or losses;

•	the timing and extent of our spending to expand manufacturing capacity, support facilities upgrades and product development efforts;

•	the timing and size of business or technology acquisitions;

•	the timing of introductions of new products and enhancements to our existing products; and

•	the length of product life cycles.
     If we require additional capital it is uncertain whether we will be able to obtain additional financing on favorable terms, if at all. Further, if we issue equity securities in connection with additional financing, our stockholders may experience dilution and/or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services in a timely manner, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements or may be forced to limit the number of products and services we offer, any of which could seriously harm our business.
Anti-takeover provisions in our certificate of incorporation could discourage potential acquisition proposals or delay or prevent a change of control.
     We have in place protective provisions designed to provide our board of directors with time to consider whether a hostile takeover is in our and our stockholders’ best interests. Our certificate of incorporation provides for three classes of directors. As a result, a person could not take control of the board until the third annual meeting after the closing of the takeover, since a majority of our directors will not stand for election until that third annual meeting. This provision could discourage potential acquisition proposals and could delay or prevent a change in control of the company, and also could diminish the opportunities for a holder of our common stock to participate in tender offers, including offers at a price above the then — current market price for our common stock. These provisions also may inhibit fluctuations in our stock price that could result from takeover attempts.

Risks Related to our Indebtedness

We are leveraged, and our debt obligations will continue to make us vulnerable to economic downturns.

     In the first quarter of 2004, we completed a public common stock offering of 4.0 million shares (of which 0.5 million were sold by selling stockholders) and a public $80.5 million Convertible Subordinated Notes offering. Debt service obligations arising from the offering of our Convertible Subordinated Notes could limit our ability to borrow more money for operations and implement our business strategy in the future. We will continue to be more leveraged than some of our competitors, which may place us at a competitive disadvantage because our interest and debt repayment requirements make us more susceptible to downturns in our business.
Our holding company structure makes us dependent on cash flow from our subsidiaries to meet our obligations.
     Most of our operations are conducted through, and most of our assets are held by, our subsidiaries. Therefore, we are dependent on the cash flow of our subsidiaries to meet our debt obligations. Our subsidiaries are separate legal entities that have no obligation to pay any amounts due under the Convertible Subordinated Notes, or to make any funds available therefore, whether by dividends, loans, or other payments. Our subsidiaries have not guaranteed the payment of the Convertible Subordinated Notes, and payments on the Convertible Subordinated Notes are required to be made only by us. Except to the extent we may ourselves be a creditor with recognized claims against our subsidiaries, subject to any limitations contained in our debt agreements, all claims of creditors and holders of preferred stock, if any, of our subsidiaries will have priority with respect to the assets of such subsidiaries over the claims of our creditors, including holders of the Convertible Subordinated Notes.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short-term debt instruments and auction rate preferred securities (which the Company rolls over every three months or less), which are accounted for as cash equivalents or short-term investments, depending on the period of time from the purchase date to the maturity date.
     We are exposed to foreign currency exchange rate risk. We currently do not use derivative financial instruments to hedge such risk.
     A majority of our revenue, expense, and capital purchasing activities is transacted in U.S. dollars. However, a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit). For approximately the last seven years, the exchange rate between the ringgit and the U.S. dollar has been pegged at 3.8 ringgits to one U.S. dollar by the Malaysian government. On July 21, 2005, Malaysia removed its currency peg to the U.S. dollar in favor of a managed float system. Changes in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. In the first six months of 2005, our spending on payroll, manufacturing and operating expenses, and raw materials and capital purchases that were denominated in ringgit was approximately $91.0 million. Additionally, we paid approximately $37.0 million U.S. dollars to a Malaysian supplier for raw materials purchases in the first six months of 2005, based on a cost plus a percentage arrangement. The Malaysian supplier incurs certain costs denominated in ringgit; therefore, any change in the valuation of the ringgit could impact the cost per unit we pay for such raw materials. As of July 22, 2005, we held approximately $48.4 million (Malaysian ringgit 183.9 million) of cash and cash equivalents that were denominated in Malaysian ringgit.
     We have $80.5 million in convertible subordinated notes outstanding. These notes bear interest at 2% and mature in February 2024. A hypothetical 100 basis point increase in interest rates would result in approximately $0.8 million of additional interest expense each year.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of July 3, 2005, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a — 15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner.

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
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during our second fiscal quarter ended July 3, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     Not applicable.
ITEM 2. Unregistered Sales of Equity Securities
     Not applicable.
ITEM 3. Defaults Upon Senior Securities
     Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
(a)	The Company held its annual meeting of stockholders on May 11, 2005.
(b)	The meeting included a proposal to elect the following three Class III directors: Richard A. Kashnow, Thian Hoo Tan, and Dennis P. Wolf. This proposal was submitted as Item No. 1. The other directors of the Company whose term of office continued after the meeting are Paul A. Brahe, Chris A. Eyre, Kenneth R. Swimm, David G. Takata, Harry G. Van Winkle, and Michael Lee Workman.

(c)	Other items on which stockholders voted at the meeting were:
•	Item No. 2 — a proposal to amend and restate the Company’s Amended and Restated 2002 Qualified Stock Plan to make certain Plan changes; and

•	Item No. 3 — a proposal to ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending January 1, 2006.
(d)	Shares of Common Stock voted were as follows:

		Total Vote
	Total Vote	Withheld
	For Each	From Each
	Director	Director
Item No. 1
(Election of Class III Directors)
Richard A. Kashnow	25,858,045	1,032,346
Thian Hoo Tan	25,936,449	953,942
Dennis P. Wolf	25,931,914	958,477

				Broker
	For	Against	Abstain	Non — Vote
Item No. 2
(Proposal to amend and restate the Amended and Restated 2002 Qualified Stock Plan)	18,013,136	4,805,323	8,505	4,063,427

Item No. 3
(Ratification of independent auditors)	26,801,468	82,820	6,103	—
ITEM 5. Other Information
     In August 2005, the Company entered into employment agreements with certain of its executive officers. For more information on these agreements, please refer to Note 7 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this report on Form 10-Q. The form of executive employment agreement will be filed as an exhibit to a future filing with the Securities and Exchange Commission.

ITEM 6. Exhibits
10.1	Volume Purchase Agreement dated June 6, 2005 between the Company, Komag USA (Malaysia) Sdn and Western Digital Technologies, Inc. as amended by Amendment No. 1 thereto dated July 22, 2005*

31.1	Rule 13a — 14 (a) Certification of Chief Executive Officer

31.2	Rule 13a — 14 (a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
KOMAG, INCORPORATED
(Registrant)

DATE: August 5, 2005	BY:	/s/ Thian Hoo Tan

Thian Hoo Tan
Chief Executive Officer

DATE: August 5, 2005	BY:	/s/ Kathleen A. Bayless

Kathleen A. Bayless
Vice President, Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
10.1	Volume Purchase Agreement dated June 6, 2005 between the Company, Komag USA (Malaysia) Sdn and Western Digital Technologies, Inc. as amended by Amendment No. 1 thereto dated July 22, 2005*

31.1	Rule 13a — 14 (a) Certification of Chief Executive Officer

31.2	Rule 13a — 14 (a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.