Form 10-Q
period 2005-10-02
KOMAG INC /DE/
filed 2005-11-07
CIK 813347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended October 2, 2005
Commission File Number 0-16852
KOMAG, INCORPORATED
(Registrant)
Incorporated in the State of Delaware
I.R.S. Employer Identification Number 94-2914864
1710 Automation Parkway, San Jose, California 95131
Telephone: (408) 576-2000
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
     Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     On October 2, 2005, 29,942,401 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding.

INDEX
KOMAG, INCORPORATED

FORWARD-LOOKING INFORMATION
     This report contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions, anticipations, commitments, or strategies regarding the future that are forward-looking. These statements include those discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including “Results of Operations,” “Critical Accounting Policies,” and “Liquidity and Capital Resources,” and elsewhere in this report. These statements include statements concerning product development, product acceptance, product demand, shipping volumes, projected revenues, international revenues, pricing pressures, sales returns, gross profit, expenses, reserves, taxes, net income, capital spending, and liquidity requirements.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
KOMAG, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net sales	$180,011	$102,424	$493,026	$327,148
Cost of sales	129,124	79,256	358,996	245,422

Gross profit	50,887	23,168	134,030	81,726
Operating expenses:
Research, development, and engineering	12,054	9,720	36,043	30,385
Selling, general, and administrative	6,090	3,923	17,412	13,185
Loss (gain) on disposal of assets	400	(230)	(1,349)	(630)

	18,544	13,413	52,106	42,940

Operating income	32,343	9,755	81,924	38,786

Other income (expense):
Interest income	1,552	342	3,346	851
Interest expense	(441)	(437)	(1,324)	(2,744)
Other, net	(297)	(75)	(348)	(142)

	814	(170)	1,674	(2,035)

Income before income taxes	33,157	9,585	83,598	36,751
Provision for income taxes	1,175	321	3,196	1,146

Net income	$31,982	$9,264	$80,402	$35,605

Basic net income per share	$1.09	$0.33	$2.79	$1.31

Diluted net income per share	$0.97	$0.31	$2.48	$1.20

Number of shares used in basic per share computations	29,396	27,792	28,842	27,200

Number of shares used in diluted per share computations	33,381	31,334	32,969	30,759

See notes to condensed consolidated financial statements.

KOMAG, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 2, 2005	January 2, 2005
ASSETS
Current assets
Cash and cash equivalents	$74,921	$26,410
Short-term investments	104,000	77,700
Accounts receivable (less allowances of $1,687 and $1,075, respectively)	116,090	79,213
Inventories	49,380	35,815
Prepaid expenses and other current assets	3,109	1,815

Total current assets	347,500	220,953
Property, plant, and equipment (net of accumulated depreciation of $128,332 and $99,065, respectively)	271,435	205,642
Other assets	3,356	4,500

	$622,291	$431,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$70,640	$43,082
Customer advances	64,625	—
Accrued expenses and other liabilities	22,143	19,887

Total current liabilities	157,408	62,969
Long-term debt	80,500	80,500
Long-term deferred rent	1,922	—

Total liabilities	239,830	143,469

Stockholders’ equity
Common stock, $0.01 par value per share:
Authorized — 50,000 shares
Issued and outstanding — 29,942 and 28,065 shares, respectively	299	281
Additional paid-in capital	263,058	241,960
Deferred stock-based compensation	(6,774)	(91)
Retained earnings	125,878	45,476

Total stockholders’ equity	382,461	287,626

	$622,291	$431,095

See notes to condensed consolidated financial statements.

KOMAG, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	October 2, 2005	October 3, 2004
Operating Activities
Net income	$80,402	$35,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	31,907	27,499
Tax adjustment to additional paid-in capital	3,156	—
Amortization and adjustments of intangible assets	1,029	2,422
Stock-based compensation	4,185	555
Deferred rent	1,922	—
Non-cash interest charges	115	398
Gain on disposal of assets	(1,349)	(630)
Changes in operating assets and liabilities:
Accounts receivable, net	(36,877)	(2,244)
Inventories	(13,565)	(10,897)
Prepaid expenses and deposits	(1,294)	(492)
Trade accounts payable	12,473	(4,322)
Accrued expenses and other liabilities	66,881	(7,987)

Net cash provided by operating activities	148,985	39,907

Investing Activities
Acquisition of property, plant, and equipment	(84,358)	(49,312)
Purchases of short-term investments	(220,350)	(112,600)
Proceeds from short-term investments	194,050	88,850
Proceeds from disposal of property, plant, and equipment	3,092	1,290
Other	—	(256)

Net cash used in investing activities	(107,566)	(72,028)

Financing Activities
Payment of debt	—	(116,341)
Proceeds from the issuance of long-term debt	—	77,419
Proceeds from issuance of common stock, net of issuance costs	7,092	68,368

Net cash provided by financing activities	7,092	29,446

Increase (decrease) in cash and cash equivalents	48,511	(2,675)
Cash and cash equivalents at beginning of period	26,410	27,208

Cash and cash equivalents at end of period	$74,921	$24,533

See notes to condensed consolidated financial statements

KOMAG, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
OCTOBER 2, 2005
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements include the accounts of Komag, Incorporated, a Delaware corporation (the Company), and its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. While the financial information furnished is unaudited, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the condensed consolidated financial position, operating results, and cash flows for the periods presented, have been included. Operating results for the nine months ended October 2, 2005, are not necessarily indicative of the results that may be expected for the year ending January 1, 2006. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended January 2, 2005, which are included in the Company’s Annual Report on Form 10-K.
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
     Fiscal Year: The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The Company’s 2005 fiscal year will include 52 weeks. Accordingly, the Company’s three-month and nine-month reporting periods ended October 2, 2005, included 13 weeks and 39 weeks, respectively. Because the Company’s 2004 fiscal year included 53 weeks, its three-month and nine-month reporting periods ended October 3, 2004, included 13 weeks and 40 weeks, respectively.
     Reclassification: Certain amounts in fiscal 2004 as reported on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation. The Company reclassified $77.7 million in auction rate securities from cash and cash equivalents to short-term investments on the Condensed Consolidated Balance Sheet as of January 2, 2005. The Company also reclassified $66.6 million and $42.9 million in auction rate securities from cash and cash equivalents to short-term investments as of October 3, 2004 and December 28, 2003, respectively. These reclassifications decreased cash flows from investing activities by $23.7 million in the Condensed Consolidated Statements of Cash Flows for the nine months ended October 3, 2004. The reclassification to short-term investments is based on the latest interpretation of cash equivalents pursuant to Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 95, Statement of Cash Flows.
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
     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following (in thousands):

	October 2, 2005	January 2, 2005
Raw materials	$33,841	$20,647
Work in process	7,689	7,785
Finished goods	7,850	7,383

	$49,380	$35,815

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

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net income, as reported	$31,982	$9,264	$80,402	$35,605
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,658	185	4,185	555
Deduct: Stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,300)	(887)	(6,216)	(2,799)

Pro forma net income	$31,340	$8,562	$78,371	$33,361

Net income per share:
Basic — as reported	1.09	$0.33	$2.79	$1.31

Diluted — as reported	0.97	$0.31	$2.48	$1.20

Basic — pro forma	1.07	$0.31	$2.72	$1.23

Diluted — pro forma	0.95	$0.29	$2.42	$1.12

     For pro forma disclosure purposes, the Company used the Black-Scholes option pricing model to estimate the fair value of each option and stock purchase right grant on the date of grant.
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R is a revision of SFAS 123, which addresses financial accounting and reporting for costs associated with stock-based compensation. SFAS 123 addresses all forms of share-based payment (SBP) awards, including shares issued under employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. SFAS 123R requires the Company to adopt the new accounting provisions beginning in its first quarter of 2006, and applies to all outstanding and unvested SBP awards at the Company’s adoption date. The Company is allowed to select one of two alternative transition methods, each having different reporting implications. On March 29, 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) on SFAS 123R to assist preparers by simplifying some of the implementation challenges of SFAS 123R. The Company has not completed its evaluation or determined the impact of adopting SFAS 123R. However, we expect the adoption to have a significant impact on our net income and net income per share.
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

     The following table sets forth the computation of net income per share. The table is in thousands, except per share amounts.

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Numerator for basic net income per share:
Net income as reported	$31,982	$9,264	$80,402	$35,605

Numerator for diluted net income per share:
Net income as reported	$31,982	$9,264	$80,402	$35,605
Interest adjustment related to contigently convertible debt	441	437	1,324	1,210

	$32,423	$9,701	$81,726	$36,815

Denominator for basic income per share:
Weighted average shares	29,396	27,792	28,842	27,200

Denominator for diluted income per share:
Weighted average shares	29,396	27,792	28,842	27,200
Effect of dilutive securities:
Contingently convertible shares under convertible debt	3,049	3,049	3,049	2,722
Stock options	629	288	583	468
Warrants	—	201	287	357
Stock purchase rights	307	4	208	12

	33,381	31,334	32,969	30,759

Basic net income per share	$1.09	$0.33	$2.79	$1.31

Diluted net income per share	$0.97	$0.31	$2.48	$1.20

     In January 2004, the Company issued $80.5 million of 2.0% Convertible Subordinated Notes (the Notes). The Notes are convertible, under certain circumstances, into shares of the Company’s common stock at an initial conversion price of $26.40, or approximately 3,049,000 shares. In October 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-08, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share. This consensus, which became effective in the fourth quarter of 2004, requires the Company to include these additional shares in its calculation of diluted earnings per share as of the date of issuance of the Notes (the first quarter of 2004). Accordingly, these shares have been included in the Company’s diluted earnings per share calculations for the first, second, and third quarters of 2005 and 2004. Therefore, diluted net income per share has been adjusted for the three-month and nine-month periods ended October 3, 2004, to $0.31 and $1.20, respectively, from $0.33 and $1.27, respectively.
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
     In December 2004, the FASB issued SFAS No. 151 (SFAS 151), Inventory Costs. SFAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing generally accepted accounting principles, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The Company will adopt this pronouncement beginning in fiscal year 2006. The adoption of SFAS 151 is not expected to have a material effect on the Company’s financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006.
Note 2. Concentration of Customer, Supplier, and Geographic Risk
     The following table reflects the percentage of the Company’s revenue by major customer:

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Maxtor Corporation	34%	48%	33%	48%
Western Digital Corporation	25%	8%	21%	12%
Hitachi Global Storage Technologies *	20%	36%	22%	29%
Seagate Technology	16%	—	18%	5%

*	(including sales to Hitachi Global Storage Technologies’ contract manufacturer, Excelstor)

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
     A majority of the Company’s long-lived assets is located at its Malaysian manufacturing facilities. These assets totaled $250.5 million as of October 2, 2005, and $190.0 million as of January 2, 2005. The majority of the Company’s sales is delivered to manufacturing facilities located in Asia.
Note 3. Income Taxes
     The Company’s manufacturing facilities, which are located in Malaysia, have been granted various tax holidays with varying expiration dates. In July 2005, the Malaysian government agreed to reset the expiration dates of the existing tax holidays to December 2006 and approved a new, 10-year tax holiday covering all of the Company’s Malaysian operations. The new tax holiday commences in January 2007 and expires in December 2016.
     In the first, second, and third quarters of 2005 and 2004, the Company utilized deferred tax assets generated prior to the Company’s reorganization in 2002. The Company provided a full valuation allowance against all tax assets; therefore, upon utilization of those deferred tax assets, the Company first reduced intangible assets to zero and then credited additional paid-in capital for the remaining $3.0 million in 2005. Future benefits from those previously fully reserved assets will be credited to additional paid-in capital.
Note 4. Accrued Expenses and Other Liabilities
     The following table summarizes accrued expenses and other liabilities balances at October 2, 2005 and January 2, 2005 (in thousands):

	October 2, 2005	January 2, 2005
Accrued compensation and benefits	$19,408	$15,777
Other liabilities	2,735	4,110

	$22,143	$19,887

Note 5. Customer Advances
     In June and July 2005, the Company entered into supply agreements with three major customers. Each agreement requires that the Company supply and the customer purchase certain specified media volumes and that the Company supply media from existing and new production capacity to meet such purchase requirements, subject to certain exceptions. Under the supply agreements, the customers are required to pay certain advances covering future purchases of media from the Company. One of the agreements is for an initial period of eighteen months after the Company has commenced full capacity production from its new capacity, subject to certain extension and renewal periods. Another supply agreement expires in 2008, and the third supply agreement, which expires in 2009, has certain renewal periods.
Note 6. Deferred Rent
     In December 2004, the Company signed a second amendment to its lease on its headquarters facility, which became effective in January 2005. The second amendment to the lease agreement included scheduled rent increases. The Company recognizes lease obligations with scheduled rent increases over the term of the lease on a straight-line basis in accordance with FASB Technical Bulletin 85-3 Accounting for Operating Leases with Scheduled Rent Increases. Accordingly, the total amount of base rentals over the term of the lease for the Company’s headquarter facility is charged to expense on a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability.
Note 7. Stock Purchase Rights
     In the first nine months of 2005, the Company issued a total of 498,060 stock purchase rights (net of terminations) with an exercise price of $0.01. The vesting for the stock purchase rights grants is one-third at the end of each of the first three anniversaries of the date of grant, subject to the employee, non-employee board member, or consultant continuing to be a service provider of the Company on each such date. In the first nine months of 2005, the Company initially recorded $10.6 million of deferred stock- based compensation to the consolidated balance sheet. This amount is being ratably amortized to expense over the vesting period.
Note 8. Derivative Financial Instruments
     The Company accounts for its derivative and hedging activities under SFAS No. 133. The assets or liabilities associated with its derivative instruments and hedging activities are recorded at fair value in prepaid expenses and other current assets or other current liabilities, respectively, in the consolidated balance sheets. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.
     As of October 2, 2005, the Company had foreign exchange forward contracts to purchase approximately $13.3 million of Japanese Yen for cash flow payments denominated in Japanese Yen for future equipment purchases. As of October 2, 2005, the company had not designated these foreign exchange forward contracts as a cash flow hedge in accordance with SFAS No. 133. The fair value of the Company’s forward contracts was recorded as a $0.1 million other current liability, and a corresponding loss in other income (expense) for the quarter ended October 2, 2005. Fair value is determined by the counterparty to the foreign exchange forward contracts. As of October 3, 2005, the Company’s foreign currency forward contracts were designated and qualify as cash flow hedges under SFAS No. 133. The effectiveness of the contracts that qualify as cash flow hedges will be assessed quarterly through an evaluation of critical terms and other criteria required by SFAS No. 133. The effective portion of gains or losses resulting from changes in fair value will initially be reported as a component of accumulated other comprehensive income or (loss), net of any tax effects, in stockholders’ equity and subsequently reclassified into depreciation expense over the useful life of the purchased equipment. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in other income (expense) in the consolidated statements of income.
     The Company’s foreign exchange forward contracts have maturities of less than 12 months. The Company does not use foreign exchange forward contracts for speculative or trading purposes.
Note 9. Subsequent Event
     In November 2005, the Company entered into an Employment Agreement (the Agreement) with one Executive officer: Paul G. Judy.
     The Agreement specifies base salary compensation, a term of employment of twenty-one (21) months, benefits and certain other severance benefits described below, subject to compliance with various terms and conditions, including the execution of a release of claims. The Agreement also includes non-solicitation obligations of the officer.
     The Agreement provides that if the officer’s employment terminates other than voluntarily or for “cause” prior to a “change in control” (as such terms are defined in the Agreement) or more than six months following a change in control, the executive officer will receive a severance amount equal to twelve (12) months of base salary. The officer will also receive accelerated vesting of a portion of outstanding and unvested non-qualified stock options and restricted stock.
     In addition, the Agreement provides the same severance payments referred to in the preceding paragraph, plus an additional cash severance payment based on target incentive bonus amounts and acceleration of any outstanding and unvested stock options and restricted stock, if the officer’s employment is terminated other than voluntarily or for cause within six months of a change of control.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I. Financial Information, Item 1. Condensed Consolidated Financial Statements of this report.
     The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business, including but not limited to: our belief that we are a leading independent supplier of disks; our belief that we have developed a deep understanding of market needs in the disk drive market; our belief that our manufacturing and technology development programs provide us with competitive advantages in maintaining and growing our market share; our belief that we have developed strong relationships with many of the leading disk drive manufacturers; our belief that our manufacturing operations, together with our experience in the industry and our economies of scale, provide us with timing and cost advantages in delivering consistently high-quality products to our customers in high volumes; our plan to continue to generate cash from our operations for the remainder of 2005; our expectation that our revenues will increase by 2% to 4% in the fourth quarter of 2005 compared to the third quarter of 2005; our expectation that variable and fixed manufacturing costs per unit will be similar between the third and fourth quarters of 2005; our belief that we will continue to investigate areas where we can expand our presence in the disk market; our expectation that we will continue to generate cash from operations; our expectation that we will fund our expansion with cash from operations and customer advances; our expectation that we will expand our disk manufacturing capacity to 31 million disks a quarter by the first quarter of 2006, and to 40 million disks a quarter by the end of 2006; and our belief that the estimates and judgments made regarding future events in connection with the preparation of our financial statements are reasonable. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” and similar expressions. In addition, forward-looking statements include, but are not limited to, statements about our beliefs, estimates, or plans about our ability to maintain low manufacturing and operating costs and costs per unit, our ability to estimate revenues, shipping volumes, pricing pressures, returns, reserves, demand for our disks, selling, general, and administrative expenses, taxes, research, development, and engineering expenses, spending on property, plant, and equipment, expected sales of disks and the market for disk drives generally and certain customers specifically, and our beliefs regarding our liquidity needs.
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

     Due to continuing strong customer demand and supply agreements entered into with three of our major customers, in the first nine months of 2005, we increased our capacity to approximately 27 million disks per quarter. We are currently in the process of expanding our capacity by approximately four million disks a quarter to 31 million disks per quarter, which we plan to achieve by the end of the first quarter of 2006. We expect to expand our capacity to 40 million units per quarter by the end of 2006. If we are unable to utilize our expanded capacity, we may be unable to increase or sustain our gross margins.
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
     Our business is capital-intensive and is characterized by high fixed costs, making it imperative that we sell disks in high volume. Our contribution margin per disk sold varies with changes in selling price, input material costs, and production yield. As demand for our disks increases, our total contribution margin increases, improving our financial results because we generally do not have to increase our fixed cost structure in proportion to increases in demand and resultant capacity utilization. Conversely, our financial results would deteriorate rapidly if the disk market were to worsen and our production volume were to decrease.
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
     Our three-month and nine-month reporting periods ended October 2, 2005 included 13 weeks and 39 weeks, respectively. Because our 2004 fiscal year contained 53 weeks, our three-month and nine-month reporting periods ended October 3, 2004 included 13 weeks and 40 weeks, respectively.

Net Sales
     Consolidated net sales of $180.0 million in the third quarter of 2005 were 75.8% higher than the $102.4 million of net sales in the third quarter of 2004. Finished unit sales increased to 27.5 million in the third quarter of 2005 from 16.6 million in the third quarter of 2004. Finished unit average selling price increased by 2.9% in the third quarter of 2005 compared to the third quarter of 2004.
     Other disk sales in the third quarter of 2005 were $24.3 million, compared to $11.1 million in the third quarter of 2004.
     Consolidated net sales in the first nine months of 2005 increased by $165.9 million, to $493.0 million compared to $327.1 million in the first nine months of 2004. Our finished unit sales volume increased by 51.9% in the first nine months of 2005, to 77.3 million units from 50.9 million units in the first nine months of 2004. The volume increase was partially offset by a 3.1% decrease in our finished unit average selling price for the first nine months of 2005 compared to the first nine months of 2004.
     Other disk sales in the first nine months of 2005 were $61.8 million, compared to $34.1 million in the first nine months of 2004.
     The finished unit shipment and other disk sales increase in the first nine months of 2005 compared to the same period in 2004 resulted from an overall improvement in industry conditions, which resulted in a significant increase in our customers’ demand. The decline in the finished unit average selling price in the first nine months of 2005 compared to the same period in 2004 primarily reflected the higher mix of more mature product offerings in the current year period.
     In the third quarter of 2005, sales to Maxtor Corporation (Maxtor), Western Digital Corporation (Western Digital), Hitachi Global Storage Technologies (HGST) (including sales to HGST’s contract manufacturer, Excelstor), and Seagate Technology (Seagate), accounted for 34%, 25%, 20%, and 16%, respectively, of our revenue. In the third quarter of 2004, sales to Maxtor, HGST, Western Digital, and Seagate accounted for 48%, 36%, 8%, and zero, respectively, of our revenue. We expect to continue to derive a substantial portion of our sales from these customers.
     Sales of 100GB and above per platter disks increased to 30% of net sales in the third quarter of 2005, compared to 10% in the third quarter of 2004. The increase reflected the continued customer migration to higher storage densities.
     Finished disk shipments for desktop and consumer applications together represented 92% of our unit shipment volume in the third quarter of 2005. The remaining finished disk shipments in the third quarter of 2005 were disks for high-end server (enterprise) drives.
     Overall demand remains very strong entering the traditionally seasonally strong fourth quarter. We expect revenue in the fourth quarter of 2005 to increase by 2% to 4% compared to the third quarter of 2005.

Gross Profit
     For the third quarter of 2005, we achieved a gross profit percentage of 28.3% compared to a gross profit percentage of 22.6% for the third quarter of 2004. Improved manufacturing yields, the economies of scale associated with higher factory utilization, and higher sales and production volumes accounted for a 3.6-point increase. In addition, an increase in the finished unit average selling price accounted for a 2.1-point increase in gross profit.
     For the first nine months of 2005, we achieved a gross profit percentage of 27.2% compared to a gross profit percentage of 25.0% for the first nine months of 2004. Improved manufacturing yields, the economies of scale associated with higher factory utilization, and higher sales and production volumes accounted for a 4.6-point increase. This was offset by a decline in the finished unit average selling price, which accounted for a 2.4-point reduction.
     As we are currently operating at full manufacturing capacity, we expect variable and fixed manufacturing costs per unit in the fourth quarter of 2005 to be similar to the third quarter of 2005, excluding the impact of fluctuations in the exchange rate for the Malaysian ringgit.
Research, Development, and Engineering Expenses
     Research, development and engineering (R&D) expenses in the third quarter of 2005 were $12.1 million compared to $9.7 million in the third quarter of 2004. R&D expenses in the first nine months of 2005 were $36.0 million compared to $30.4 million in the first nine months of 2004. The increases primarily reflected higher incentive compensation, higher payroll expenses related to increased headcount, and higher stock compensation expense.
     As a percentage of sales, we expect R&D spending in the fourth quarter of 2005 to be slightly higher than the third quarter of 2005.
Selling, General, and Administrative Expenses
     Selling, general, and administrative (SG&A) expenses in the third quarter of 2005 were $6.1 million compared to $3.9 million in the third quarter of 2004. SG&A expenses in the first nine months of 2005 were $17.4 million compared to $13.2 million in the first nine months of 2004. The increases primarily reflected higher incentive compensation, higher stock compensation expense, and higher payroll expenses related to increased headcount.
     As a percentage of sales, we expect SG&A spending in the fourth quarter of 2005 to be similar to the third quarter of 2005.
Interest Expense
     Interest expense in the third quarter of 2005 and 2004 was $0.4 million, and reflected interest on our $80.5 million, 2% Convertible Subordinated Notes, which were issued on January 28, 2004.

     Interest expense in the first nine months of 2005 was $1.3 million, and reflected interest on our 2% Convertible Subordinated Notes. Interest expense in the first nine months of 2004 was $2.7 million, and included $1.1 million of interest expense on our 2% Convertible Subordinate Notes, and $1.6 million of interest on the Senior Secured Notes and certain promissory notes. The Senior Secured Notes and promissory notes were redeemed in full, including accrued interest, in February 2004. There was no gain or loss on the redemption, and there were no unamortized debt issuance costs.
Income Taxes
     Our effective income tax rates, which reflect tax expenses related to our U.S. and international operations, were 3.5% and 3.8%, respectively, for the three and nine months ended October 2, 2005, and 3.3% and 3.1%, respectively, for the three and nine months ended October 3, 2004.
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

     Since estimated sales returns are recorded as a reduction in revenues, any significant difference between our estimated and actual experience or changes in our estimate would be reflected in our reported revenues in the period we determine that difference. There were no significant changes from prior year estimates in the first nine months of 2005.
Impairment of Long-lived Assets
     Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that these assets may be impaired or the estimated useful lives are no longer appropriate. We consider the primary indicators of impairment to include significant decreases in unit volumes, unit prices or significant increases in production costs. We review our long-lived assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event that these cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values utilizing discounted estimates of future cash flows. The discount rate used is based on the estimated incremental borrowing rate at the date of the event that triggers the impairment. There were no impairments of long-lived assets in the first nine months of 2005.
Inventory Obsolescence
     Our policy is to provide for inventory obsolescence based upon an estimated obsolescence percentage applied to the inventory based on age, historical trends, and requirements to support forecasted sales. In addition, and as necessary, we may provide additional charges for future known or anticipated events. There were no significant changes from prior year estimates in the first nine months of 2005.
Liquidity and Capital Resources
     Cash, cash equivalents, and short-term investments of $178.9 million at the end of the third quarter of 2005 increased by $74.8 million from the end of the 2004 fiscal year. The increase primarily reflected a $149.0 million increase resulting from consolidated operating activities, $7.1 million in proceeds from the sale of common stock, and $3.1 million in proceeds from idle equipment sales, offset by $84.4 million of spending on property, plant, and equipment.
     On July 21, 2005, Malaysia removed its currency peg to the U.S. dollar in favor of a managed float system. As of October 2, 2005, we held approximately $41.5 million (Malaysian ringgit 156.5 million) of cash and cash equivalents that were denominated in Malaysian ringgit.
     Consolidated operating activities generated $149.0 million in cash in the first nine months of 2005. The primary components of this change include the following:
•	net income of $80.4 million, net of non-cash depreciation and amortization of property, plant and equipment of $31.9 million and other non-cash charges and gains of $9.1 million;

•	an accounts receivable increase of $36.9 million primarily due to an increase in sales during the first nine months of 2005 compared to the first nine months of 2004;

•	an inventory increase of $13.6 million;

•	a prepaid expense increase of $1.3 million primarily due to the payment of insurance premiums;

•	an accounts payable increase of $12.5 million related to increased inventory and higher capital spending; and

•	an accrued expenses and other liabilities increase of $66.9 million, which primarily reflected the receipt of customer advances.
     Our total capital spending in the first nine months of 2005 was $99.4 million (on an accrual basis), and included capital expenditures to increase our substrate and finished disk capacity, to improve our equipment capability for the manufacture of advanced products, and for projects designed to improve yield and productivity. There are no non-cancelable capital commitments as of October 2, 2005. For the remainder of 2005, we plan to spend approximately $100 million on property, plant, and equipment in order to increase our finished disk and related substrate capacity and continue to ramp new production processes. We expect to fund this capital spending with cash from operations and customer advances.
     We have $80.5 million of 2% Convertible Subordinated Notes (the Notes) outstanding. The Notes mature on February 1, 2024, bear interest at 2.0%, and require semiannual interest payments beginning on August 1, 2004. The Notes will be convertible, under certain circumstances, into shares of our common stock based on an initial effective conversion price of $26.40. Holders of the Notes may convert the Notes into shares of our common stock prior to maturity if: 1) the sale price of our common stock equals or exceeds $31.68 for at least 20 trading days in any 30 consecutive trading day period within any of our fiscal quarters; 2) the trading price of the Notes falls below a specified threshold prior to February 19, 2019; 3) the Notes have been called for redemption; or 4) certain specified corporate transactions (as described in the offering prospectus for the Notes) occur. As of October 2, 2005, the Notes were not convertible. We may redeem the Notes on or after February 6, 2007, at specified declining redemption premiums. Holders of the Notes may require us to purchase the Notes on February 1, 2011, 2014, or 2019, or upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest. There are no financial covenants, guarantees, or collateral associated with the Notes.
     We have a Malaysian ringgit 12.5 million (approximately $3.3 million) bank guarantee. There is no expiration date on the bank guarantee. No interest will be charged on the bank guarantee, but there is a commission of 0.05% on the amount of bank guarantee utilized. As of October 2, 2005, there were no liabilities outstanding related to this bank guarantee.
     We have a Malaysian ringgit 2.0 million (approximately $0.5 million) stand-by letter of credit (LOC), which expires in January 2006. The LOC is secured by fixed deposits of Malaysian ringgit 2.0 million.
     We lease our research and administrative facility in San Jose, California under an operating lease, which expires in 2014. Additionally, we lease certain equipment under operating leases. These leases expire on various dates through 2008. We have no capital leases.

     We currently anticipate that existing cash and cash equivalents, and cash generated from operations, will be adequate to meet our cash needs for at least the next 12 months.
     As of October 2, 2005, our long-term debt obligations, operating lease obligations, and unconditional purchase obligations were as follows (in thousands):

	Remainder
	of
	2005	2006	2007	2008	2009	Thereafter	Total
Long-Term Debt Obligations	$—	$—	$—	$—	$—	$80,500	$80,500
Operating Lease Obligations	20	2,334	2,053	2,046	3,147	16,384	25,984
Unconditional Purchase Obligations (1)	2,873	1,335	1,196	1,155	1,155	3,466	11,180

Total Contractual Cash Obligations	$2,893	$3,669	$3,249	$3,201	$4,302	$100,350	$117,664

(1)	Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding, and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable pricing provisions; and the approximate timing of the transactions. The amounts are based on our contractual commitments.

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
     The market for our products depends on economic conditions affecting the disk drive manufacturing and related markets. Our products are incorporated into disk drives manufactured by our customers for the desktop personal computer market as well as the enterprise storage systems market and electronic device market. Because of the concentration of our products in the disk drive market, which we expect to continue, our business is linked to the success of this market. The disk drive market has historically been seasonal and cyclical, and has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for disks and pricing pressures. It is very difficult to achieve and maintain profitability and revenue growth in the disk drive industry because the average selling price of a disk drive rapidly declines over its commercial life as a result of technological enhancement and increases in supply. The effect of these cycles on suppliers has been magnified by disk drive manufacturers’ practice of ordering components, including disks, in excess of their needs during periods of rapid growth, thereby increasing the severity of the drop in the demand for components during periods of reduced growth or contraction. Accordingly, downturns in the disk drive market may cause disk drive manufacturers to delay or cancel projects, reduce their production, or reduce or cancel orders for our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, pricing pressures, and unused capacity, causing us to realize lower revenues and margins and causing our operating results to suffer. For example, in the fourth quarter of fiscal year 2003, disk drive manufacturers appear to have overbuilt product, which resulted in an excess of supply of disk drives that was not fully corrected until approximately the third quarter of fiscal year 2004. Due to these factors, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. This increases the chances that our revenues and margins could be lower than the expectations of investors and analysts, which could make our stock price more volatile.

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
     Our business is characterized by high fixed overhead costs, including expensive plant facilities and production equipment. Our per-unit costs and our gross profit are significantly affected by the number of units we produce and the amount of our production capacity that we utilize. In the third quarter of 2004, we completed the installation of additional equipment, which increased our production capacity from approximately 20 million disks a quarter to approximately 24 million disks a quarter. Our finished disk shipments were below this capacity level in the third quarter and fourth quarter of 2004. In the first nine months of 2005, we increased our capacity to approximately 27 million disks a quarter. We are currently in the process of expanding our capacity by approximately four million disks a quarter to 31 million disks a quarter, which we plan to achieve by the end of the first quarter of 2006. We expect to expand our capacity to 40 million units per quarter by the end of 2006. If we are unable to utilize our expanded capacity, we may be unable to increase or sustain our gross margins.
     If our capacity utilization decreases for any reason, including lack of customer demand or cancellation or delay of customer orders, we could experience significantly higher unit production costs, lower margins, and potentially significant losses, as occurred for several years prior to 2003. Underutilization of our production capacity could also result in equipment write-offs, restructuring charges, and employee layoffs. If our production capacity is underutilized for any reason, our financial results and our business would be severely harmed.

If future demand for our products exceeds the production capability of our existing facilities, we may be required to invest significant capital expenditures to increase capacity or else risk losing market share.
     In the third quarter of 2004, we completed the installation of additional equipment, which increased our production capacity to approximately 24 million disks a quarter. In the first nine months of 2005, we increased our capacity to approximately 27 million disks a quarter, and we are currently operating at full manufacturing capacity. Based on very strong demand that currently exceeds our manufacturing capacity and expected continuing strong overall market growth, we are in the process of expanding our capacity by approximately four million disks per quarter. We expect initial incremental capacity from this expansion in the fourth quarter of 2005 and total capacity of approximately 31 million disks a quarter by the end of the first quarter of 2006. Additionally, we plan to expand further our capacity during 2006 at our current manufacturing sites in Malaysia, in an attempt to keep up with the growing demand for media. This further additional capacity is expected to be available beginning in the second quarter of 2006 with total capacity of approximately 40 million disks a quarter by the end of 2006. If demand for our products at any point in time were to exceed significantly our capacity levels, we may not be able to satisfy the increased demand. To increase further our production capacity to meet significant increases in demand for our disks beyond the expansion in process, if needed, we would be required to expand further our existing facilities, construct new facilities, or acquire entities with additional production capacities. These alternatives would require significant capital investments by us and may require us to seek additional equity or debt financing. There can be no assurance that such financing would be available to us when needed on acceptable terms, or at all. If we were unable to expand capacity on a timely basis to meet increases in demand, we could lose market opportunities for sales, and our market share could decline. Further, we cannot assure you that the increased demand for our disk products would continue for a sufficient period of time to recoup our capital investments associated with increasing our production capacity.
Our customer supply agreements with several of our major customers require us to meet certain production demands and volume goals, and if we fail to successfully perform under these agreements, we may incur substantial costs and expenses, and our business could be materially and adversely affected.
     We have entered into strategic supply agreements and arrangements with several of our major customers that require us to meet certain production demands and volume goals. Pursuant to these agreements, monies have been advanced to us to help fund the expansion of our capacity, and if we fail to meet the agreed upon volume goals, we may need to refund some of our customer advances. Even if we succeed in expanding our production capacity in a timely and effective manner as required by our contractual obligations, there can be no assurance that we will meet the product specifications or timetables required by our customers for delivery. In addition, forecast modifications or cancellations by our customers under our customer agreements may result in underutilization of our production capacity, which could result in equipment write-offs, restructuring charges, and employee layoffs. Moreover, certain of our customer agreements include expanded indemnification obligations. Our inability to perform successfully and competently our obligations under our agreements may cause us to incur substantial costs and expenses, and would have an adverse effect on our business, results of operations, and financial condition.

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
     In the first nine months of 2005, 33% of our net sales were to Maxtor, 22% were to HGST, 21% were to Western Digital, and 18% were to Seagate. In 2004, 48% of our net sales were to Maxtor, 29% were to HGST, 12% were to Western Digital, and 5% were to Seagate. If any one of our significant customers reduces its disk requirements, cancels existing orders or develops or expands capacity to produce its own disks, and we are unable to replace these orders with sales to new customers, our sales would be reduced and our business, financial condition, and operating results would suffer. Our ability to maintain strong relationships with our significant customers is essential to our future performance. Mergers, acquisitions, consolidations, or other significant transactions involving our significant customers may adversely affect our business and operating results.
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
     In December 2004, the FASB issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R is currently expected to be effective for Komag beginning in the first quarter of 2006. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values and does not permit pro forma disclosure as an alternative to financial statement recognition. The adoption of the SFAS 123R fair value method may have a significant adverse impact on our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings. The impact of our adoption of SFAS 123R cannot be predicted at this time because it would depend in part on the future fair values and number of share-based payments granted in the future. However, we expect the adoption to have a significant impact on our net income and net income per share.
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
     Additionally, because a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit), we are particularly sensitive to any change in the foreign currency exchange rate for the ringgit. For approximately the last seven years, the exchange rate between the ringgit and the U.S. dollar has been pegged at 3.8 ringgits to one U.S. dollar by the Malaysian government. On July 21, 2005, Malaysia removed its currency peg to the U.S. dollar in favor of a managed float system. The change in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. In the first nine months of 2005, our spending on payroll, manufacturing, and operating expenses, and raw materials and capital purchases that were denominated in ringgit was approximately $161.5 million. Additionally, in the first nine months of 2005, we paid approximately $57.8 million U.S. dollars to a Malaysian supplier for raw materials purchases, based on a cost plus a percentage arrangement. This Malaysian supplier incurs certain costs that are denominated in ringgit; therefore, any change in the valuation of the ringgit could materially impact the cost per unit we pay for such raw materials.
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
     If we do not effectively manage the risks associated with international operations and sales, our business, financial condition, and operating results could suffer.
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
     Our business is capital-intensive and we may need more capital in the future. Our future capital requirements will depend on many factors, including:

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
     We are exposed to foreign currency exchange rate risk. A majority of our revenue, expense, and capital purchasing activities is transacted in U.S. dollars. However, a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit). For approximately the last seven years, the exchange rate between the ringgit and the U.S. dollar has been pegged at 3.8 ringgits to one U.S. dollar by the Malaysian government. On July 21, 2005, Malaysia removed its currency peg to the U.S. dollar in favor of a managed float system. Changes in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. In the first nine months of 2005, our spending on payroll, manufacturing and operating expenses, and raw materials and capital purchases that were denominated in ringgit was approximately $161.5 million. Additionally, we paid approximately $57.8 million denominated in Malaysian ringgit to a Malaysian supplier for raw materials purchases in the first nine months of 2005, based on a cost plus a percentage arrangement. The Malaysian supplier incurs certain costs denominated in ringgit; therefore, any change in the valuation of the ringgit could impact the cost per unit we pay for such raw materials. As of October 2, 2005, we held approximately $41.5 million (Malaysian ringgit 156.5 million) of cash and cash equivalents that were denominated in Malaysian ringgit.
     In late September 2005, we began to hedge some of our foreign currency risk related to anticipated foreign currency denominated equipment purchases by entering into foreign exchange forward contracts that generally have maturities of 12 months or less. As of October 2, 2005 the Company had not designated these foreign exchange forward contracts as a cash flow hedge in accordance with SFAS No. 133. As of October 3, 2005 these transactions were designated and qualify as cash flow hedges. The derivatives associated with our hedging activities are marked to market at fair value and any resulting liability is recorded in other liabilities and any resulting asset is recorded to prepaid and other current assets in the Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value is initially reported as a component of accumulated other comprehensive income (loss), net of any tax effects, in stockholders’ equity and subsequently reclassified into depreciation expense in the periods in which the related equipment purchase is depreciated after the forecasted transaction actually occurs. The ineffective portion of gains or losses resulting from changes in fair value is reported in interest and other income, net in the Consolidated Statements of Operations. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements.
     As of October 2, 2005 we had foreign exchange contracts to purchase approximately $13.3 million of Japanese Yen. The fair value of our forward contracts was recorded as a $0.1 million other current liability as of October 2, 2005.
     The counterparty to these forward contracts is a creditworthy multinational commercial bank. The risks of counterparty nonperformance associated with these contracts are not considered to be material.

     Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurances that our mitigating activities will adequately protect us against the risks associated with foreign currency fluctuations.
     We have $80.5 million in convertible subordinated notes outstanding. These notes bear interest at 2% and mature in February 2024. A hypothetical 100 basis point increase in interest rates would result in approximately $0.8 million of additional interest expense each year.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of October 2, 2005, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a — 15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner.
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

Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during our third fiscal quarter ended October 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     Not applicable.
ITEM 2. Unregistered Sales of Equity Securities
     Not applicable.
ITEM 3. Defaults Upon Senior Securities
     Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
ITEM 5. Other Information
In November 2005, the Company entered into an employment agreement with an executive officer. For more information on the agreement, please refer to Note 9 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in this report on Form 10-Q. The form of employment agreement is filed as an exhibit to this report on Form 10-Q.
ITEM 6. Exhibits
10.1	Media Supply Agreement dated July 4, 2005 between Seagate Technology International and Komag USA (Malaysia) Sdn. And Komag, Incorporated. *

10.2	Addendum to Business Agreement between Maxtor, Inc. and Komag, Incorporated dated October 6, 2003, as amended on July 8, 2005.*

10.3	Form of Officer Employment Agreements.

31.1	Rule 13a — 14 (a) Certification of Chief Executive Officer

31.2	Rule 13a — 14 (a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOMAG, INCORPORATED
(Registrant)

DATE: November 7, 2005	BY:	/s/ Thian Hoo Tan

Thian Hoo Tan
Chief Executive Officer

DATE: November 7, 2005	BY:	/s/ Kathleen A. Bayless

Kathleen A. Bayless
Senior Vice President, Chief Financial Officer

EXHIBIT INDEX
10.1	Media Supply Agreement dated July 4, 2005 between Seagate Technology International and Komag USA (Malaysia) Sdn. And Komag, Incorporated. *

10.2	Addendum to Business Agreement between Maxtor, Inc. and Komag, Incorporated dated October 6, 2003, as amended on July 8, 2005.*

10.3	Form of Officer Employment Agreements.

31.1	Rule 13a — 14 (a) Certification of Chief Executive Officer

31.2	Rule 13a — 14 (a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.