Form 10-K
period 2006-01-01
KOMAG INC /DE/
filed 2006-03-07
CIK 813347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2006
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

Common Stock, $0.01 par value

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑

     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑         Accelerated filer ☐         Non-accelerated filer ☐

     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act rule 12b-2 of the Act).    Yes ☑         No ☐

     On July 3, 2005, which was the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $839,974,346 based on the closing sale price of $28.29 for shares of the Registrant’s common stock as reported by the Nasdaq National Market. Shares of Common Stock held by each executive officer and director of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     On February 22, 2006, 30,165,875 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

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

     Designated portions of the following document are incorporated by reference into this Report on Form 10-K where indicated: Komag, Incorporated Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2006, Part III.

KOMAG, INCORPORATED

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions, anticipations, commitments, or strategies regarding the future that are forward-looking. These statements include those discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including “Results of Operations,” “Critical Accounting Policies,” and “Liquidity and Capital Resources,” and elsewhere in this report. These statements include statements concerning product development, product acceptance, product demand, shipping volumes, projected revenues, international revenues, pricing pressures, sales returns, gross profit, expenses, reserves, taxes, net income, capital spending, and liquidity requirements.

      In this report, the words “may,” “could,” “would,” “might,” “will,” “should,” “plan,” forecast,” “anticipate,” “believe,” “expect,” “intend,” “estimate,” “predict,” “potential,” “continue,” “future,” “moving toward” or the negative of these terms or other similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors, including, but not limited to, those set forth in the section entitled “Risk Factors” and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the Securities and Exchange Commission (SEC). All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we assume no obligation to update any such forward-looking statement or reason why such results might differ.

Item 1.	Business

General

      We design, manufacture, and market thin-film media (disks), which are incorporated into disk drives. As a result of our market leadership and significant research and development efforts, we believe that we have developed a thorough understanding of the market needs in the disk drive market, and offer a broad portfolio of advanced solutions to address those needs. Our customers include Hitachi Global Storage Technologies (HGST), Maxtor Corporation (Maxtor), Seagate Technology (Seagate), and Western Digital Corporation (Western Digital), which are the world’s four largest disk drive manufacturers. In December 2005, two of our major customers, Seagate and Maxtor, announced that they entered into a definitive agreement under which Seagate will acquire Maxtor. The transaction is expected to be completed in the second half of 2006, subject to obtaining shareholder approvals and customary regulatory approvals. Until the closing, Seagate and Maxtor will continue to operate as separate businesses. Upon closing of the proposed merger, we anticipate that the combined Seagate-Maxtor company will be the largest disk drive manufacturer in the industry.

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

      Komag was incorporated in Delaware in October 1986. Our principal executive offices are located at 1710 Automation Parkway, San Jose, California 95131, and our telephone number at that location is (408) 576-2000. Our Internet address is www.komag.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other SEC filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our common stock trades on the Nasdaq National Market under the symbol KOMG. The inclusion of our website address in this Report does not include or incorporate by reference into this Report any information on our website.

Industry Background

      Increasing demand for digital data storage and low-cost, high-performance disk drives has resulted in increasing demand for disks. TrendFocus estimates that disk drive shipments from 2005 to 2010 are expected to grow at a compounded annual growth rate of approximately 14%. We believe there are a number of key factors driving this demand. These factors include:

•	increased demand for PCs with high storage capacities driven by consumer multi-media, broadband, and wireless applications, increased business usage, and an increased number of computers in developing economies;

•	increased demand for enterprise storage driven by a broader deployment of applications, which require significant storage capacity, such as enterprise software, data warehousing, data recovery, and data security operations; and

•	increased demand for new consumer electronic applications, which require significant digital data storage capability, including digital video and audio recorders, video game platforms, emerging high-definition television applications, and global positioning systems.

      Disk drives are the primary devices used for storing, managing, and protecting the digital data associated with most of these applications. According to Trendfocus, HGST, Maxtor, Seagate, and Western Digital accounted for approximately 75% of total disk drive units shipped worldwide in 2005.

      Due to the significant challenges raised by the need to continually innovate and improve manufacturing and operational efficiencies, the disk drive industry has undergone significant consolidation. We believe that consolidation, like the proposed Seagate-Maxtor merger, could continue in our industry as the technological challenges and associated levels of required investment grow, increasing the competitive necessity of large-scale operations.

Disk Market

      Disks are enabling components in disk drives. The technical advances by disk suppliers, along with those of other component suppliers, have improved the performance and storage capacity of disk drives, and dramatically lowered the cost per GB stored. Disk suppliers help drive technology innovation in disk drives by increasing storage capacities per square inch of disk surface, referred to as areal density, and improving reliability. For example, today’s areal densities allow for up to approximately 160 GB of storage per 3 1/2-inch disk. We expect that current technologies, including synthetic anti-ferromagnetically coupled layers (SAF), will soon lead to increases in areal densities of up to approximately 200 GB of storage per 3 1/2-inch disk. We believe that perpendicular magnetic recording (PMR), will further increase areal density. Advanced products with over 200 GB per platter storage capacity, utilizing PMR technology, are in the development stage for delivery over the next two years. Initial shipments of PMR media began in the industry in certain smaller form factor disks in 2005.

      There are significant barriers to entry to the disk market. To succeed, we believe disk suppliers must have strong relationships with the leading disk drive manufacturers, the engineering expertise to enable technology leadership, and the economies of scale to achieve efficient low-cost operations and meet customer timing and volume requirements.

      We believe that after several years of relatively stable supply and demand conditions for disks, the supply of disks became very tight in 2005. We believe that the tightness in supply is a result of growing end-market demand, limited disk manufacturing capacity, and an increasing disk-per-drive ratio from the growth in high-capacity multi-platter disk applications. As the disk drive industry has continued to grow and demand for new products has accelerated, leading disk drive makers have increasingly relied on independent disk suppliers for a broad range of products and to meet their growing disk requirements. We believe only a few independent disk suppliers remain that have the established customer relationships, technology and scale to meet the requirements of large disk drive manufacturers.

Competitive Strengths

      We are a leading independent supplier of disks and the only independent disk supplier headquartered in the United States (U.S.). We believe that our leadership position is attributable to our ability to simultaneously drive technological advances and manufacture high-performance, low-cost products. Our major competitive strengths include the following:

•	Leading Independent Disk Supplier. We believe that we have developed a deep understanding of market needs in the disk drive market and offer a broad portfolio of advanced solutions to address those needs. Additionally, we believe the scale of our manufacturing and our technology development programs provide us with competitive advantages in maintaining and growing our market share.

•	Technology Leadership. We have been in the thin-film media business for over 20 years, during which time we have invested heavily in research and development. Our research, development, and engineering team has 446 employees in the U.S. and Malaysia, and is focused on developing next- generation products and efficient manufacturing processes. As a recent example of our success in technology innovation, 36% of our 2005 fourth quarter shipments were 100 GB and greater disks. Additionally, we believe we are currently a leader in developing next-generation technologies, such as PMR, to allow us to stay at the forefront of technology development in the disk industry. We believe our research and development strategy allows us to design and manufacture high volumes of advanced disks for our customers.

•	Strong Relationships with Top-Tier Disk Drive Manufacturers. We believe that we have developed strong relationships with many of the leading disk drive manufacturers, including HGST, Maxtor, Seagate, and Western Digital. In December 2005, two of our major customers, Seagate and Maxtor, announced that they had entered into a definitive agreement under which Seagate will acquire Maxtor. The acquisition is expected to be completed in the second half of 2006. Our San Jose, California headquarters and research and development operations are in close proximity to the design centers of many of the world’s largest disk drive manufacturers. Our ability to have our design teams work in such close proximity to our customers has, in part, facilitated the strong and collaborative customer relationships that we have established with these large disk drive manufacturers. We devote significant time working with our customers to produce disks that are highly specialized and customized for our customers’ particular technological requirements, and these close relationships provide added insight into our customers’ product and technology roadmaps.

•	Low-Cost Efficient Manufacturing Operations. We believe our manufacturing costs are among the lowest in our industry. Our manufacturing operations, all of which are located in Malaysia, are located in the same region as the manufacturing operations of many of the world’s largest disk drive manufacturers. We believe the location of our manufacturing operations, together with our experience in the industry and our economies of scale, provide us with timing and cost advantages in delivering consistently high-quality products to our customers in high volumes.

•	Broad Range of Disk Products to Address Large and Emerging Markets. We provide a broad range of disk products that are incorporated into disk drives for desktop, enterprise, and consumer electronics applications. Our primary market focus has been 3 1/2-inch disks for the desktop and consumer electronic applications, which TrendFocus estimated represented approximately 62% of the total disk drive market during the fourth quarter of 2005, and the majority of the highest volume business of our largest customers. As our customers pursue applications and products in other promising growth areas, such as the enterprise server, mobile and small form factor consumer electronics storage markets, we believe we are well positioned to meet their needs based on our ability to produce a wide range of products with varying areal densities and form factors.

Strategy

      Our primary goal is to maintain our position as a leading independent provider of disks. The key elements of our strategy are as follows:

•	Maintain Technology Leadership. We intend to maintain and extend our technology leadership in the disk market by continuing to invest in leading-edge research and development. We intend to continue to focus our technology development efforts primarily on large and emerging market opportunities, such as high-density storage for PCs, enterprise storage systems, communications infrastructure and consumer electronics appliances. We currently manufacture 80 GB and 100 GB and above 3 1/2-inch disks, and expect to ship 160GB disks in early 2006. We are currently sampling and qualifying PMR media, and expect to ship PMR disks for enterprise applications in 2006. Additionally, we are pursuing new technologies, such as discrete track recording (DTR), in an effort to achieve technological advantages over our competitors.

•	Continue Improving Manufacturing Efficiency and Reducing Production Costs. We intend to continue to improve the efficiency and quality of our manufacturing operations in Malaysia where we believe we can achieve lower costs than other disk manufacturers. We believe that our advanced manufacturing operations allow us to accelerate delivery of high volumes of reasonably priced disks, which enable our customers to rapidly introduce new products. As a leading independent disk supplier, we believe our highly experienced operations personnel can continue to drive yield improvements and reduce costs faster than our competitors. We believe our strategy of improving our manufacturing efficiency while reducing costs contributes to our customers’ success and will help grow our market share.

•	Leverage Collaborative Relationships with Disk Drive Manufacturers. We believe that we have established strong relationships with our customers, enabling us to participate in establishing technological and design requirements for new products. We believe that close technical collaboration with our customers and their other component suppliers during the design of our customers’ new disk drives facilitates integration of our disks, improves our ability to achieve cost-effective, high-volume manufacturing rapidly, and enhances the likelihood that we will remain a significant supplier of disks for high-performance disk drive products.

•	Maintain a Strong Customer Base. Our customers include HGST, Maxtor, Seagate, and Western Digital, which, according to TrendFocus, together represented 75% of all global disk drive sales during 2005. We continue to target additional high-volume disk drive manufacturers and believe that our combination of high-performance products and competitive pricing will enable us to further diversify our customer mix. In combination with offering a broad product mix to address multiple storage markets, we believe this strategy will reduce our dependence on the success of any one customer or market.

•	Balance Capacity Growth with Customer Demand. Our strategy is to balance, in a cost-effective manner, our investments in new capacity with the expected growth in demand for our products. In 2005, and continuing into 2006, we began expansions to our facilities to increase our capacity. Our expansion plans are based on strategic supply agreements with several of our customers. As part of these agreements, we have made certain commitments to increase capacity, and our customers have agreed to purchase certain amounts of disks. Additionally, our customers have agreed to make certain prepayments for media to help mitigate the cash impact of the capital spending required for us to increase our capacity. We believe that these arrangements with our customers are the correct strategy to allow for prudent capacity increases to meet the continuing growing demand for disks, as disk drives further expand penetration into multiple growing consumer applications. We expect to fund the capital spending for the capacity expansions of both our finished disks, as well as substrates, from cash generated from operations, as well as from the prepayment arrangements.

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

      We often partner with our customers and other disk drive component makers in areas of technology development such as magnetic recording heads. We believe our advanced longitudinal disks that feature SAF-coupled layers to enhance thermal stability will support a recording density of at least 160 GB per 3 1/2-inch diameter disk. Further, we expect initial 3 1/2-inch PM media to have a capability of approximately 240 GB per disk. We expect these disks will be produced using current production equipment, which suggests a limited need to replace equipment to keep pace with technology improvement during the next few years.

      As of January 1, 2006, our worldwide research, development, and engineering program employed 446 people.

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

      Our products offer a range of coercivities, glide height capabilities and other parameters to meet specific customer requirements. Finished disk sales of 3 1/2-inch (95mm) 80 GB and 100 GB and above disks for desktop and high capacity consumer application, together represented 94% of our fourth quarter of 2005 unit shipment volume. Our remaining shipments in the fourth quarter of 2005 were smaller form factor disks for enterprise storage applications.

      We manufacture substrates primarily for our own use in finished disks. By doing so, we reduce our dependence on third-party suppliers of substrates. If we have substrate capacity in excess of our finished disk requirements, we have sold, and may continue to sell, our substrates to third parties. By selling our substrates to third parties, we better-utilize our factories, reduce our overall cost per disk, and enhance customer relationships with disk drive manufacturers.

      For the year ended January 1, 2006, our principal customers, HGST, Maxtor, Seagate, and Western Digital, together accounted for approximately 93% of our net sales. We have entered into supply agreements with Maxtor, Seagate and Western Digital. As part of these agreements, Komag has made certain commitments to increase capacity and our customers have agreed to purchase certain amounts of media. In addition, our customers have agreed to make certain prepayments for media to help mitigate the cash impact of the capital spending required for Komag to increase capacity.

      Upon the closing of the proposed acquisition of Maxtor by Seagate, we expect Seagate to become the successor to the strategic supply agreement between Maxtor and Komag. We anticipate that after the closing of the merger, based on our current agreements with Seagate and Maxtor, we will continue to work with Seagate to supply Seagate the total combined volume of disks specified under each of our separate agreements with Seagate and Maxtor.

      We believe that these arrangements with our customers are the right strategy to allow for prudent capacity increases to meet the continuing growing demand for media, as disk drives further expand penetration into multiple growing consumer applications.

Competition

      The market for our products is highly competitive, with manufacturers competing for a limited number of major customers. We expect competition to continue in the future. Competitors in the thin-film media industry fall mainly into two groups: Asian-based independent disk manufacturers and captive disk manufacturers. Our major Asian-based independent competitors include Fuji Electric, Hoya, and Showa Denko. The captive disk manufacturers that produce thin-film media internally for their own use include HGST, Maxtor, and Seagate. Many of these competitors have greater financial resources, greater technical and manufacturing resources, and more extensive name recognition. We are the only U.S.-headquartered independent disk manufacturer.

      We believe that some of the principal factors used by customers to distinguish among disk manufacturers include consistent time to market, advanced technology, consistent high quality products produced in high volume at low cost and responsiveness to customer preferences and demands. We believe that our products are competitive with respect to each of these factors in the markets that we currently serve.

Manufacturing

      We have four manufacturing facilities located in Penang, Sarawak, and Johor, Malaysia. These facilities have approximately 1,303,000 square feet, a large portion of which contains Class 100 or better clean room environments. These facilities currently have a production capacity of approximately 31 million finished disks a quarter. We are in the process of further expanding our capacity at our existing manufacturing sites in Malaysia. We expect to increase our total capacity to approximately 43 million disks per quarter by the end of 2006.

      Our strategy is to balance, in a cost-effective manner, our investments in new capacity with the expected growth in demand for our products.

      Maintaining low product cost is critical to our ability to sustain profitability. The cost of our products is sensitive to many factors, including production volume, yield, materials and operating supplies consumed, and manufacturing location. Our processes have required substantial investment in equipment and factory buildings. This investment leads to a high fixed cost structure, making our costs sensitive to changes in production volume. Over the last several years, we have successfully reduced the per-unit manufacturing costs of our disks. We believe that our production volumes, yield, and the low cost of our Malaysian manufacturing facilities affords us a comparable or better cost structure compared to others within the industry.

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

      We have, from time to time, upgraded our wastewater treatment facilities to improve the performance and consistency of our wastewater processing. Our Penang and Sarawak manufacturing facilities are ISO 14001-certified. ISO 14001 is a voluntary set of standards that provides companies with a structure for managing the potential environmental impact of their operations. In order to obtain ISO certification, we developed and implemented a formal program to ensure that our manufacturing operations are consistent with minimizing hazardous waste, preventing pollution of air and water, and protecting the environment.

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

Employees

      As of January 1, 2006, on a worldwide basis, we had 7,121 employees. Of the total, 6,141 were full-time employees and 980 were employed on a temporary basis, 6,526 were employed in manufacturing, 446 were employed in research, development, and engineering, and 149 were employed in sales, administrative, and management positions, and 6,728 were employed in Malaysia and 393 were employed in the U.S.

      We believe that our future success will depend in large part on our ability to continue to attract, retain, and motivate highly-skilled and dedicated employees. We have no employees who are represented by a labor union, and we have never experienced a work stoppage.

Item 1A.     Risk Factors

      These risks and uncertainties are not the only ones facing our company. Additional risks and uncertainties that we are unaware of or currently deem immaterial may also become important factors that may harm our business. If any of the following risks actually occur, or other unexpected events occur, our business, financial condition or results of operations could be materially adversely affected, the value of our stock could decline, and investors may lose part or all of their investment. Further, this Form 10-K contains forward-looking statements, and actual results may differ significantly from the results contemplated by our forward-looking statements.

Risks Related to Our Business

Our business is concentrated in the disk drive market, so downturns in the disk drive manufacturing market and related markets may decrease our revenues and margins.

      The market for our products depends on economic conditions affecting the disk drive manufacturing and related markets. Our products are incorporated into disk drives manufactured by our customers for the desktop personal computer market as well as the enterprise storage systems market and electronic device market. Because of the concentration of our products in the disk drive market, which we expect to continue, our business is linked to the success of this market. The disk drive market has historically been seasonal and cyclical, and has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for disks and pricing pressures. It is very difficult to achieve and maintain profitability and revenue growth in the disk drive industry because the average selling price of a disk drive rapidly declines over its commercial life as a result of technological enhancement, productivity improvement and increases in supply. In addition, intense price competition among personal computer manufacturers also tends to cause the average selling price of a disk drive to decline even further.

      The effect of these cycles on suppliers has been magnified by disk drive manufacturers’ practice of ordering components, including disks, in excess of their needs during periods of rapid growth, thereby increasing the severity of the drop in the demand for components during periods of reduced growth or contraction. Further, downturns in the disk drive market may cause disk drive manufacturers to delay or cancel projects, reduce their production, or reduce or cancel orders for our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, pricing pressures, and unused capacity, causing us to realize lower revenues and margins and causing our operating results to suffer. For example, in the fourth quarter of fiscal year 2003, disk drive manufacturers appear to have overbuilt product, which resulted in an excess supply of disk drives that was not fully corrected until approximately the third quarter of fiscal year 2004.

      Due to these factors, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. This increases the chance that our revenues and margins could be lower than the expectations of investors and analysts, which could make our stock price more volatile.

We are in the process of significantly increasing the scope of our manufacturing operations in Malaysia, and if we fail to successfully manage and integrate our expanding operations, we may be unable to exploit potential market opportunities, which would materially and adversely affect our business.

      We are in the process of significantly increasing the scope of our manufacturing operations in Malaysia. We currently have a manufacturing capacity of approximately 31 million units per quarter and plan to increase our capacity to approximately 43 million units per quarter by the end of 2006. We are expanding our capacity as a result of commitments we have made to certain customers pursuant to strategic supply agreements. In the event we do not increase our capacity as planned on a timely basis, we could lose significant future orders from major customers. In the event we are successful in expanding our manufacturing capacity as planned, there can be no assurance we will receive sufficient orders to utilize fully our additional capacity. In addition, the high utilization of our expanded capacity is dependent on our obtaining sufficient operating supplies and raw materials from our limited and sole-source suppliers to accommodate the increased capacity. We do not have binding commitments from these limited and sole-source suppliers to provide sufficient supplies and raw materials to fully utilize the additional capacity.

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

      We sell most of our products to a limited number of customers. Our customers are disk drive manufacturers. Because of our small customer base, the loss of any one significant customer could have a materially adverse impact on our business operations. A relatively small number of disk drive manufacturers dominates the disk drive market. According to TrendFocus, four of these manufacturers (HGST, Maxtor, Seagate, and Western Digital) accounted for approximately 75% of worldwide hard disk drive sales in 2005. In addition, we anticipate that Seagate’s proposed acquisition of Maxtor would make the combined Seagate-Maxtor company the largest disk drive manufacturer in the industry. We expect that the success of our business will continue to depend on a limited number of customers. In 2005, 32% of our net sales were to Maxtor, 24% were to Western Digital , 21% were to HGST, and 16% were to Seagate. In 2004, 47% of our net sales were to Maxtor, 14% were to Western Digital, 29% were to HGST, and 4% were to Seagate. If the combined Seagate-Maxtor company or any one of our other significant customers reduces its disk requirements, cancels existing orders, develops or expands capacity to produce its own disks, or requires us to reduce our prices before we are able to reduce costs, and we are unable to replace these orders with sales to new customers, our sales would be reduced and our business, financial condition, and operating results would suffer. Our ability to maintain strong relationships with our significant customers is essential to our future performance. Any further mergers, acquisitions, consolidations, or other significant transactions involving our significant customers may adversely affect our business and operating results.

      In addition, if our customers cancel orders, our sales could suffer and we are generally not entitled to receive cancellation penalties to offset the loss of sales revenue. Our sales are generally made pursuant to purchase orders that are subject to cancellation, modification, or rescheduling without significant penalties. As a result, if a customer cancels, modifies, or reschedules an order, we may have already made expenditures that are not recoverable, and our profitability will suffer. Furthermore, if our current customers do not continue to place orders with us or if we are unable to obtain orders from new customers, our sales and operating results will suffer.

The proposed Seagate acquisition of Maxtor will reduce our total number of significant customers, which may result in reduced sales and thereby adversely affect our business, revenues and operating results.

      In December 2005, two of our major customers, Seagate Technology and Maxtor Corporation, announced that they entered into a definitive agreement under which Seagate will acquire Maxtor. The transaction is expected to be completed in the second half of 2006, subject to obtaining shareholder approvals and customary regulatory approvals. Until the closing, Seagate and Maxtor will continue to operate as separate businesses. Upon closing of the proposed merger, we anticipate that the combined Seagate-Maxtor company will be the largest disk drive manufacturer in the industry. Since each of Seagate and Maxtor are currently two of our largest customers, the anticipated merger will reduce our total number of customers. We cannot forecast with any certainty the impact that Seagate’s proposed acquisition of Maxtor may have on our business, revenues, and operating results. We face high levels of competition for customers in the disk industry, and the merger and consolidation of two of our significant customers may further reduce our bargaining power, result in reduced demand for our products, lead to downward pricing pressure, and otherwise negatively impact our revenues. The combined Seagate-Maxtor company may have greater financial resources and greater technical and manufacturing resources than Seagate and Maxtor have as stand-alone companies.

      In addition, there can be no assurance that the proposed merger will be successfully completed in a timely manner without disruption to their business operations, or that the combined company will maintain each of Seagate’s and Maxtor’s prior purchasing levels of our products. In addition, the new combined company may impose new product requirements, modifications and demands on us as they seek to maximize their post-merger operational efficiencies and economies of scale. If we fail to mitigate the effects of these risks and pressures, and successfully serve the evolving customer requirements of the combined Seagate-Maxtor company, our business and operations would be adversely affected.

Our agreements with several of our major customers require us to meet certain production volumes, and if we fail to successfully perform under these agreements, we may incur substantial costs and expenses, and our business could be materially and adversely affected.

      We have entered into strategic supply agreements with several of our major customers that require us to meet certain production volume goals. Pursuant to these agreements, monies have been advanced to us to help fund the expansion of our capacity, and if we fail to meet the agreed upon volume goals, we may need to refund some of our customer advances. Even if we succeed in expanding our production capacity in a timely and effective manner as required by our contractual obligations, there can be no assurance that we will meet the product specifications or timetables required by our customers for delivery. Our inability to perform successfully and competently our obligations under our agreements may cause us to incur substantial costs and expenses, and would have an adverse effect on our business, results of operations, and financial condition.

Because we depend on a limited number of suppliers, if our suppliers experience capacity constraints or production failures, our production, operating results and growth potential could be harmed.

      We rely on a limited number of qualified suppliers for some of the materials and equipment used in our manufacturing processes, including aluminum blanks, aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. For example, Kobe Steel, Ltd. is our sole supplier of aluminum substrate blanks, which is a fundamental component in producing our disks. We also rely on Heraeus Incorporated, for a substantial quantity of our sputtering target requirements, and on OMG Fidelity, Inc. for supplies of nickel plating solutions. As a result of increased worldwide demand, the supply of sputtering target materials has been constrained over the past year, and has recently intensified, resulting in longer lead times and product allocation from certain target suppliers. The increasing demand for many of these materials provides our sole-source suppliers with additional bargaining power. Our production capacity would be limited if one or more of these materials were to become unavailable or available in reduced quantities, or if we were unable to find alternative suppliers. If our sources of materials and supplies were limited or unavailable for a significant period of time or the costs of such materials were to increase, our production, operating results, and ability to grow our business could be adversely affected.

      We cannot be assured that we will be able to obtain adequate supplies of critical materials and equipment in a timely and economic manner, or at all. The success of our products also depends on our ability to effectively integrate materials that use leading-edge technology. If we are unable to successfully manage the integration of materials obtained from third party suppliers, our business, financial condition and operating results could suffer.

If we are unable to perform successfully in the highly competitive and increasingly concentrated disk industry, we may not be able to maintain or gain additional market share, and our operating results would be harmed.

      The market for our products is highly competitive, and we expect competition to continue in the future. Competitors in the thin-film media industry fall primarily into two groups: Asian-based independent disk manufacturers, and captive disk manufacturers. Our major Asian-based independent competitors include Fuji Electric, Hoya, and Showa Denko. The captive disk manufacturers who produce thin-film media internally for their own use include HGST, Maxtor, and Seagate. Many of these competitors have greater financial resources than we have, which could allow them to adjust to fluctuating market conditions better than we. Further, they may have greater technical and manufacturing resources, more marketing power, and a broader array of products. To the extent our competitors continue to consolidate and achieve greater economies of scale, we will face additional competitive challenges. Our competitors may also lower their product prices to gain market share, develop new technology which would significantly reduce the cost of their products, or offer more products than we do and therefore enter into agreements with customers to supply their products as part of a larger supply agreement. Price declines are also affected by any imbalances between demand and supply. For most of 2002, as in the several years prior, disk supply exceeded demand. As independent suppliers like us struggled to utilize their capacity, the excess disk supply caused average selling prices for disks to decline. Supply and demand conditions have improved since 2002, resulting in a more stable pricing environment. Supply and demand factors and industry-wide competition could adjust in the future and force disk prices down, which, in turn, would put pressure on our gross margin. Additionally, the average selling price of disks and disk drives rapidly declines over their commercial life as a result of technological enhancements, productivity improvements and industry supply increases. We may be forced to lower our prices or add new products and features at lower prices to remain competitive, and we may otherwise be unable to introduce new products at higher prices. We cannot be assured that we will be able to compete successfully in this kind of price competitive environment. If we are not able to compete successfully in the future, we would not be able to gain additional market share for our products, or we may lose our existing market share, and our operating results could be harmed.

If we are not able to attract and retain key personnel, including a successor Chief Executive Officer for our company, our business and operations could be harmed.

      Our future success depends on the continued service of our executive officers, our highly-skilled research, development and engineering team, our manufacturing team, and our key administrative, sales and marketing, and support personnel, many of whom would be extremely difficult to replace. In February 2006, our Chief Executive Officer, Thian Hoo Tan, announced his intention to retire as an officer and director of the Company later in 2006. We have started an executive search for a successor. This search has been initiated as part of our succession planning, and will include both internal and external candidates. There is no guarantee that we will find a suitable and qualified successor to Mr. Tan in a timely manner, and even if a successor is hired, we may not be able to successfully retain such person for an extended period of time, which could adversely affect our business. Acquiring and retaining talented personnel who possess the advanced skills we require has been difficult, particularly at our Malaysian manufacturing facilities where there is high growth in the marketplace We may not be able to attract, assimilate, or retain highly-qualified personnel to maintain the capabilities that are necessary to compete effectively. Further, we do not have key person life insurance on any of our key personnel. If we are unable to retain existing or hire key personnel, our business, financial condition, and operating results could be harmed.

If our production capacity is underutilized, our gross margin will be adversely affected and we could sustain significant losses.

      Our business is characterized by high fixed overhead costs, including expensive plant facilities and production equipment. Our per-unit costs and our gross profit are significantly affected by the number of units we produce and the amount of our production capacity that we utilize. We are in the process of significantly expanding our production capacity to approximately 43 million units per quarter by the end of 2006 from approximately 30 million units per quarter at the end of 2005. We have in the past, and may in the future, experience periods of underutilized capacity. For example, in the third quarter of 2004, we completed the installation of additional equipment, which increased our production capacity from approximately 20 million disks a quarter to approximately 24 million disks a quarter. Our finished disk shipments were below this capacity level in the third quarter and fourth quarter of 2004. If our capacity utilization decreases for any reason, including lack of customer demand or cancellation or delay of customer orders, we could experience significantly higher unit production costs, lower margins, and potentially significant losses, as occurred for several years prior to 2003. Underutilization of our production capacity could also result in equipment write-offs, restructuring charges, and employee layoffs. If our production capacity is underutilized for any reason, our financial results and our business would be severely harmed.

Changes in the accounting treatment of stock-based awards will adversely affect our reported results of operations.

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123R became effective for Komag beginning in the first quarter of 2006. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values and does not permit pro forma disclosure as an alternative to financial statement recognition. The adoption of the SFAS 123R fair value method will have an adverse impact on our reported results of operations because the stock-based compensation expense will be charged directly against our reported earnings.

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

All of our manufacturing operations are in Malaysia and our foreign operations and international sales subject us to additional risks inherent in doing business on an international level that could make it more costly and difficult to conduct our business.

      Our manufacturing operations are consolidated in Malaysia. As a result, technology developed at our U.S.-based research and development center must be first implemented for high-volume production at our Malaysian facilities. Therefore, we rely heavily on electronic communications between our U.S. headquarters and our Malaysian facilities to transfer specifications and procedures, diagnose operational issues, and meet customer requirements. If our operations in Malaysia or overseas communications are disrupted for a prolonged period for any reason, including a failure in electronic communications with our U.S. operations, the manufacture and shipment of our products would be delayed, and our results of operations would suffer. In addition, a tsunami, flood, earthquake, political instability, act of terrorism or other disaster or condition that adversely affects our facilities or ability to manufacture our products could significantly harm our business, financial condition and operating results.

      Additionally, because a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit), we are particularly sensitive to any change in the foreign currency exchange rate for the ringgit. For approximately seven years, the exchange rate between the ringgit and the U.S. dollar was pegged at 3.8 ringgits to one U.S. dollar by the Malaysian government. On July 21, 2005, Malaysia removed its currency peg to the U.S. dollar in favor of a managed float system. The change in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. In 2005, our spending on payroll, manufacturing, and operating expenses, and raw materials and capital purchases that were denominated in ringgit was approximately $232.7 million. Additionally, in 2005, we paid approximately $78.6 million U.S. dollars to a Malaysian supplier for raw materials purchases, based on a cost plus a percentage arrangement. This Malaysian supplier incurs certain costs that are denominated in ringgit; therefore, any change in the valuation of the ringgit could materially impact the cost per unit we pay for such raw materials. Furthermore, our ability to transfer funds from our Malaysian operations to the U.S. is subject to Malaysian rules and regulations.

      There are a number of other risks associated with conducting business outside of the U.S. Our Malaysian operations account for substantially all of our net sales. Our sales are primarily made to Asian customers, including the foreign subsidiaries of domestic disk drive companies. Accordingly, our operating results are subject to the risks inherent with international operations, including, but not limited to:

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

      The disk industry is subject to rapid technological change, and if we are unable to anticipate and develop products and production technologies on a timely basis, our competitive position could be harmed. Customization has increased the risk of product obsolescence, and as a result, supply chain management, including just-in-time delivery, has become a standard industry practice. In order to sustain customer relationships and sustain profitability, we must be able to develop new products and technologies in a timely fashion in order to help customers reduce their time-to-market performance, and continue to maintain operational excellence that supports high-volume manufacturing ramps and tight inventory management throughout the supply chain. The success of any new product introduction is dependent on a number of factors, including market acceptance, our ability to manage the risks associated with product transitions, and the risk that a new product will have quality problems or other defects in the early stages of introduction that were not anticipated in the design of such product. Accordingly, we have invested, and intend to continue to invest heavily, in our research and development program. If we cannot respond to this rapidly changing environment or fail to meet our customers’ demanding product and qualification requirements, we will not be able to compete effectively. As a result, we would not be able to maximize the use of our production facilities, and our profitability would be negatively impacted.

If we do not keep pace with the rapid technological change in the disk drive industry, we will not be able to compete effectively, and our operating results could suffer.

      Our products primarily serve the 3 1/2-inch disk drive market where product performance, consistent quality, price, and availability are of great competitive importance. The continuing need for high-capacity disk drives requires disks with higher storage capacity. Higher storage capacity on the surface of a disk is achieved by increasing its areal density. Areal density continues to increase rapidly, requiring significant improvement in every aspect of disk design. These advances require substantial on-going process and technology development. New process technologies, including SAF and PMR, must support cost-effective, high-volume production of disks that meet these ever-advancing customer requirements for enhanced magnetic recording performance. We may not be able to develop and implement these technologies in a timely manner in order to compete effectively against our competitors’ products or entirely new data storage technologies. In addition, we must transfer our technology from our U.S.-based research and development center to our Malaysian manufacturing operations.

      If we cannot advance our process technologies or do not successfully transfer those advanced technologies at high yields to our Malaysian operations, or if technologies that we have chosen not to develop prove to be viable competitive alternatives, we would not be able to compete effectively. As a result, we would lose market share and face increased price competition from other manufacturers, and our operating results would suffer.

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

      Our finished disks are manufactured primarily from aluminum substrates, which are the primary substrate used in desktop PC, enterprise applications, and high-capacity consumer applications. Some disk manufacturers emphasize the use of glass as a basis for the manufacture of their disks to primarily serve the mobile PC market and certain other consumer applications. These applications are expected to achieve significant growth in the near future. To the extent glass-based applications were to achieve significant growth in the market place, we may lose market share if we were unable to move rapidly to produce glass-based disks to address the demand.

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

      Our operating results historically have fluctuated significantly on both a quarterly and annual basis. We believe that our future operating results will continue to be subject to quarterly variations based on a wide variety of factors, including:

•	timing of significant orders, or order cancellations;

•	changes in our product mix and average selling prices;

•	modified, adjusted, or rescheduled shipments;

•	actions by our competitors, including announcements of new products or technological innovations;

•	availability of disks versus demand for disks;

•	the cyclical nature of the disk drive industry;

•	our ability to develop and implement new and efficient manufacturing process technologies;

•	increases in our production and engineering costs associated with initial design and production of new product programs;

•	our ability to execute future product development and production ramps effectively;

•	fluctuations in exchange rates, particularly between the U.S. dollar and the Malaysian ringgit;

•	the ability of our process equipment to meet more stringent future product requirements;

•	our ability to introduce new products that achieve cost-effective high-volume production in a timely manner, timing of product announcements, and market acceptance of new products;

•	the availability of our production capacity, and the extent to which we can use that capacity;

•	changes in our manufacturing efficiencies, in particular product yields and input costs for direct materials, operating supplies and other running costs;

•	prolonged disruptions of operations at any of our facilities for any reason;

•	changes in the cost of or limitations on availability of labor;

•	structural changes within the disk industry, including combinations, failures, and joint venture arrangements; and

•	changes in tax regulations in foreign jurisdictions that could potentially reduce our tax incentives in areas such as Malaysian capital allowances, tax holidays, and exemptions on withholding tax on royalty payments made by our Malaysian operations to our subsidiary in the Netherlands.

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

      Even if we are in compliance in all material respects with all present environmental regulations, it is often difficult to estimate the future impact of environmental matters, including potential liabilities. If we have to make significant capital expenditures or pay significant expense in connection with remedial actions or to continue to comply with applicable environmental laws, our business, financial condition and operating results could suffer. Furthermore, our manufacturing processes rely on the use of hazardous materials, and any accidental hazardous discharge could result in significant liability and clean-up expenses, which could harm our business, financial condition, and results of operations.

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

Earthquakes, tsunamis or other natural or man-made disasters could disrupt our operations.

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

Terrorist attacks may adversely affect our business and operating results.

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

      The Sarbanes-Oxley Act (the Act), which was signed into law in October 2002, mandates that, among other things, companies maintain rigorous corporate governance measures, and imposes comprehensive reporting and disclosure requirements. The Act also imposes increased civil and criminal penalties on a corporation, its chief executive and chief financial officers, and members of its board of directors, for securities law violations. In addition, the Nasdaq National Market, on which our common stock is traded, has adopted and is considering the adoption of additional comprehensive rules and regulations relating to corporate governance. These rules, laws, and regulations have increased the scope, complexity, and cost of our corporate governance, reporting, and disclosure practices. Because compliance with these rules, laws, and regulations is costly and time-consuming, our management’s attention could be diverted from managing our day-to-day business operations, and our operating expenses could increase. In addition, because of the inherent limitations in all financial control systems, it is possible that, in the future, a material weakness may be found in our internal controls over financial reporting, which could affect our ability to insure proper financial reporting.

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

      In 2004, we completed a public common stock offering of 4.0 million shares (of which 0.5 million were sold by selling stockholders) and a public $80.5 million Convertible Subordinated Notes offering. Debt service obligations arising from the offering of our Convertible Subordinated Notes could limit our ability to borrow more money for operations and implement our business strategy in the future.

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

Item 1B.     Unresolved Staff Comments

      None.

Item 2.	Properties

      The following table summarizes the location, description, current status, and size of our facilities:

		Current Lease
Location	Description	Term Expires	Renewal Options	Square Feet

Leased Facilities

San Jose, California	Headquarters and R&D Center	December 2014	two 5-year options	188,000

Owned Facilities

Penang, Malaysia	Manufacturing	—	—	785,000

Sarawak, Malaysia	Manufacturing	—	—	275,000

Johor, Malaysia	Manufacturing	—	—	243,000

      We believe that the facilities under lease or owned by us, including the expansion activities at two of our existing facilities, will be adequate for at least the next 12 months. For additional information regarding our obligations under property leases, see Note 12 of Notes to Consolidated Financial Statements, which is included in Part II, Item 8 of this Report.

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

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to our stockholders during our fourth quarter of 2005.

Our Executive Officers

      The following table sets forth the name, age, and other information regarding our executive officers as of February 22, 2006. No family relationship exists between any of our directors and executive officers.

Thian Hoo Tan	57	Chief Executive Officer

Timothy D. Harris	50	Executive Vice President, Chief Operating Officer

Ray L. Martin	62	Executive Vice President, Customer Sales and Service

Peter S. Norris	54	Executive Vice President, Strategic Business Development

Michael A. Russak	58	Executive Vice President, Chief Technical Officer

Kathleen A. Bayless	49	Senior Vice President, Chief Financial Officer, and Secretary

William G. Hammack	56	Senior Vice President, Human Resources

Paul G. Judy	43	Vice President, Corporate Controller, and Chief Accounting Officer

      Mr. Tan joined our company in 1989, and started our first San Jose, California, manufacturing facility in 1989, our Penang operations in 1993, and our Sarawak operations in 1996. Mr. Tan returned to the U.S. and assumed the position of Senior Vice President, Worldwide Operations, from 1996 through his appointment to his present position of Chief Executive Officer in 1999. Before joining our company, Mr. Tan was Vice President of Operations at HMT. Mr. Tan holds B.S. and M.S. degrees in Physics from the University of Malaya in Kuala Lumpur.

      Mr. Harris joined our company in October 2005. Before joining our company, he worked at iolon, Inc. where he served as Vice President of Operations from 2000 to 2004 and Chief Operating Officer from 2004 to 2005. From 1990 to 2000, Mr. Harris served in various management and executive positions, at Seagate Technology, including Senior Vice President of Worldwide Technology Operations, and Managing Director of Malaysian Head Operations. Before joining Seagate, Mr. Harris held manufacturing and management positions at Conner Peripherals, Domain Technology, and Memorex. Mr. Harris holds a Master of Business Administration degree from Santa Clara University and a B.A. degree from the University of California, Santa Cruz.

      Mr. Martin joined our company in 1997 as Vice President, Product Assurance and Product Test, and became our Senior Vice President, Customer Sales and Service in 1998. In 2001, Mr. Martin became our Executive Vice President, Customer Sales and Service. From 1990 to 1997, he was Director of Process and Technology at Quantum Corporation. Prior to working at Quantum, Mr. Martin held a number of management and engineering positions at several leading disk drive manufacturers, including Western Digital, Seagate Technology, and IBM. Mr. Martin holds a B.S. degree in Mechanical Engineering from Kansas State University.

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

      Dr. Russak joined our company in October 2000, as Chief Technical Officer and Executive Vice President of Research and Development, after our merger with HMT. Previously, Dr. Russak was with HMT, which he joined in 1993 as Vice President — Research and Development. He subsequently became Chief Technical Officer in 1998 and Executive Vice President — Research & Development and Chief Technical Officer in 1999. From 1985 to 1993, Dr. Russak held several staff and management positions with IBM. Dr. Russak holds a B.S. in Ceramic Engineering and a Ph.D. in Materials Science from Rutgers University.

      Ms. Bayless joined our company in 1994 as Corporate Controller, became a Vice President in 2000, our Chief Financial Officer in September 2002, and a Senior Vice President in 2005. Before joining us, Ms. Bayless worked for the public accounting firm of Ernst & Young, LLP. Ms. Bayless holds a B.S. degree in Accounting from California State University Fresno, and is a Certified Public Accountant.

      Mr. Hammack joined our company in June 2002, as Vice President, Human Resources. Mr. Hammack left Komag in January 2005 to take a position as Vice President with IDT Inc. Mr. Hammack returned to Komag in March 2005, and became a Senior Vice President in 2005. Before joining Komag in 2002, Mr. Hammack served as Vice President, Human Resources at Zambeel, Inc. from 2001 to 2002. Prior to that, he served as Vice President, Human Resources at QRS Corporation from 1999 to 2001. From 1982 to 1999, he served as Vice President, Human Resources at General Electric Medical Systems/ Diasonics. Mr. Hammack holds a B.A. degree from San Diego State University.

      Mr. Judy joined our company in 1988 as a senior accountant, and served in various accounting and financial reporting roles through September 1999. From March 2000 to March 2004, Mr. Judy worked for New Focus, Inc. in financial reporting management roles, including Corporate Controller. Mr. Judy rejoined our Company in March 2004 as Corporate Controller and Chief Accounting Officer, and was promoted to Vice President in October 2005. Before joining us in 1988, Mr. Judy worked for the public accounting firm of Arthur Andersen LLP. Mr. Judy holds a B.S. degree in Commerce from Santa Clara University, and is a Certified Public Accountant.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

      The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock, as reported by the Nasdaq National Market.

	High	Low

2004

First Quarter	$24.00	$14.61

Second Quarter	19.48	12.68

Third Quarter	14.08	9.75

Fourth Quarter	19.21	13.96

2005

First Quarter	23.33	17.33

Second Quarter	32.30	19.96

Third Quarter	39.95	28.33

Fourth Quarter	37.62	24.93

      As of February 22, 2006, 30,165,875 shares of our common stock were outstanding. These shares were held by 55 holders of record.

Dividend Policy

      We have never declared cash dividends on our common stock. We presently intend to retain all cash to repay our debt and operate and expand our business, and do not anticipate paying any cash dividends in the near future.

Recent Sales of Unregistered Securities

      There were no sales of unregistered securities during the quarter ended January 1, 2006.

Item 6.	Selected Consolidated Financial Data

      The following table sets forth selected consolidated financial data and other operating information of Komag, Incorporated. The financial data and operating information is derived from the consolidated financial statements of Komag, Incorporated, and should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein (in thousands, except per share amounts).

	Successor Company

	Fiscal Year Ended
				Six Months Ended
	January 1,	January 2,	December 28,	December 29,
	2006	2005	2003	2002

				(1)

Consolidated Statements of Operations Data

Net sales	$685,946	$458,377	$438,292	$174,749

Gross profit (loss)	188,733	112,117	107,422	31,740

Restructuring/ impairment charges	—	—	—	34,763

Operating income (loss)	117,932	54,382	49,419	(36,380)

Interest expense	1,765	3,176	13,153	6,553

Other income (expense), net	(415)	(151)	250	2,150

Reorganization costs, net	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	115,637	51,355	36,040	(41,919)

Cumulative effect of change in accounting principle	—	—	—	—

Net income (loss)	$115,637	$51,355	$36,040	$(41,919)

Basic net income (loss) per share	$3.99	$1.88	$1.53	$(1.84)

Diluted net income (loss) per share	$3.55	$1.71	$1.47	$(1.84)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Predecessor Company

	Six Months Ended	Fiscal Year Ended
	June 30,	December 30,
	2002	2001

	(2) (3) (4) (7) (8)	(5) (6) (7) (8)

Consolidated Statements of Operations Data

Net sales	$111,955	$282,613

Gross profit (loss)	1,558	(6,740)

Restructuring/ impairment charges	4,318	57,430

Operating income (loss)	(27,674)	(145,927)

Interest expense	—	155,192

Other income (expense), net	397,009	3,771

Reorganization costs, net	6,511	6,066

Income (loss) before cumulative effect of change in accounting principle	359,924	(296,395)

Cumulative effect of change in accounting principle	(47,509)	—

Net income (loss)	$312,415	$(296,395)

Basic net income (loss) per share	—	—

Diluted net income (loss) per share	—	—

	Successor Company

	As of				Predecessor Company

	January 1,	January 2,	December 28,	December 29,	As of
	2006	2005	2003	2002	December 30, 2001

Consolidated Balance Sheet Data

Property, plant, and equipment, net, and land and buildings held for sale	$351,046	$205,642	$184,536	$221,014	$256,856

Total assets	731,451	431,095	347,807	317,200	407,850

Current portion of long-term debt	—	—	20,247	10,229	—

Long-term debt, less current portion	80,500	80,500	95,801	129,923	—

Liabilities subject to compromise	—	—	—	—	516,173

Stockholders’ equity (deficit)	$419,005	$287,626	$166,588	$127,960	$(144,939)

(1)	Results of operations for the six months ended December 29, 2002 included a $33.9 million impairment charge related to the write-off of all remaining goodwill, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).

(2)	Results of operations for the six months ended June 30, 2002 included other income of $379.0 million associated with the extinguishment of liabilities subject to compromise as of June 30, 2002, and other income of $17.3 million to revalue the Company’s assets and liabilities at June 30, 2002 to fair value as prescribed by fresh-start reporting under Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

(3)	Results of operations for the six months ended June 30, 2002, included a $4.3 million restructuring/impairment charge in connection with the shutdown of the Company’s research and development facility in Santa Rosa, California.

(4)	Results of operations for the six months ended June 30, 2002, included a $47.5 million transitional impairment loss under SFAS No. 142. The loss was recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations.

(5)	Results of operations for 2001 included a $45.8 million impairment charge related to the write-down of land and buildings held for sale, a $4.4 million impairment charge related to manufacturing equipment no longer in service, and restructuring charges of $7.2 million primarily related to lease obligations on equipment no longer in service and additional facility closure costs.

(6)	Results of operations for 2001 included a $99.1 million interest expense charge related to accretion to bring the subordinated convertible notes up to their full face value of $230.0 million.

(7)	In accordance with SOP 90-7, we did not record interest expense on our outstanding debt during the chapter 11 proceedings from August 24, 2001, through June 30, 2002.

(8)	Earnings per share of the Predecessor Company are not presented, as the amounts are not meaningful.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes included in Item 8, Consolidated Financial Statements and Supplementary Data of this Report.

      The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business, including but not limited to: our belief that we are a leading independent supplier of disks; our belief that we have developed a deep understanding of market needs in the disk drive market; our belief that our manufacturing and technology development programs provide us with competitive advantages in maintaining and growing our market share; our belief that we have developed strong relationships with many of the leading disk drive manufacturers; our belief that our manufacturing operations, together with our experience in the industry and our economies of scale, provide us with timing and cost advantages in delivering consistently high-quality products to our customers in high volumes; our plan to continue to generate cash from our operations in 2006; our belief that we will continue to investigate areas where we can expand our presence in the disk market; our expectation that we will continue to generate cash from operations; our expectation that we will fund our expansion with cash from operations and customer advances; our expectation that we will expand our disk manufacturing capacity to 43 million disks a quarter by the end of 2006; and our belief that the estimates and judgments made regarding future events in connection with the preparation of our financial statements are reasonable. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” and similar expressions. In addition, forward-looking statements include, but are not limited to, statements about our beliefs, estimates, or plans about our ability to maintain low manufacturing and operating costs and costs per unit, our ability to estimate revenues, shipping volumes, pricing pressures, returns, reserves, demand for our disks, selling, general, and administrative expenses, taxes, research, development, and engineering expenses, spending on property, plant, and equipment, expected sales of disks and the market for disk drives generally and certain customers specifically, and our beliefs regarding our liquidity needs.

      Forward-looking statements are estimates reflecting the best judgment of our senior management, and they involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Our business is subject to a number of risks and uncertainties. While this discussion represents our current judgment on the future direction of our business, these risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Some of the important factors that may influence possible differences are continued competitive factors, technological developments, pricing pressures, changes in customer demand, and general economic conditions, as well as those discussed in the Risk Factors section below. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements. Readers should review the Risk Factors section above, as well as other documents filed from time to time by us with the SEC.

Results of Operations

Overview

      We design, manufacture, and market thin-film media (disks), which are incorporated into disk drives. Our net sales are driven by the level of demand for our disks by disk drive manufacturers, and the average selling prices of our disks. Demand for our disks is dependent on unit growth in the disk drive market, the growth of storage capacity in disk drives, which affects the number of disks needed per drive, and the number of disks our customers purchase from external suppliers. Average selling prices are dependent on overall supply and demand for disks and our product mix.

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

      To address increasing demand, we expanded our media capacity in both 2004 and 2005, and are in the process of expanding our capacity in 2006. We installed additional equipment at our media manufacturing facilities to expand our media capacity from approximately 20 million a quarter in 2003 to approximately 30 million a quarter by the end of 2005. To help balance media capacity, we expanded our substrate capacity in the first quarter of 2004 by purchasing a Malaysian substrate facility from Trace Storage Technology (Trace), and have subsequently expanded production capacity at that facility from 2004 to 2006.

      As a result of continuing strong customer demand, we entered into supply agreements in 2005 with three of our major customers. We are currently in the process of expanding our capacity to approximately 43 million units a quarter by the end of 2006 to support the volume commitments in these strategic customer agreements.

      Our 2005, 2004, and 2003 fiscal years included 52 weeks, 53 weeks, and 52 weeks, respectively.

      The following discussions compare the results of operations for the fiscal year ended January 1, 2006, to the results of operations for the fiscal year ended January 2, 2005, and compare the results of operations for the fiscal year ended January 2, 2005, to the results of operations for the fiscal year ended December 28, 2003. To facilitate an understanding of these discussions, we have provided the following table.

      The table (in thousands) reflects our results of operations for the 2005, 2004, and 2003 fiscal years, and also reflects statement of operations components as a percentage of net sales.

	Year Ended

	January 1, 2006		January 2, 2005		December 28, 2003

Net sales	$685,946	100.0%	$458,377	100.0%	$438,292	100.0%

Cost of sales	497,213	72.5%	346,260	75.5%	330,870	75.5%

Gross profit	188,733	27.5%	112,117	24.5%	107,422	24.5%

Research, development, and engineering expense	48,873	7.1%	40,783	9.0%	42,085	9.7%

Selling, general, and administrative expense	23,622	3.4%	17,980	3.9%	18,939	4.3%

Gain on disposal of assets	(1,694)	(0.2)%	(1,028)	(0.2)%	(3,021)	(0.7)%

Interest income	(5,327)	(0.8)%	(1,371)	(0.3)%	(524)	(0.1)%

Interest expense	1,765	0.3%	3,176	0.7%	13,153	3.0%

Other (income) expense, net	415	0.1%	151	0.0%	(250)	(0.1)%

Provision for income taxes	5,442	0.8%	1,071	0.2%	1,000	0.2%

Net income	$115,637	16.8%	$51,355	11.2%	$36,040	8.2%

Fiscal Year 2005 versus Fiscal Year 2004

Net Sales

      Consolidated net sales in 2005 were $685.9 million, a 49.6% increase compared to $458.4 million in 2004. Our finished unit sales volume increased to 107.0 million units in 2005 from 70.7 million units in 2004. The increase in consolidated net sales primarily reflected the increase in our sales volume. Our average selling price in 2005 was slightly lower compared to 2004.

      Other disk sales, which generally include single-sided disks, aluminum substrate disks, plated disks, textured disks, and polished disks, were $86.5 million in 2005, compared to $52.8 million in 2004. The increase reflected higher sales of textured disks, polished disks, and aluminum substrates. The increase in other disk sales was related to higher customer demand. Disk substrate sales vary from period to period based on customer requirements.

      Finished disk shipments for desktop and consumer applications together represented 93% of our unit shipment volume in 2005 compared to 91% in 2004. The remaining finished disk shipments (7% in 2005 and 9% in 2004) were disks for enterprise drives. Sales of 100 GB and greater per platter disks in 2005 increased to 26.4% of net sales, compared to 8.4% in 2004.

      In 2005, sales to Maxtor, Western Digital, HGST, and Seagate accounted for 32%, 24%, 21%, and 16% respectively, of our revenue. In 2004, sales to Maxtor, Western Digital , HGST, and Seagate in 2004 accounted for 47%, 14%, 29%, and 4% respectively, of our revenue. Our sales are concentrated among a few customers. We expect to continue to derive a substantial portion of our sales from Maxtor, Western Digital , HGST and Seagate, and from a small number of other customers. In December 2005, Seagate and Maxtor announced that they entered into a definitive agreement under which Seagate will acquire Maxtor. The transaction is expected to be completed in the second half of 2006.

      Based on the continuing strong market demand, we expect total revenue for the first quarter of 2006 to be at or slightly above the $192.9 million total revenue achieved in the fourth quarter of 2005 and revenue for the second quarter of 2006 to be above the first quarter. This level of revenue reflects current continuing strong demand for finished disks, as well as demand for our substrates.

Gross Profit

      Our gross profit percentage increased 3.0 percentage points to 27.5% in 2005, compared to 24.5% in 2004. In 2005, a positive gross profit impact of 4.9 percentage points due to a lower cost per disk was partially offset by a negative 1.9 percentage point impact from lower finished unit average selling prices.

Research, Development, and Engineering Expenses

      Research, development, and engineering (R&D) expenses of $48.9 million in 2005 were $8.1 million higher than the $40.8 million in 2004. The increase primarily reflected higher incentive compensation expense of $5.3 million, higher payroll costs of $1.8 million associated with an increase in headcount in 2005, higher equipment related costs of $1.1 million due to new equipment added to support R&D activities, and higher deferred stock-based compensation expense of $0.7 million. The increases were partially offset by $1.2 million lower materials and operating costs. We expect 2006 R&D spending to be, as a percentage of sales, similar to 2005 levels.

Selling, General, and Administrative Expenses

      Selling, general, and administrative (SG&A) expenses of $23.6 million in 2005 were $5.6 million higher compared to the $18.0 million incurred in 2004. The increase primarily reflected higher incentive compensation of $2.7 million, higher deferred stock-based compensation expense of $1.2 million and an increase in headcount and related compensation expense of $1.6 million. We expect 2006 SG&A spending to be, as a percentage of sales, similar to 2005 levels.

Gain on Disposal of Assets

      Gain on disposal of assets in 2005 was $1.7 million, and primarily reflected the sale of a facility in Eugene, Oregon. Gain on disposal of assets in 2004 was $1.0 million, and primarily reflected sales of idle equipment.

Interest Expense

      Interest expense in 2005 was $1.8 million, and reflected interest expense on the Convertible Subordinated Notes (see Note 9 to the consolidated financial statements). Interest expense in 2004 was $3.2 million, and included $1.6 million of interest expense on the Convertible Subordinated Notes, and $1.6 million of interest expense on the Senior Secured Notes and certain promissory notes. The Senior Secured Notes and promissory notes were redeemed in full, including accrued interest, in February 2004. There were no gains or losses on the redemptions, and there were no unamortized debt issuance costs.

Income Taxes

      Our annual effective income tax rate for 2005 was 4.5% and for 2004 was 2%. The tax provision includes taxes related to our U.S. and international operations. Our manufacturing facilities, which are located in Malaysia, have been granted various tax holidays with varying expiration dates. In July 2005, the Malaysian government agreed to reset the expiration dates of the existing tax holidays to December 2006 and approved a new, 10-year tax holiday covering all of our Malaysian operations. The new tax holiday commences in January 2007 and expires in December 2016.

Fiscal Year 2004 versus Fiscal Year 2003

Net Sales

      Consolidated net sales for 2004 were $458.4 million, a 4.6% increase compared to $438.3 million in 2003. Our finished unit average selling price for 2004 improved slightly compared to 2003. The higher average selling price reflected a higher mix of more advanced 80 GB and higher 3 1/2-inch product offerings in 2004. Our finished unit sales volume increased to 70.7 million units in 2004 from 69.7 million units in 2003.

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

      Sales to Maxtor, HGST, and Western Digital in 2004 accounted for 47%, 29%, and 14%, respectively, of our revenue. In 2003, sales to Maxtor, HGST, and Western Digital accounted for 37%, 17%, and 38%, respectively, of our revenue. Sales to Seagate were less than 10% of our revenue for both 2004 and 2003.

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

Research, Development, and Engineering Expenses

      R&D expenses of $40.8 million in 2004 were $1.3 million lower than the $42.1 million in 2003. The decrease primarily reflected lower incentive compensation expense of $3.7 million and lower deferred stock-based compensation expense of $0.7 million, partially offset by higher payroll and related costs of $3.1 million associated with higher 2004 headcount.

Selling, General, and Administrative Expenses

      SG&A expenses of $18.0 million in 2004 were $0.9 million lower compared to the $18.9 million incurred in 2003. The decrease primarily reflects lower incentive compensation of $2.0 million and lower deferred compensation expense of $0.6 million, partially offset by higher headcount and related compensation expense of $0.8 million, and higher consulting fees of $1.2 million. The increase in consulting fees primarily reflected costs associated with complying with section 404 of the Sarbanes-Oxley Act of 2002.

Gain on Disposal of Assets

      Gain on disposal of assets in 2004 was $1.0 million, and primarily reflected sales of idle equipment. Gain on disposal of assets in 2003 was $3.0 million, including a $1.0 million gain on the sale of our Fremont, California land and buildings, and $2.0 million of gains on various sales of idle manufacturing equipment.

Interest Expense

      Interest expense in 2004 was $3.2 million, and included $1.6 million of interest on the Senior Secured Notes and certain promissory notes, and $1.6 million of interest expense on the new Convertible Subordinated Notes (see Note 9 to the consolidated financial statements). Interest expense in 2003 was $13.2 million, and primarily represented interest on the Senior Secured Notes, the Junior Secured Notes, and certain promissory notes.

      The Senior Secured Notes and promissory notes were redeemed in full, including accrued interest, in February 2004. The Junior Secured Notes were redeemed in full, including accrued interest, in the fourth quarter of 2003. There were no gains or losses on the redemptions, and there were no unamortized debt issuance costs.

Income Taxes

      Our annual effective income tax rate for 2004 was 2% and included taxes on income generated by sales of product no longer covered under the tax holiday at our first Malaysian plant site as discussed below ($1.0 million) and other tax expenses related to our U.S. and international operations (less than $0.1 million).

      In 2004 and 2003, KMS recorded tax expense of $1.0 million and $1.5 million, respectively, related to the sale of product no longer covered under the extended tax holiday at our first plant site. In 2004 and 2003, we utilized $3.5 million and $5.4 million, respectively, of Malaysian capital allowances and net operating loss carryforwards. Upon our reorganization on June 30, 2002, we provided a full valuation allowance against all tax assets; therefore, upon utilization of the capital allowances and net operating loss carryforwards in 2004 and 2003, we reduced intangible assets by $1.0 million and $1.5 million, respectively. See Note 5 to the consolidated financial statements.

Critical Accounting Policies

      In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. We regularly evaluate our estimates, including those related to our revenues, allowance for inventories, commitments and contingencies, income taxes, and asset impairments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ significantly from those estimates if our assumptions are incorrect. We believe that the following discussion addresses our most critical accounting policies. These policies are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

      Since estimated sales returns are recorded as a reduction in revenues, any significant difference between our estimated and actual experience or changes in our estimate would be reflected in our reported revenues in the period we determine that difference. There were no significant changes from prior year estimates in 2005.

Inventory Obsolescence

      Our policy is to provide for inventory obsolescence based upon an estimated obsolescence percentage applied to the inventory based on age, historical trends, and requirements to support forecasted sales. In addition, and as necessary, we may provide additional charges for future known or anticipated events. There were no significant changes from prior year estimates in 2005.

Liquidity and Capital Resources

      Cash, cash equivalents, and short-term investments of $205.0 million at the end of 2005 increased by $100.9 million from the end of 2004. The increase primarily reflected a $245.5 million increase resulting from consolidated operating activities, $7.9 million in proceeds from the sale of common stock, and $3.2 million in proceeds from idle equipment sales, offset by $155.6 million of spending on property, plant, and equipment.

      On July 21, 2005, Malaysia removed its currency peg to the U.S. dollar in favor of a managed float system. As of January 1, 2006, we held approximately $34.9 million (Malaysian ringgit 131.8 million) of cash and cash equivalents that were denominated in Malaysian ringgit.

      Consolidated operating activities generated $245.5 million in cash in 2005. The primary components of this change include the following:

•	net income of $115.6 million, net of non-cash depreciation and amortization of property, plant and equipment of $44.5 million and other non-cash charges and gains of $10.6 million;

•	an accounts receivable increase of $37.0 million, which primarily reflected an increase in sales in 2005 compared to 2004;

•	an inventory increase of $18.2 million, which primarily reflected increased inventory to support increased production and sales volumes;

•	an accounts payable increase of $18.7 million, which primarily reflected increased spending for inventory and other costs to support our increased level of operations; and

•	a customer advance, accrued expenses, and other liabilities increase of $111.3 million, which primarily reflected the receipt of customer advances, and higher incentive compensation accruals.

      Our total capital spending in 2005 was $191.7 million (on an accrual basis), and included capital expenditures to increase our substrate and finished disk capacity, to improve our equipment capability for the manufacture of advanced products, and for projects designed to improve yield and productivity. We had approximately $9.2 million of non-cancelable capital commitments as of January 1, 2006. In 2006, we plan to spend approximately $250 million to $300 million on property, plant, and equipment to increase our finished disk and related substrate capacity and continue to ramp new production processes. We expect to fund this capital spending with cash from operations and customer advances.

      We have $80.5 million of 2% Convertible Subordinated Notes (the Notes) outstanding. The Notes mature on February 1, 2024, bear interest at 2.0%, and require semiannual interest payments, which began on August 1, 2004. The Notes will be convertible, under certain circumstances, into shares of our common stock based on an initial effective conversion price of $26.40. Holders of the Notes may convert the Notes into shares of our common stock prior to maturity if: 1) the sale price of our common stock equals or exceeds $31.68 for at least 20 trading days in any 30 consecutive trading day period within any of our fiscal quarters; 2) the trading price of the Notes falls below a specified threshold prior to February 19, 2019; 3) the Notes have been called for redemption; or 4) certain specified corporate transactions (as described in the offering prospectus for the Notes) occur. The conditions for conversion have been met, and the debt is currently convertible. We may redeem the Notes on or after February 6, 2007, at specified declining redemption premiums. Holders of the Notes may require us to purchase the Notes on February 1, 2011, 2014, or 2019, or upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest. There are no financial covenants, guarantees, or collateral associated with the Notes.

      We have a Malaysian ringgit 12.5 million (approximately $3.3 million) bank guarantee. There is no expiration date on the bank guarantee. No interest will be charged on the bank guarantee, but there is a commission of 0.05% on the amount of bank guarantee utilized. As of January 1, 2006, there were no liabilities outstanding related to this bank guarantee.

      As of January 1, 2006, we had a Malaysian ringgit 2.0 million (approximately $0.5 million) stand-by letter of credit (LOC). This LOC expired in January 2006. The LOC was secured by fixed deposits of Malaysian ringgit 2.0 million.

      We lease our research and administrative facility in San Jose, California under an operating lease, which expires in 2014. Additionally, we lease certain equipment under operating leases. These leases expire on various dates through 2010. We have no capital leases.

      As of January 1, 2006, our long-term debt obligations, operating lease obligations, and unconditional purchase obligations were as follows (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total

Long-Term Debt Obligations	$—	$—	$—	$—	$—	$80,500	$80,500

Operating Lease Obligations	2,254	2,055	2,047	3,149	3,143	13,241	25,889

Unconditional Purchase Obligations(1)	10,647	1,203	1,162	1,162	1,162	2,017	17,353

Total Contractual Cash Obligations	$12,901	$3,258	$3,209	$4,311	$4,305	$95,758	$123,742

(1)	Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding, and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable pricing provisions; and the approximate timing of the transactions. The amounts are based on our contractual commitments.

      There was approximately $9.2 million of non-cancelable capital commitments as of January 1, 2006. This amount is included in the table above under Unconditional Purchase Obligations.

      Based on current operating forecasts, we estimate that the cash balance and cash from operations and customer advances will be adequate to support our continuing operations, capital spending plan, and interest payments for at least the next twelve months.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet financing arrangements or transactions.

Other

      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R is a revision of SFAS 123, which addresses financial accounting and reporting for costs associated with stock-based compensation. SFAS 123 addresses all forms of share-based payment (SBP) awards, including shares issued under employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. SFAS 123R requires us to adopt the new accounting provisions beginning in its first quarter of 2006, and applies to all outstanding and unvested SBP awards at our adoption date. We are allowed to select one of two alternative transition methods, each having different reporting implications. The Company has chosen the modified-prospective method. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) on SFAS 123R to assist preparers by simplifying some of the implementation challenges of SFAS 123R. We have not completed our evaluation or determined the impact of adopting SFAS 123R. However, we expect the adoption to have a significant impact on our net income and net income per share.

      In December 2004, the FASB issued SFAS No. 151 (SFAS 151), Inventory Costs. SFAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing generally accepted accounting principles, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. We adopted this pronouncement as of January 2, 2006. The adoption of SFAS 151 is not expected to have a material effect on our financial position or results of operations.

      In March 2005, the FASB issued FIN 47 as an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted FIN 47 in fiscal 2005. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 replaces APB No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted this pronouncement as of January 2, 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short-term debt instruments and auction rate preferred securities (which we roll over every three months or less), which are accounted for as cash equivalents or short-term investments, depending on the period of time from the purchase date to the maturity date. The fair value of these securities approximated their carrying amounts at January 1, 2006.

      We are exposed to foreign currency exchange rate risk. A majority of our revenue, expense, and capital purchasing activities is transacted in U.S. dollars. However, a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit). For approximately seven years prior to July 2005, the exchange rate between the ringgit and the U.S. dollar has been pegged at 3.8 ringgits to one U.S. dollar by the Malaysian government. On July 21, 2005, Malaysia removed its currency peg to the U.S. dollar in favor of a managed float system. Changes in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. In 2005, our U.S. dollar-equivalent spending on payroll, manufacturing and operating expenses, and raw materials and capital purchases that were denominated in ringgit was approximately $232.7 million. Additionally, we paid approximately $78.6 million denominated in Malaysian ringgit to a Malaysian supplier for raw materials purchases in 2005, based on a cost plus a percentage arrangement. The Malaysian supplier incurs certain costs denominated in ringgit; therefore, any change in the valuation of the ringgit could impact the cost per unit we pay for such raw materials. As of January 1, 2006, we held approximately $34.5 million (Malaysian ringgit 131.4 million) of cash and cash equivalents that were denominated in Malaysian ringgit.

      In late September 2005, we began to hedge some of our foreign currency risk related to anticipated foreign currency denominated equipment purchases by entering into foreign exchange forward contracts that generally have maturities of 12 months or less. As of October 3, 2005 these transactions were designated and qualify as cash flow hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The derivatives associated with our hedging activities are marked to market at fair value and any resulting liability is recorded in other liabilities and any resulting asset is recorded to prepaid and other current assets in the Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value is initially reported as a component of accumulated other comprehensive income (loss), net of any tax effects, in stockholders’ equity and subsequently reclassified into depreciation expense in the periods in which the related equipment purchase is depreciated after the forecasted transaction actually occurs. The ineffective portion of gains or losses resulting from changes in fair value is reported in interest and other income, net in the Consolidated Statements of Operations. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements.

      As of January 1, 2006, we had foreign exchange contracts to purchase approximately $7.4 million of Japanese Yen. The fair value of our outstanding forward contracts was recorded as a $0.4 million other current liability as of January 1, 2006. The counterparty to these forward contracts is a creditworthy multinational commercial bank. The risks of counterparty nonperformance associated with these contracts are not considered to be material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurances that our mitigating activities will adequately protect us against the risks associated with foreign currency fluctuations.

      We have $80.5 million in convertible subordinated notes outstanding. As of January 1, 2006, these notes were convertible into approximately 3.0 million shares of common stock. These notes bear interest at 2% and mature in February 2024. A hypothetical 100 basis point increase in interest rates would result in approximately $0.8 million of additional interest expense each year.

Item 8.	Consolidated Financial Statements and Supplementary Data

KOMAG, INCORPORATED

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Komag, Incorporated:

      We have audited the accompanying consolidated balance sheets of Komag, Incorporated and subsidiaries (the Company) as of January 1, 2006 and January 2, 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 1, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Komag, Incorporated and subsidiaries as of January 1, 2006 and January 2, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended January 1, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Komag, Incorporated’s internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

San Francisco, California

March 6, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Komag, Incorporated:

      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Komag, Incorporated (the Company) maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

      In our opinion, management’s assessment that Komag, Incorporated maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Komag, Incorporated and subsidiaries as of January 1, 2006 and January 2, 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended January 1, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. Our report dated March 6, 2006 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

KPMG LLP

San Francisco, California

March 6, 2006

KOMAG, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended

	January 1, 2006	January 2, 2005	December 28, 2003

	(In thousands, except per share amounts)

Net sales	$685,946	$458,377	$438,292

Cost of sales	497,213	346,260	330,870

Gross profit	188,733	112,117	107,422

Operating expenses:

Research, development, and engineering	48,873	40,783	42,085

Selling, general, and administrative	23,622	17,980	18,939

Gain on disposal of assets	(1,694)	(1,028)	(3,021)

	70,801	57,735	58,003

Operating income	117,932	54,382	49,419

Other income (expense):

Interest income	5,327	1,371	524

Interest expense	(1,765)	(3,176)	(13,153)

Other income (expense), net	(415)	(151)	250

	3,147	(1,956)	(12,379)

Income before income taxes	121,079	52,426	37,040

Provision for income taxes	5,442	1,071	1,000

Net income	$115,637	$51,355	$36,040

Basic net income per share	$3.99	$1.88	$1.53

Diluted net income per share	$3.55	$1.71	$1.47

Number of shares used in basic per share computations	29,003	27,384	23,504

Number of shares used in diluted per share computations	33,042	31,017	24,518

See accompanying notes to consolidated financial statements.

KOMAG, INCORPORATED

CONSOLIDATED BALANCE SHEETS

	January 1, 2006	January 2, 2005

	(In thousands)

ASSETS
Current assets

Cash and cash equivalents	$99,984	$26,410

Short-term investments	105,050	77,700

Accounts receivable (less allowances of $2,866 and $1,075, respectively)	116,217	79,213

Inventories	54,000	35,815

Prepaid expenses and deposits	1,846	1,815

Total current assets	377,097	220,953

Property, plant, and equipment, net	351,046	205,642

Other assets	3,308	4,500

	$731,451	$431,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities

Trade accounts payable	$97,901	$43,082

Customer advances	102,898	—

Accrued expenses and other liabilities	28,585	19,887

Total current liabilities	229,384	62,969

Long-term debt	80,500	80,500

Deferred rent	2,562	—

Total liabilities	312,446	143,469
Stockholders’ equity

Common stock, $0.01 par value per share:
Authorized — 50,000 shares

Issued and outstanding — 30,092 and 28,065 shares, respectively	301	281

Additional paid-in capital	267,920	241,960

Deferred stock-based compensation	(9,695)	(91)

Accumulated other comprehensive loss	(634)	—

Retained earnings	161,113	45,476

Total stockholders’ equity	419,005	287,626

	$731,451	$431,095

See accompanying notes to consolidated financial statements.

KOMAG, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	January 1, 2006	January 2, 2005	December 28, 2003

	(In thousands)

Operating Activities

Net income	$115,637	$51,355	$36,040

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of property, plant, and equipment	44,519	37,086	38,625

Tax adjustments to additional paid-in capital	5,194	—	—

Amortization and adjustments of intangible assets	1,072	3,023	5,256

Stock-based compensation	3,308	555	1,980

Deferred rent	2,562	—	—

Non-cash interest charges	154	436	6,657

Gain on disposal of assets	(1,694)	(1,028)	(3,021)

Changes in operating assets and liabilities:

Accounts receivable, net	(37,004)	(18,585)	(14,387)

Inventories	(18,185)	(10,314)	(10,576)

Prepaid expenses and deposits	(31)	221	(468)

Trade accounts payable	18,741	3,338	4,746

Customer advances	102,898	—	—

Accrued expenses and other liabilities	8,353	(4,820)	11,337

Net cash provided by operating activities	245,524	61,267	76,189

Investing Activities

Acquisition of property, plant, and equipment	(155,613)	(59,202)	(25,892)

Purchases of short-term investments	(282,450)	(157,000)	(72,150)

Proceeds from short-term investments	255,100	122,150	32,300

Proceeds from disposal of property, plant, and equipment	3,173	2,038	26,766

Other	(34)	(257)	(372)

Net cash used in investing activities	(179,824)	(92,271)	(39,348)

Financing Activities

Payment of debt	—	(116,341)	(30,761)

Proceeds from the issuance of long-term debt	—	77,419	—

Proceeds from sale of common stock, net of issuance costs	7,874	69,128	608

Net cash provided by (used in) financing activities	7,874	30,206	(30,153)

Increase (decrease) in cash and cash equivalents	73,574	(798)	6,688

Cash and cash equivalents at beginning of year	26,410	27,208	20,520

Cash and cash equivalents at end of year	$99,984	$26,410	$27,208

Supplemental disclosure of cash flow information

Cash paid for interest	$1,611	$2,739	$6,549

Cash paid for income taxes	$541	$331	$25

See accompanying notes to consolidated financial statements.

KOMAG, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

					Retained	Accumulated
	Common Stock		Additional	Deferred	Earnings	Other
			Paid-in	Stock-Based	(Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit)	Loss	Total

	(In thousands)

Balance at December 29, 2002	23,172	$232	$171,876	$(2,229)	$(41,919)	$—	$127,960

Net income	—	—	—	—	36,040	—	36,040

Deferred stock-based compensation	—	—	(21)	21	—	—	—

Stock-based compensation	—	—	—	1,980	—	—	1,980

Common stock issued under stock plans	581	6	602	—	—	—	608

Balance at December 28, 2003	23,753	238	172,457	(228)	(5,879)	—	166,588

Net income	—	—	—	—	51,355	—	51,355

Issuance of common stock, net of issuance costs	3,525	35	66,356	—	—	—	66,391

Deferred stock-based compensation	—	—	252	(252)	—	—	—

Stock-based compensation	—	—	166	389	—	—	555

Exercise of warrants	90	1	1	—	—	—	2

Common stock issued under stock plans	697	7	2,728	—	—	—	2,735

Balance at January 2, 2005	28,065	281	241,960	(91)	45,476	—	287,626

Net income	—	—	—	—	115,637	—	115,637

Unrealized loss on cash flow hedging arrangements	—	—	—	—	—	(634)	(634)

Comprehensive income	—	—	—	—	—	—	115,003

Deferred stock-based compensation	—	—	12,769	(12,769)	—	—	—

Stock-based compensation	—	—	143	3,165	—	—	3,308

Income tax adjustments	—	—	5,194	—	—	—	5,194

Exercise of warrants	604	6	2,103	—	—	—	2,109

Common stock issued under stock plans	1,423	14	5,751	—	—	—	5,765

Balance at January 1, 2006	30,092	$301	$267,920	$(9,695)	$161,113	$(634)	$419,005

See accompanying notes to consolidated financial statements.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation and Significant Accounting Policies

      Company Business: The Company is a leading independent supplier of thin-film disks, the primary high-capacity storage medium for digital data in computers and consumer electronic appliances. Since it was founded in 1983, the Company has been an industry leader in production volume and technology for thin-film disks.

      Consolidation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Fiscal Year: The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The Company’s 2003 and 2005 fiscal years were 52-week years. The Company’s 2004 fiscal year was a 53-week year; accordingly, the additional week in 2004 was included in the Company’s first quarter of 2004.

      Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S.) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassification: Certain amounts in fiscal 2004 as reported on the Consolidated Balance Sheet and Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation. The Company reclassified $77.7 million in auction rate securities from cash and cash equivalents to short-term investments on the Consolidated Balance Sheet as of January 2, 2005. The Company also reclassified $42.9 million and $3.0 million in auction rate securities from cash and cash equivalents to short-term investments as of December 28, 2003 and December 29, 2002, respectively. These reclassifications decreased cash flows from investing activities by $34.9 million and $39.9 million in the Consolidated Statements of Cash Flows for the years ended January 2, 2005 and December 28, 2003, respectively. The reclassification to short-term investments is based on the latest interpretation of cash equivalents pursuant to Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 95, Statement of Cash Flows.

      Foreign Currency Translation: The Company’s functional currency for its Malaysian operations is the U.S. dollar. Remeasurement gains and losses resulting from the process of remeasuring these foreign currency financial statements into U.S. dollars are included in operations.

      Cash and Cash Equivalents: The Company considers as a cash equivalent any bank deposit, money market investments and any highly-liquid investment that has an original maturity date of three months or less as a cash equivalent.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Short-Term Investments: The Company invests its excess cash in high-quality, short-term debt instruments and auction rate preferred securities (which the Company rolls over every three months or less). At January 1, 2006, all short-term investments are designated as available for sale. Interest and dividends on the investments are included in interest income. The cost of the Company’s investments approximates fair value. The information in the following table (in thousands) reflects a summary of the Company’s investments by major security type at amortized cost, which approximates fair value:

	Fiscal Year Ended

	2005	2004

Municipal auction rate preferred securities	$105,050	$77,700

Corporate debt securities	73,168	$4,053

Mortgage-backed securities	13,527	15,962

	$191,745	$97,715

Amounts included in cash and cash equivalents	$86,695	$20,015

Amounts included in short-term investments	105,050	77,700

	$191,745	$97,715

      The Company’s investments are considered “available-for-sale” under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The costs of the Company’s investments approximate fair value; accordingly, there were no realized gains or losses.

      Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following (in thousands):

	January 1, 2006	January 2, 2005

Raw materials	$39,230	$20,647

Work in process	6,489	7,785

Finished goods	8,281	7,383

	$54,000	$35,815

      Property, Plant, and Equipment: Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the Company’s buildings in Penang and Sarawak, Malaysia is 30 years, and 20 to 22 years for the Company’s buildings in Johor, Malaysia. Furniture and equipment are generally depreciated over five years, and leasehold improvements are amortized over the shorter of the lease term or their estimated useful life.

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

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property, plant, and equipment consists of the following (in thousands):

	January 1, 2006	January 2, 2005

Land	$8,206	$8,206

Buildings	153,433	127,348

Leasehold improvements	3,974	2,987

Furniture	1,968	1,580

Equipment	324,123	164,586

	491,704	304,707

Less accumulated depreciation and amortization	(140,658)	(99,065)

	$351,046	$205,642

      Impairment of Long-lived Assets: Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that such assets may be impaired or the estimated useful lives are no longer appropriate. The Company reviews its long-lived assets for impairment based on estimated future undiscounted cash flows attributable to the assets. In the event that such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values utilizing discounted estimates of future cash flows.

      Revenue Recognition: In recognizing revenue, the Company applies the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin 104, Revenue Recognition. The Company recognizes revenue from the sale of its products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts billed to customers for shipping and handling costs associated with products sold are classified as revenue.

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

      Leases: The Company leases one facility in the U.S.. The Company accounts for this lease under the provisions of SFAS No. 13, Accounting for Leases (SFAS 13), and subsequent amendments. SFAS 13 requires leases to be evaluated and classified as operating or capitalized leases for financial reporting purposes. In addition, the Company records the total rent payable during the operating lease term on a straight-line basis over the term of the lease, and records the difference between the rent paid and the straight-line rent as a deferred rent liability.

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

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended

	January 1, 2006	January 2, 2005	December 28, 2003

Net income, as reported	$115,637	$51,355	$36,040

Add stock-based employee compensation expense included in reported net income	3,308	555	1,980

Deduct stock-based compensation expense determined under the fair value method for all awards	(5,973)	(3,571)	(4,265)

Pro forma net income	$112,972	$48,339	$33,755

Net income per share:

Basic — as reported	$3.99	$1.88	$1.53

Diluted — as reported	$3.55	$1.71	$1.47

Basic — pro forma	$3.90	$1.77	$1.44

Diluted — pro forma	$3.47	$1.61	$1.38

      For pro forma disclosure purposes, the Company used the Black-Scholes option pricing model to estimate the fair value of each option and stock purchase right grant on the date of grant.

      The following assumptions were used to estimate the fair value of option grants in fiscal 2005, 2004, and 2003:

	2005	2004	2003

Risk-free interest rate	4.0%	2.7%	2.6%

Volatility factor of the expected market price of the Company’s common stock	71.8%	81.8%	86.7%

Weighted-average expected option life (in years)	4.0	4.0	4.0

Weighted-average fair value of options granted	$11.57	$7.02	$5.77

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following assumptions were used to estimate the fair value of employee purchase rights under the Amended and Restated 2002 Employee Stock Purchase Plan in 2005, 2004, and 2003:

	2005	2004	2003

Risk-free interest rate	1.7%	1.6%	1.1%

Volatility factor of the expected market price of the Company’s common stock	50.8%	61.2%	60.8%

Weighted-average expected purchase rights life (in years)	0.5	0.5	0.5

Weighted-average fair value of purchase rights granted	$3.12	$3.43	$7.84

      Because the Company does not pay out dividends, no dividend yield was included in the pro forma disclosure calculation.

      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS 123R). SFAS 123R is a revision of SFAS 123, which addresses financial accounting and reporting for costs associated with stock-based compensation. SFAS 123 addresses all forms of share-based payment (SBP) awards, including shares issued under employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. SFAS 123R requires the Company to adopt the new accounting provisions beginning in its first quarter of 2006, and applies to all outstanding and unvested SBP awards at the Company’s adoption date. The Company is allowed to select one of two alternative transition methods, each having different reporting implications. The Company has chosen the modified-prospective method. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) on SFAS 123R to assist preparers by simplifying some of the implementation challenges of SFAS 123R. The Company has not completed its evaluation or determined the impact of adopting SFAS 123R. However, we expect the adoption to have a significant impact on our net income and net income per share.

      Income Taxes: The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax laws expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is likely that such assets will not be realized.

      Comprehensive Income: Comprehensive income is defined as the change in equity during a period for non-owner transactions, and is composed of net income and other comprehensive income (loss). Other comprehensive income (loss) includes revenues, expenses, gains, and losses that are excluded from earnings under current accounting standards. The Company’s other comprehensive loss included the unrealized losses, net of income taxes, related to the Company’s foreign currency forward contracts that are designated as cash flow hedges.

      Computation of Net Income Per Share: The Company determines net income per share in accordance with SFAS No. 128, Earnings per Share.

      Basic net income per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing income available to common stockholders by the weighted-average number of shares and dilutive potential shares of common stock outstanding during the period. The dilutive effect of outstanding options and stock purchase rights is reflected in diluted net income per share by application of the treasury stock method. The dilutive effect of outstanding contingently convertible debt is

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflected in diluted net income per share by application of the if-converted method. Interest expense related to the contingently convertible debt is an adjustment to net income for the diluted net income per share calculations.

      The following table sets forth the computation of net income per share. The table is in thousands, except per share amounts.

	Year Ended

	January 1, 2006	January 2, 2005	December 28, 2003

Numerator for basic net income per share:

Net income as reported	$115,637	$51,355	$36,040

Numerator for diluted net income per share:

Net income as reported	$115,637	$51,355	$36,040

Interest adjustment related to contigently convertible debt	1,765	1,642	—

	$117,402	$52,997	$36,040

Denominator for basic income per share:

Weighted average shares	29,003	27,384	23,504

Denominator for diluted income per share:

Weighted average shares	29,003	27,384	23,504

Effect of dilutive securities:

Contingently convertible shares under convertible debt	3,049	2,803	—

Stock options	572	468	337

Warrants	220	362	221

Stock purchase rights	198	—	456

	33,042	31,017	24,518

Basic net income per share	$3.99	$1.88	$1.53

Diluted net income per share	$3.55	$1.71	$1.47

      Incremental common shares attributable to outstanding common stock options (assuming proceeds would be used to purchase treasury stock) that were not included in the diluted net income per share computation because the effect would have been antidilutive were zero in 2005, and approximately 264,000 and 192,000 in 2004 and 2003, respectively.

      In January 2004, the Company issued $80.5 million of 2.0% Convertible Subordinated Notes (the Notes). The Notes are convertible, under certain circumstances, into shares of the Company’s common stock at an initial conversion price of $26.40, or approximately 3,049,000 shares. In October 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-08, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share. This consensus, which became effective in the fourth quarter of 2004, requires the Company to include these additional shares in its calculation of diluted earnings per share as of the date of issuance of the Notes (the first quarter of 2004). Accordingly, these shares have been included in the Company’s diluted earnings per share calculations for fiscal 2005 and 2004.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In December 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing generally accepted accounting principles, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The Company will adopt this pronouncement beginning in fiscal year 2006. The adoption of SFAS 151 is not expected to have a material effect on the Company’s financial position or results of operations.

      In March 2005, the FASB issued FIN 47 as an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted FIN 47 in fiscal 2005. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 replaces APB No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Summary information for the Company’s operations by geographic location is as follows (in thousands):

	Year Ended

	January 1, 2006	January 2, 2005	December 28, 2003

Net sales:

To customers from U.S. parent	$37,021	$21,520	$1,141

To customers from Malaysian subsidiary	648,925	436,857	437,151

Intercompany from Malaysian subsidiary	24,284	20,868	1,495

Intercompany from U.S. parent	808	170	369

	711,038	479,415	440,156

Intercompany eliminations	(25,092)	(21,038)	(1,864)

Total net sales	$685,946	$458,377	$438,292

Operating income (loss):

U.S. parent	$1,604	$(5,823)	$(2,679)

Malaysian subsidiary	116,328	60,205	52,098

Total operating income	$117,932	$54,382	$49,419

Long-lived assets:

U.S. parent	$34,709	$20,094

Malaysian subsidiary	319,645	190,048

Total long-lived assets	$354,354	$210,142

      External sales by geographic location, which is determined by the customers’ sold-to address, are as follows (in thousands):

	Year Ended

	January 1, 2006	January 2, 2005	December 28, 2003

Thailand	$272,392	$111,904	$68,855

Singapore	201,007	201,686	138,584

Malaysia	78,047	42,704	137,977

China	65,341	1,792	737

United States	33,735	53,535	36,347

Taiwan	32,855	25,940	8,719

Europe	1,574	37	20,966

Japan	995	20,779	26,107

Total net sales	$685,946	$458,377	$438,292

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Concentration of Customer and Supplier Risk

      Most of the Company’s sales are derived from a relatively small number of customers, which results in a concentration of credit risk regarding trade receivables. The Company performs ongoing credit evaluations of its customers, and generally requires no collateral for sales to these customers. Based on management’s evaluation of potential credit losses and the relative strength of the disk drive industry, the Company believes that an allowance for doubtful accounts as of January 1, 2006 is not required.

      In December 2005, two of our major customers, Seagate Technology (Seagate) and Maxtor Corporation (Maxtor), announced that they entered into a definitive agreement under which Seagate will acquire Maxtor. The transaction is expected to be completed in the second half of calendar 2006, subject to obtaining shareholder approvals and customary regulatory approvals. Until the closing, Seagate and Maxtor will continue to operate as separate businesses.

      Maxtor accounted for $34.1 million of the Company’s accounts receivable at January 1, 2006, and 32% of its net sales for 2005. HGST accounted for $23.0 million of the Company’s accounts receivable at January 1, 2006, and 21% of its net sales for 2005. Western Digital accounted for $35.6 million of the Company’s accounts receivable at January 1, 2006, and 24% of its net sales for 2005. Seagate accounted for $15.6 million of the Company’s accounts receivable at January 1, 2006, and 16% of its net sales for 2005.

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

      Significant customers accounted for the following percentages of net sales in 2005, 2004, and 2003:

	Year Ended

	January 1, 2006	January 2, 2005	December 28, 2003

Maxtor Corporation	32%	47%	37%

Western Digital Corporation	24%	14%	38%

Hitachi Global Storage Technologies(1)	21%	29%	17%

Seagate Technology	16%	4%	1%

(1)	Hitachi Global Storage Technologies (HGST) was founded in 2003, and was formed as a result of the combination of Hitachi’s and IBM’s storage technology business. Sales to HGST include sales made to its contract manufacturer.

      The Company relies on a limited number of suppliers for some of the materials and equipment used in its manufacturing processes, including aluminum blanks, aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. Kobe Steel, Ltd. is the Company’s sole supplier of aluminum blanks, which is a fundamental component in producing disks. The Company also relies on a small number of suppliers for its sputtering target requirements, and on OMG Fidelity, Incorporated for supplies of nickel plating solutions.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Employee Savings and Deferred Profit Sharing Plan

      The Company maintains a savings and deferred profit sharing plan. Employees who meet certain criteria are eligible to participate. In addition to voluntary employee contributions to the plan, the Company matches a portion of each employee’s contributions to the plan, up to a maximum amount. The Company contributed a total of $2.2 million to the plan in 2005, $0.8 million in 2004, and $0.7 million in 2003. Plan expenses are included in selling, general, and administrative expenses.

Note 5.                      Income Taxes

      The Company’s income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended

	January 1, 2006	January 2, 2005	December 28, 2003

Domestic	$9,311	$(3,977)	$(10,914)

Foreign	111,768	56,403	47,954

	$121,079	$52,426	$37,040

      The Company’s provision for income taxes consisted of the following (in thousands):

	Year Ended

	January 1, 2006	January 2, 2005	December 28, 2003

Current:

Domestic	$5,272	$1	$2

Foreign	170	1,070	998

	$5,442	$1,071	$1,000

      The Company’s Malaysian manufacturing facilities operate under various tax holidays. The net impact of these tax holidays increased the Company’s net income by $41.1 million ($1.42 per basic share and $1.24 per diluted share) in 2005, $25.1 million ($0.92 per basic share and $0.81 per diluted share) in 2004, and $21.2 million ($0.90 per basic share and $0.86 per diluted share) in 2003. In July 2005, the Malaysian government agreed to reset the expiration dates of the existing tax holidays to December 2006 and approved a new, 10-year tax holiday covering all of the Company’s Malaysian operations. The new tax holiday commences in January 2007 and expires in December 2016.

      A substantial majority of the Company’s income is generated by its Malaysian subsidiary covered by tax holidays. No federal and state income taxes have been provided on net undistributed earnings from foreign subsidiaries, which, as of January 1, 2006, amounted to $136.5 million. The net undistributed earnings are intended to finance local operating requirements and to satisfy the intercompany payables to the parent company. Accordingly, additional federal and state income tax provisions have not been made on these earnings.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the actual income tax provision to the expected income tax provision (as measured by the U.S. statutory corporate income tax rate of 35% to pretax earnings) is as follows (in thousands):

	Year Ended

	January 1, 2006	January 2, 2005	December 28, 2003

Income tax expense at federal statutory rate	$42,378	$18,349	$12,964

State income taxes, net of federal benefit	525	1	1

Foreign withholding refund	—	(182)	(834)

Foreign rate differential	(38,431)	(18,489)	(14,948)

Losses and/or temporary differences not currently benefited	1,176	1,392	3,820

Other	(206)	—	(3)

	$5,442	$1,071	$1,000

      Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purpose. The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Year Ended

	January 1, 2006	January 2, 2005	December 28, 2003

Deferred tax assets

Depreciation and amortization	$16,469	$22,037	$23,739

Accrued compensation and benefits	2,547	1,456	1,262

Other	3,772	2,207	5,344

Tax benefit of net operating loss carryforwards	75,340	68,480	62,729

Tax benefit of credit carryforwards	33,810	32,887	31,409

Gross deferred tax assets	131,938	127,067	124,483

Deferred tax liabilities	—	—	(800)

Net deferred tax assets	131,938	127,067	123,683

Valuation allowance	(131,938)	(127,067)	(123,683)

Total net deferred tax assets	$—	$—	$—

      The recorded valuation allowance against deferred tax assets increased by $4.9 million in 2005, $3.4 million in 2004, and $9.5 million in 2003. The Company provides a full valuation allowance against its net deferred tax assets due to the uncertainty of the timing and amount of future taxable income in the U.S. Approximately $7.7 million of the valuation allowance as of January 1, 2006 was attributable to the federal and state income tax benefits of stock compensation deductions, the benefit of which will be credited to additional paid in capital when, and if, realized.

      The Company has deferred tax assets with full valuation allowance generated prior to the Company’s reorganization in 2002. Upon utilization of those deferred tax assets, the Company first reduced intangible assets to zero and then credited additional paid-in capital. In 2005, the Company utilized $4.9 million pre-emergence deferred tax assets. In 2004 and 2003, the Company utilized $1 million and $1.5 million pre-emergence deferred tax assets, resulting in reductions to intangible assets of $1 million and $1.5 million, respectively.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At January 1, 2006, the Company had federal and state net operating loss carryforwards of approximately $202.4 million and $58.6 million, which are available to offset future federal and state taxable income through 2025 and 2015, respectively. In addition, the Company had various federal and state tax credit carryforwards of approximately $43.2 million, of which $14 million are available to offset future taxable income through 2025, and the remaining $29.2 million are available indefinitely.

      Prior to the Company’s reorganization, $163.6 million of the total federal net operating loss carryforwards, $7.7 million of federal credits, and $18.3 million of state credit carryforwards were generated. In addition, the Company has pre-reorganization Malaysian unabsorbed losses and reinvestment allowance carryforwards of $4 million.

      The utilization of the Company’s net operating loss and tax credit carryforwards are subject to certain annual limitation due to the ownership change, as defined by the Internal Revenue Code of 1986. The annual limitation on these net operating losses and credits are $8.4 million and $2.9 million for losses and credits generated before June 30, 2002.

Note 6.	Fair Value of Financial Instruments

      The carrying values of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their fair values as of January 1, 2006 and January 2, 2005, due to the relatively short period to maturity of these instruments.

      As of January 1, 2006 and January 2, 2005, the fair value of the Company’s Convertible Subordinated Notes was $109.9 million and $80.1 million, respectively. These values were based on the quoted price of the Notes (which are traded in the open market) as of the last business day of the Company’s 2005 and 2004 fiscal years.

Note 7.	Accrued Expenses and Other Liabilities

      The following table (in thousands) summarizes accrued expenses and other liabilities for fiscal 2005 and fiscal 2004:

	January 1, 2006	January 2, 2005

Accrued compensation and benefits	$24,986	$15,777

Other liabilities	3,599	4,110

	$28,585	$19,887

Note 8.	Customer Advances

      During 2005, the Company entered into supply agreements, including certain amendments to these agreements, with three major customers. Each agreement requires that the Company supply and the customer purchase certain specified media volumes and that the Company supply media from existing and new production capacity to meet such purchase requirements, subject to certain exceptions. Under the supply agreements, the customers are required to pay certain advances covering future purchases of media from the Company. The customer advances, which totalled $102.9 million as of January 1, 2006, are to be repaid to the customers via a credit of a specified dollar amount per disk on future sales.

Note 9.	Debt and Bank Guarantee

      The Company’s Senior Secured Notes and Junior Secured Notes were fully repaid and terminated in 2003 and 2004, and the promissory notes were fully repaid and terminated in 2004.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On January 28, 2004, the Company announced the closing of its offering of $80.5 million of 2.0% Convertible Subordinated Notes (the Notes). The Notes mature on February 1, 2024, bear interest at 2.0%, and require semiannual interest payments beginning on August 1, 2004. The Notes will be convertible, under certain circumstances, into shares of the Company’s common stock based on an initial effective conversion price of $26.40. Holders of the Notes may convert the Notes into shares of the Company’s common stock prior to maturity if: 1) the sale price of the Company’s common stock equals or exceeds $31.68 for at least 20 trading days in any 30 consecutive trading day period within any fiscal quarter of the Company; 2) the trading price of the Notes falls below a specified threshold prior to February 19, 2019; 3) the Notes have been called for redemption; or 4) specified corporate transactions (as described in the offering prospectus for the Notes) occur. The conditions for conversion have been met, and the debt is currently convertible. The Company may redeem the Notes on or after February 6, 2007, at specified declining redemption premiums. Holders of the Notes may require the Company to purchase the Notes on February 1, 2011, 2014, or 2019, or upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest.

      There are no financial covenants, guarantees, or collateral associated with the Notes. In connection with the issuance of the Notes, the Company incurred $3.1 million of loan fees. The loan fees, which are included in other assets on the condensed consolidated balance sheet, are being amortized on a straight-line basis over the 20-year life of the Notes. On January 1, 2006, unamortized loan fees were $2.8 million.

      The Company has a Malaysian ringgit 12,500,000 (approximately $3.3 million) bank guarantee. There is no expiration date on the bank guarantee. No interest will be charged on the bank guarantee, but there is a commission of 0.05% on the amount of bank guarantee utilized. As of January 1, 2006, there were no liabilities outstanding related to this bank guarantee.

      As of January 1, 2006, The Company had a Malaysian ringgit 2.0 million (approximately $0.5 million) stand-by letter of credit (LOC). This LOC expired in January 2006. The LOC was secured by fixed deposits of Malaysian ringgit 2.0 million.

Note 10.	Derivative Financial Instruments

      The Company accounts for its derivative and hedging activities under SFAS 133. The assets or liabilities associated with its derivative instruments and hedging activities are recorded at fair value in prepaid expenses and other current assets or other current liabilities, respectively, in the consolidated balance sheets. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.

      As of January 1, 2006, the Company had foreign exchange forward contracts to purchase approximately $7.4 million of Japanese Yen for cash flow payments denominated in Japanese Yen for future equipment purchases. These contracts have been designated as a cash flow hedge in accordance with SFAS 133. The fair value of the Company’s forward contracts was recorded as a $0.4 million other current liability as of January 1, 2006. Fair value is determined by the counterparty to the foreign exchange forward contracts. The effectiveness of the contracts that qualify as cash flow hedges is assessed quarterly through an evaluation of critical terms and other criteria required by SFAS 133. The effective portion of gains or losses resulting from changes in fair value is initially reported as a component of accumulated other comprehensive income or (loss), net of any tax effects, in stockholders’ equity and subsequently reclassified into depreciation expense over the useful life of the purchased equipment. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported in other income (expense) in the consolidated statements of income.

      The Company’s foreign exchange forward contracts have maturities of less than 12 months. The Company does not use foreign exchange forward contracts for speculative or trading purposes.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Stockholders’ Equity

Common Stock

      As of January 1, 2006, the Company is authorized to issue 50.0 million shares of common stock. The following shares of common stock are reserved for future issuance (in thousands):

Convertible Subordinated Notes	3,049

2002 Qualified Stock Plan	1,476

4,525

Amended and Restated 2002 Qualified Stock Plan

      The 2002 Qualified Stock Plan (the 2002 Stock Plan) provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-statutory stock options, stock purchase rights, stock appreciation rights, performance shares and performance units to the Company’s employees, directors, and consultants. The term for stock options granted may not exceed 10 years. In May 2004, the Company’s stockholders approved an increase to the number of shares reserved for future issuance by 650,000 shares. In May 2005, shareholders voted to terminate the Employee Stock Purchase Plan (ESPP) and transfer the remaining 317,054 unissued shares that were previously reserved under the ESPP to the 2002 Stock Plan.

      As of January 1, 2006, the Company had authorized a total of 4,242,054 shares of its common stock for issuance under the 2002 Stock Plan. As of January 1, 2006, the Company had a net balance of 1,476,262 shares of the Company’s common stock reserved for issuance under the 2002 Stock Plan. Of the 1,476,262 shares reserved for future issuance under the 2002 Stock Plan, 29,833 are for stock purchase rights deferred under the Deferred Compensation Plan, 868,853 are for the exercise of outstanding stock options, and 577,576 are for future grants of stock options and stock purchase rights.

      Under the 2002 Stock Plan, as of January 1, 2006, 1,743,020 stock purchase rights were offered and accepted. Of this total, 1,670,489 were issued and outstanding (573,201 were unvested), 42,698 were cancelled, and 29,833 were deferred under the Deferred Compensation Plan (which is discussed below).

      A summary of stock option transactions is as follows:

		Weighted-Average
	Shares	Exercise Price

	(In thousands)	(Per share)

Outstanding at December 29, 2002	403,491	$—

Granted	1,205,672	9.09

Exercised	(367,675)	0.67

Cancelled	(21,403)	5.87

Outstanding at December 28, 2003	1,220,085	8.68

Granted	422,880	17.19

Exercised	(237,912)	5.78

Cancelled	(37,669)	12.50

Outstanding at January 2, 2005	1,367,384	11.72

Granted	53,436	20.34

Exercised	(489,716)	10.13

Cancelled	(62,251)	13.80

Outstanding at January 1, 2006	868,853	$12.99

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information concerning outstanding and exercisable options as of January 1, 2006 (option shares in thousands):

	Options Outstanding
				Options Exercisable
		Remaining
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (yrs)*	Price*	Exercisable	Price*

$ 6.48 - $ 6.48	270,060	7.05	$6.45	139,845	$6.48

10.30 - 13.16	280,533	7.66	12.80	152,876	13.05

13.97 - 18.85	265,078	8.17	18.35	89,541	18.34

18.86 - 23.52	53,182	8.98	20.53	1,903	19.96

	868,853			384,165

*	Weighted-average

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

      As of January 1, 2006, 29,833 shares were not issued in accordance with The Deferred Compensation Plan. See the Deferred Stock-Based Compensation section below.

2002 Employee Stock Purchase Plan

      In October 2002, the Company’s stockholders approved the 2002 Employee Stock Purchase Plan (ESPP). The Company has reserved a total of 600,000 shares of its common stock for issuance under the ESPP. Shares of common stock issued under the ESPP in 2005, 2004, and 2003 were 82,825, 128,337, and 71,784, respectively.

      In May 2005, shareholders voted to terminate the ESPP and transfer the remaining 317,054 unissued shares that were previously reserved under the ESPP to the 2002 Qualified Stock Plan.

Warrants

      In June 2002, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock. The warrants were exercisable until June 30, 2005 and had an exercise price of $9.00. In 2003 through 2005, approximately 992,000 warrants were exercised, and approximately 300,000 were surrendered in lieu of paying cash upon the exercise of certain warrants. The remaining approximate 8,000 warrants which expired as of June 30, 2005 were cancelled.

Deferred Stock-Based Compensation

      During the second six months of fiscal 2002, the Company recorded deferred stock-based compensation of $4.6 million, which represented the difference between the exercise price of stock options granted (which was zero) or the purchase price of a share of common stock (which was zero), and the fair value of the Company’s stock (which ranged from $3.00 to $3.70) as of the date of grant. The amount was amortized ratably over the vesting periods of the individual stocks, and was fully amortized as of January 2, 2005.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2004 and 2005, the Company recorded an additional $0.3 million and $12.8 million, respectively, of deferred stock-based compensation, which is being amortized over the vesting period of 36 months. The weighted average value of the stock purchase rights granted in 2004 and 2005 was $10.85 and $22.45, respectively.

      The Company recorded $3.2 million for amortization of deferred stock-based compensation expense for 2005, $0.4 million for 2004, and $2.0 million for 2003.

Note 12.	Leases and Commitments

      The Company leases a research and administrative facility under an operating lease that expires in 2014. The lease includes two renewal options for five years.

      As of January 1, 2006, the future minimum commitments for the non-cancelable operating facility lease, and non-cancelable equipment leases, are as follows (in thousands):

Minimum
Lease
Payments

2006	$2,253

2007	2,055

2008	2,047

2009	3,149

2010	3,143

Thereafter	13,242

$25,889

      Rental expense for all operating leases was $3.5 million in 2005, $3.9 million in 2004, and $3.4 million in 2003.

      During 2005, the Company recorded $2.6 million of deferred rent related to the Company’s renewal of its leased headquarters facility in San Jose, California. As of January 1, 2006, the deferred rent balance was $2.6 million.

Note 13.	Quarterly Financial Data (Unaudited)

	2005

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$140,275	$172,740	$180,011	$192,920

Gross profit	35,063	48,080	50,887	54,703

Operating income	18,762	30,819	32,343	36,008

Net income	$18,527	$29,893	$31,982	$35,235

Basic net income per share	$0.66	$1.04	$1.09	$1.20

Diluted net income per share	$0.59	$0.92	$0.97	$1.07

Number of shares used in basic per share computations	28,261	28,834	29,396	29,476

Number of shares used in diluted per share computations	32,313	32,971	33,381	33,329

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$123,585	$101,139	$102,424	$131,229

Gross profit	36,929	21,629	23,168	30,391

Operating income	20,143	8,888	9,755	15,596

Net income	$17,973	$8,368	$9,264	$15,750

Basic net income per share	$0.68	$0.30	$0.33	$0.56

Diluted net income per share	$0.61	$0.28	$0.31	$0.51

Number of shares used in basic per share computations	26,307	27,526	27,792	27,975

Number of shares used in diluted per share computations	29,778	31,553	31,334	31,875

Note 14.	Subsequent Events

Stock Purchase Rights:

      On February 15, 2006, the Company’s Compensation Committee of its Board of Directors approved the grant of a total of 458,116 stock purchase rights with an exercise price of $0.01 to employees. The vesting for the stock purchase rights grants is one-third at the end of each of the first three anniversaries of the date of grant, subject to the employee continuing to be a service provider of the Registrant.

Supply Agreement:

      On January 31, 2006, the Company signed Amendment No. 3 to the Volume Purchase Agreement with Western Digital Technologies, Inc. (WDC). The amendment increases the level of prepayments to be made by WDC, increases the volume requirements, and makes certain other modifications to terms of the Agreement.

Executive Retirement:

      On February 15, 2006, the Company entered into certain agreements in connection with the planned retirement of Mr. T.H. Tan, its Chief Executive Officer (CEO). The CEO plans to retire late in 2006. Under the Stock Options and Restricted Stock Awards agreements, upon the first business date which a successor CEO commences employment with the Company, each stock option held by Mr. Tan as of February 15, 2006 will immediately vest as to 100% of the then unvested shares subject to such options, and each restricted stock award held by Mr. Tan as of February 15, 2006 will immediately vest as to 40% of the then unvested shares subject to such awards, and thereafter the remaining unvested shares subject to the awards will vest in full on the later of three (3) months or January 2, 2007, subject to Mr. Tan continuing to provide services to the Company through such date. As of February 15, 2006, Mr. Tan held stock options with an aggregate of 44,531 unvested shares, and restricted stock awards with an aggregate of 59,999 unvested shares. In addition, on February 15, 2006, the Company granted Mr. Tan a new restricted stock award under the Plan for 35,000 shares of Common Stock. This restricted stock award will be subject to the same three-year vesting period and accelerated vesting terms as Mr. Tan’s outstanding amended restricted stock awards, as described above. The Company also agreed to engage Mr. Tan to provide the Company with consulting and advisory services effective on the first day after a successor CEO commences employment with the Company and continuing through that later of (i) three (3) months after commencement of the consulting term, or (ii) January  2, 2007. Under the Consulting Services Agreement, Mr. Tan will be paid a monthly retainer of $10,000 per month for four days per month, with any additional days of service provided by Mr. Tan to the Company at a rate of $2,500 per day. Mr. Tan will be paid a bonus for the 2006 fiscal year under our Target Incentive Plan subject to the terms of the Consulting Services Agreement. Copies of the agreements that we entered into with Mr. Tan are attached as Exhibit 10.13 to this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As of January 1, 2006, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner.

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

Management’s Report on Internal Control Over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our independent auditors, KPMG LLP, have issued an auditors’ report on management’s assessment of Komag’s internal report over financial reporting. This report is on page 39.

      Our management assessed the effectiveness of Komag’s internal control over financial reporting as of January 1, 2006. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment and those criteria, management concluded that Komag maintained effective internal control over financial reporting as of January 1, 2006.

Changes in Internal Control Over Financial Reporting

      There has been no change in Komag’s internal control over financial reporting during its fourth fiscal quarter ended January 1, 2006 that has materially affected, or is reasonably likely to materially affect, Komag’s internal control over financial reporting.

Item 9B.	Other Information

      None.

PART III

Item(s) 10, 11, 12, 13, and 14.

      Items 10 through 14 of Part III will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2006 (the 2006 Proxy Statement), which will be filed with the SEC no later than May 1, 2006. The cross-reference table below sets forth the captions under which the responses to these items are found:

10-K Item	Description	Caption in 2006 Proxy Statement

10	Directors and Executive Officers	“Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”
11	Executive Compensation	“Executive Compensation and Related Information”
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	“Stock Ownership by Directors, Nominees and Executive Officers”
13	Certain Relationships and Related Transactions	“Certain Relationships and Related Transactions”
14	Principal Accountant Fees and Services	“Principal Accountant Fees and Services”

      The information set forth under the captions listed above, which is to be contained in our 2006 Proxy Statement, are hereby incorporated herein by reference in response to Items 10 through 14 of this Report on Form 10-K.

      Most of our executive officers have entered into individual Rule 10b5-1 trading plans pursuant to which stock of the Company will be sold for their account from time to time in accordance with the provisions of the plans without any further action or involvement by the officers.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

      (a) List of Items filed as part of this Report

      1. Financial Statements.

      The following consolidated financial statements of Komag, Incorporated are filed in Part II, Item 8 of this Report on Form 10-K:

Consolidated Statements of Operations — Fiscal Years 2005, 2004, and 2003

Consolidated Balance Sheets — January 1, 2006 and January 2, 2005

Consolidated Statements of Cash Flows — Fiscal Years 2005, 2004, and 2003

Consolidated Statements of Stockholders’ Equity — Fiscal Years 2005, 2004, and 2003

Notes to Consolidated Financial Statements

      2. Financial Statement Schedules.

      The following financial statement schedule of Komag, Incorporated is filed in Part IV, Item 15(c) of this report on Form 10-K:

Schedule II — Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

      3. Exhibits.

      The list of exhibits to this Report set forth under Part IV, Item 15(b) below, is incorporated herein by reference.

      (b) Exhibits

Exhibit
Number		Description

2.1		Komag Incorporated’s Further Modified First Amended Plan of Reorganization, dated May 7, 2002 (incorporated by reference from Exhibit 2.1 filed with the Company’s Form 8-K filed on July 11, 2002).
2.2		Findings of Fact, Conclusions of Law and Order, dated May 9, 2002, Confirming Further Modified First Amended Plan of Reorganization of Komag, Incorporated, dated May 7, 2002 (incorporated by reference from Exhibit 2.2 filed with the Company’s Form 8-K filed on July 11, 2002).

3.1		Amended and Restated Certificate of Incorporation of Komag, Incorporated (incorporated by reference from Exhibit 3.1 filed with the Company’s Form 10-Q filed on August 13, 2002).

3.2		Bylaws of Komag, Incorporated (incorporated by reference from Exhibit 3.2 filed with the Company’s Form 10-Q filed on August 13, 2002).

4.1		Form of Stock Certificate for Common Stock (incorporated by reference from Exhibit 4.1 filed with the Company’s Form 10-Q filed on August 13, 2002).

4.2		Registration Rights Agreement between Komag, Incorporated and certain holders of common stock and Senior Secured Notes due 2007, (incorporated by reference from Exhibit 4.2 filed with the Company’s Form 10-Q filed on August 13, 2002), as amended by Amendment No. 1 thereto dated October 1, 2002.

4.3		Form of Indenture by and between Komag, Incorporated and U.S. Bank National Association (incorporated by reference from Exhibit 4.8 filed with the Company’s Form S-3/ A filed on January 15, 2004).

10.1		Lease Agreement (B10) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated (incorporated by reference from Exhibit 10.1.1.1 filed with the Company’s report on Form 10-K for the year ended January 2, 2005).

10	.1.1	Second Amendment to Lease (B10) dated December 17, 2004, between DIVCO West Properties and Komag, Incorporated (incorporated by reference from Exhibit 10.1.1.1 filed with the company’s report on form 10-K for the year ended January 2, 2005).

10.2		Form of Indemnification Agreement (incorporated by reference from Exhibit 10.2 filed with the Company’s report on Form S-1 on August 27, 2002).

10.3		Amended and Restated 2002 Qualified Stock Option Plan (incorporated by reference from Exhibit 10.1 filed with the Company’s report on Form 10-Q for the quarter ended April 3, 2005).

10	.3.1	Komag, Incorporated 2002 Deferred Compensation Plan (incorporated by reference from Exhibit 10.4.2 filed with the Company’s report on Form S-1 on August 27, 2002).

10.4		Letter dated August 6, 2003 from the Malaysian Industrial Development Authority addressed to Komag USA (Malaysia) Sdn. extending the “Pioneer Status’ of the Company’s thin-film media venture in Malaysia (incorporated by reference from Exhibit 10.5.2 filed with the Company’s report on Form 10-Q for the quarter ended September 28, 2003).

10	.4.1	Letter dated July 21, 2005 from the Malaysian Industrial Development authority addressed to Komag USA (Malaysia) Sdn. extending the “Pioneer Status” of the Company’s thin-film media venture in Malaysia.

Exhibit
Number		Description

10.5		Business Agreement by and between the Company and Maxtor Corporation dated October 6, 2003 (incorporated by reference from Exhibit 10.7 filed with the Company’s Form S-3/ A filed on December 9, 2003).

10	.5.1	Addendum to Business Agreement between Maxtor, Inc. and Komag, Incorporated dated October 6, 2003, as amended on July 8, 2005 * (incorporated by reference from Exhibit 10.2 filed with the Company’s report on Form 10-Q for the quarter ended October 2, 2005).

10.6		Discretionary Bonus Plan (incorporated by reference from Exhibit 10.7 filed with the Company’s Form 10-K for the year ended January 2, 2005).

10.7		Bonus Plan.

10	.7.1	Target Incentive Plan.

10.8		Form of Notice of Grant of Stock Purchase Right — Employees (incorporated by reference from Exhibit 10.9 filed with the Company’s Form 10-K for the year ended January 2, 2005).

10	.8.1	Form of Notice of Grant of Stock Purchase Right — Officers and Directors (incorporated by reference from Exhibit 10.9.1 filed with the Company’s Form 10-K for the year ended January 2, 2005).

10.9		Form of Stock Option Agreement (incorporated by reference from Exhibit 10.10 filed with the Company’s Form 10-K for the year ended January 2, 2005).

10.10		Volume Purchase Agreement dated June 6, 2005 between the Company, Komag USA (Malaysia) Sdn, and Western Digital Technologies, Inc. as amended by Amendment No. 1 thereto dated July 22, 2005 * (incorporated by reference from Exhibit 10.1 filed with the Company’s report on Form 10-Q for the quarter ended July 3, 2005).

10	.10.1	Amendment No. 2 to Volume Purchase Agreement, dated November 29, 2005, and Amendment No. 3 to Volume Purchase Agreement, dated January 31, 2006, between the Company, Komag USA (Malaysia) Sdn., and Western Digital Technologies, Incorporated. *

10.11		Media Supply Agreement dated July 4, 2005 between the Company, Komag USA (Malaysia) Sdn, and Seagate Technology International. * (incorporated by reference from Exhibit 10.1 filed with the Company’s report on Form 10-Q for the quarter ended October 2, 2005).

10.12		Form of Officer Employment Agreements (incorporated by reference from Exhibit 10.3 filed with the Company’s report on Form 10-Q for the quarter ended October 2, 2005).

10.13		Amendment to Stock Option Agreements, Amendment to Stock Purchase Agreements, Amended and Restated Notice of Grant of Stock Purchase Right, and Consulting Services Agreement, each dated February 15, 2006, between the company and Thian H. Tan.

21		Subsidiaries of Komag, Incorporated.

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24		Power of Attorney. Reference is hereby made to the signature pages of this report.

31.1		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a) Certification of Chief Financial Officer.
32		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

      The Company agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company.

Item 15(c)	Financial Statement Schedule

      See attached Schedule II.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on this 7th day of March, 2006.

KOMAG, INCORPORATED

By:	/s/ THIAN HOO TAN

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THIAN HOO TAN (Thian Hoo Tan)	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2006

/s/ KATHLEEN A. BAYLESS (Kathleen A. Bayless)	Senior Vice President, Chief Financial Officer, and Secretary (Principal Financial Officer)	March 7, 2006

/s/ PAUL G. JUDY (Paul G. Judy)	Vice President, Corporate Controller, and Chief Accounting Officer (Principal Accounting Officer)	March 7, 2006

/s/ PAUL A. BRAHE (Paul A. Brahe)	Director	March 7, 2006

/s/ CHRIS A. EYRE (Chris A. Eyre)	Director	March 7, 2006

/s/ RICHARD A. KASHNOW (Richard A. Kashnow)	Director	March 7, 2006

/s/ KENNETH R. SWIMM (Kenneth R. Swimm)	Director	March 7, 2006

/s/ DAVID G. TAKATA (David G. Takata)	Director	March 7, 2006

/s/ HARRY G. VAN WICKLE (Harry G. Van Wickle)	Director	March 7, 2006

/s/ DENNIS P. WOLF (Dennis P. Wolf)	Director	March 7, 2006

/s/ MICHAEL LEE WORKMAN (Michael Lee Workman)	Director	March 7, 2006

KOMAG, INCORPORATED

Schedule II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End of
Description	of Year	Expenses	Deductions	Year

(In thousands)
Year ended December 28, 2003

Allowance for doubtful accounts	$401	$(3)	$—	$398

Year ended January 2, 2005

Allowance for doubtful accounts	$398	$(398)	$—	$—

Year ended January 1, 2006

Allowance for doubtful accounts	$—	$—	$—	$—

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Komag Incorporated’s Further Modified First Amended Plan of Reorganization, dated May 7, 2002 (incorporated by reference from Exhibit 2.1 filed with the Company’s Form 8-K filed on July 11, 2002).
2.2		Findings of Fact, Conclusions of Law and Order, dated May 9, 2002, Confirming Further Modified First Amended Plan of Reorganization of Komag, Incorporated, dated May 7, 2002 (incorporated by reference from Exhibit 2.2 filed with the Company’s Form 8-K filed on July 11, 2002).

3.1		Amended and Restated Certificate of Incorporation of Komag, Incorporated (incorporated by reference from Exhibit 3.1 filed with the Company’s Form 10-Q filed on August 13, 2002).

3.2		Bylaws of Komag, Incorporated (incorporated by reference from Exhibit 3.2 filed with the Company’s Form 10-Q filed on August 13, 2002).

4.1		Form of Stock Certificate for Common Stock (incorporated by reference from Exhibit 4.1 filed with the Company’s Form 10-Q filed on August 13, 2002).

4.2		Registration Rights Agreement between Komag, Incorporated and certain holders of common stock and Senior Secured Notes due 2007, (incorporated by reference from Exhibit 4.2 filed with the Company’s Form 10-Q filed on August 13, 2002), as amended by Amendment No. 1 thereto dated October 1, 2002.

4.3		Form of Indenture by and between Komag, Incorporated and U.S. Bank National Association (incorporated by reference from Exhibit 4.8 filed with the Company’s Form S-3/ A filed on January 15, 2004).

10.1		Lease Agreement (B10) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated (incorporated by reference from Exhibit 10.1.1.1 filed with the Company’s report on Form 10-K for the year ended January 2, 2005).

10	.1.1	Second Amendment to Lease (B10) dated December 17, 2004, between DIVCO West Properties and Komag, Incorporated (incorporated by reference from Exhibit 10.1.1.1 filed with the company’s report on form 10-K for the year ended January 2, 2005).

10.2		Form of Indemnification Agreement (incorporated by reference from Exhibit 10.2 filed with the Company’s report on Form S-1 on August 27, 2002).

10.3		Amended and Restated 2002 Qualified Stock Option Plan (incorporated by reference from Exhibit 10.1 filed with the Company’s report on Form 10-Q for the quarter ended April 3, 2005).

10	.3.1	Komag, Incorporated 2002 Deferred Compensation Plan (incorporated by reference from Exhibit 10.4.2 filed with the Company’s report on Form S-1 on August 27, 2002).

10.4		Letter dated August 6, 2003 from the Malaysian Industrial Development Authority addressed to Komag USA (Malaysia) Sdn. extending the ‘Pioneer Status’ of the Company’s thin-film media venture in Malaysia (incorporated by reference from Exhibit 10.5.2 filed with the Company’s report on Form 10-Q for the quarter ended September 28, 2003).

10	.4.1	Letter dated July 21, 2005 from the Malaysian Industrial Development authority addressed to Komag USA (Malaysia) Sdn. extending the “Pioneer Status” of the Company’s thin-film media venture in Malaysia.

10.5		Business Agreement by and between the Company and Maxtor Corporation dated October 6, 2003 (incorporated by reference from Exhibit 10.7 filed with the Company’s Form S-3/ A filed on December 9, 2003).

10	.5.1	Addendum to Business Agreement between Maxtor, Inc. and Komag, Incorporated dated October 6, 2003, as amended on July 8, 2005 * (incorporated by reference from Exhibit 10.2 filed with the Company’s report on Form 10-Q for the quarter ended October 2, 2005).

10.6		Discretionary Bonus Plan (incorporated by reference from Exhibit 10.7 filed with the Company’s Form 10-K for the year ended January 2, 2005).

10.7		Bonus Plan.

10	.7.1	Target Incentive Plan.

10.8		Form of Notice of Grant of Stock Purchase Right — Employees (incorporated by reference from Exhibit 10.9 filed with the Company’s Form 10-K for the year ended January 2, 2005).

Exhibit
Number		Description

10	.8.1	Form of Notice of Grant of Stock Purchase Right — Officers and Directors (incorporated by reference from Exhibit 10.9.1 filed with the Company’s Form 10-K for the year ended January 2, 2005).

10.9		Form of Stock Option Agreement (incorporated by reference from Exhibit 10.10 filed with the Company’s Form 10-K for the year ended January 2, 2005).

10.10		Volume Purchase Agreement dated June 6, 2005 between the Company, Komag USA (Malaysia) Sdn, and Western Digital Technologies, Inc. as amended by Amendment No. 1 thereto dated July 22, 2005 * (incorporated by reference from Exhibit 10.1 filed with the Company’s report on Form 10-Q for the quarter ended July 3, 2005).

10	.10.1	Amendment No. 2 to Volume Purchase Agreement, dated November 29, 2005, and Amendment No. 3 to Volume Purchase Agreement, dated January 31, 2006, between the Company, Komag USA (Malaysia) Sdn., and Western Digital Technologies, Incorporated. *

10.11		Media Supply Agreement dated July 4, 2005 between the Company, Komag USA (Malaysia) Sdn, and Seagate Technology International. * (incorporated by reference from Exhibit 10.1 filed with the Company’s report on Form 10-Q for the quarter ended October 2, 2005).

10.12		Form of Officer Employment Agreements (incorporated by reference from Exhibit 10.3 filed with the Company’s report on Form 10-Q for the quarter ended October 2, 2005).

10.13		Amendment to Stock Option Agreements, Amendment to Stock Purchase Agreements, Amended and Restated Notice of Grant of Stock Purchase Right, and Consulting Services Agreement, each dated February 15, 2006, between the company and Thian H. Tan.

21		Subsidiaries of Komag, Incorporated.

23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24		Power of Attorney. Reference is hereby made to the signature pages of this report.

31.1		Rule 13a-14(a) Certification of Chief Executive Officer.

31.2		Rule 13a-14(a) Certification of Chief Financial Officer.
32		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.