Form 10-Q
period 2006-04-02
KOMAG INC /DE/
filed 2006-05-04
CIK 813347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended April 2, 2006
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
           Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEEDING FIVE YEARS
     Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     On April 2, 2006, 30,729,574 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding.

INDEX
KOMAG, INCORPORATED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of the United States (US) federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions, anticipations, commitments, or strategies regarding the future that are forward-looking. These statements include those discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including “Results of Operations,” “Critical Accounting Policies,” and “Liquidity and Capital Resources,” and elsewhere in this report. These statements include statements concerning product development, product acceptance, product demand, shipping volumes, projected revenues, international revenues, pricing pressures, sales returns, gross profit, expenses, reserves, taxes, net income, capital spending, and liquidity requirements.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
KOMAG, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 2, 2006	April 3, 2005
Net sales	$208,512	$140,275
Cost of sales	149,419	105,212

Gross profit	59,093	35,063
Operating expenses:
Research, development, and engineering	15,075	11,155
Selling, general, and administrative	8,024	5,535
Gain on disposal of assets	(60)	(389)

	23,039	16,301

Operating income	36,054	18,762
Other income (expense):
Interest income	2,071	750
Interest expense	(441)	(441)
Other income (expense), net	(476)	(28)

	1,154	281

Income before income taxes	37,208	19,043
Provision for income taxes	971	516

Net income	$36,237	$18,527

Basic net income per share	$1.22	$0.66

Diluted net income per share	$1.09	$0.59

Number of shares used in basic per share computations	29,685	28,261

Number of shares used in diluted per share computations	33,499	32,313

See accompanying notes to condensed consolidated financial statements.

KOMAG, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	April 2, 2006	January 1, 2006
ASSETS

Current assets
Cash and cash equivalents	$105,989	$99,984
Short-term investments	85,000	105,050
Accounts receivable (less allowances of $1,978 and $2,866, respectively)	119,462	116,217
Inventories	72,517	54,000
Prepaid expenses and deposits	1,418	1,846

Total current assets	384,386	377,097
Property, plant, and equipment, net	439,247	351,046
Other assets	3,291	3,308

	$826,924	$731,451

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$143,557	$97,901
Customer advances	122,540	102,898
Accrued expenses and other liabilities	16,880	28,585

Total current liabilities	282,977	229,384
Long-term debt	80,500	80,500
Deferred rent	2,694	2,562

Total liabilities	366,171	312,446

Stockholders’ equity
Common stock, $0.01 par value per share:
Authorized - 50,000 shares
Issued and outstanding - 30,730 and 30,092 shares, respectively	307	301
Additional paid-in capital	263,741	267,920
Deferred stock-based compensation	—	(9,695)
Accumulated other comprehensive loss	(645)	(634)
Retained earnings	197,350	161,113

Total stockholders’ equity	460,753	419,005

	$826,924	$731,451

See accompanying notes to condensed consolidated financial statements.

KOMAG, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 2, 2006	April 3, 2005
Operating Activities
Net income	$36,237	$18,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	14,476	10,100
Tax provision charged to additional paid-in capital	810	297
Amortization and adjustments of intangible assets	44	942
Stock-based compensation	3,536	841
Deferred rent	132	640
Non-cash interest charges	38	38
Gain on disposal of assets	(60)	(389)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,245)	(6,442)
Inventories	(18,517)	(6,167)
Prepaid expenses and deposits	428	984
Trade accounts payable	16,767	12,771
Customer advances	19,642	—
Accrued expenses and other liabilities	(11,555)	(5,733)

Net cash provided by operating activities	58,733	26,409

Investing Activities
Acquisition of property, plant, and equipment	(73,988)	(16,615)
Purchases of short-term investments	(36,850)	(67,150)
Proceeds from sales and maturities of short-term investments	56,900	60,150
Proceeds from disposal of property, plant, and equipment	99	443
Other	(65)	—

Net cash used in investing activities	(53,904)	(23,172)

Financing Activities
Repurchase of common stock	(1,049)	—
Proceeds from sale of common stock	2,225	2,164

Net cash provided by financing activities	1,176	2,164

Increase in cash and cash equivalents	6,005	5,401
Cash and cash equivalents at beginning of period	99,984	26,410

Cash and cash equivalents at end of period	$105,989	$31,811

See accompanying notes to condensed consolidated financial statements.

KOMAG, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
APRIL 2, 2006
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements include the accounts of Komag, Incorporated (the Company), a Delaware corporation, and its wholly-owned subsidiaries. These financial statements have been prepared in accordance with United States of America (US) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US generally accepted accounting principles. While the financial information furnished is unaudited, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the condensed consolidated financial position, operating results, and cash flows for the periods presented, have been included. Operating results for the three months ended April 2, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended January 1, 2006, which are included in the Company’s Annual Report on Form 10-K.
     Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Fiscal Year: The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The Company’s 2006 fiscal year will include 52 weeks. The three-month reporting periods included in this report include 13 weeks.
     Cash and Cash Equivalents: The Company considers as a cash equivalent any bank deposit, money market investment, and any highly-liquid investment that has an original maturity at the date of purchase of three months or less.
     Short-Term Investments: The Company invests its excess cash in high-quality, short-term debt instruments and auction rate preferred securities. At April 2, 2006, all short-term investments are designated as available for sale. Interest and dividends on the investments are included in interest income. The costs of the Company’s investments approximate fair value; accordingly, there were no realized gains or losses.

     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following (in thousands):

	April 2, 2006	January 1, 2006
Raw materials	$58,885	$39,230
Work in process	7,811	6,489
Finished goods	5,821	8,281

	$72,517	$54,000

     Computation of Net Income Per Share: The Company determines net income per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.
     Basic net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares and dilutive potential shares of common stock outstanding during the period. The dilutive effect of outstanding options and stock purchase rights is reflected in diluted net income per share by application of the treasury stock method. The dilutive effect of outstanding contingently convertible debt is reflected in diluted net income per share by application of the if-converted method. Interest expense related to the contingently convertible debt is an adjustment to net income for the diluted net income per share calculations.

     The following table sets forth the computation of net income per share. The table is in thousands, except per share amounts.

	Three Months Ended
	April 2, 2006	April 3, 2005
Numerator for basic net income per share:
Net income as reported	$36,237	$18,527

Numerator for diluted net income per share:
Net income as reported	$36,237	$18,527
Interest adjustment related to contigently convertible debt	441	441

	$36,678	$18,968

Denominator for basic net income per share:
Weighted average shares outstanding	29,685	28,261

Denominator for diluted net income per share:
Weighted average shares	29,685	28,261
Effect of dilutive securities:
Contingently convertible shares under convertible debt	3,049	3,049
Stock options	473	522
Warrants	—	460
Stock purchase rights	292	21

	33,499	32,313

Basic net income per share	$1.22	$0.66

Diluted net income per share	$1.09	$0.59

     Recent Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 clarifies the accounting for inventory when there are amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing generally accepted accounting principles, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted this pronouncement beginning in fiscal year 2006. The adoption of SFAS 151 had no material effect on the Company’s financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 replaces APB No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. The Company adopted this pronouncement beginning in fiscal year 2006. The adoption of SFAS 154 had no material effect on the Company’s financial position or results of operations.
Note 2. Stock-Based Compensation
Change in Accounting Principle
     Effective January 2, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (SFAS 123R) using the modified prospective method, in which compensation cost is recognized based on the requirements of SFAS 123R for (a) all share-based payments granted or modified after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.
     As permitted under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for stock-based awards to employees through January 1, 2006. Accordingly, compensation cost for stock options and stock purchase rights was measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the exercise price. Stock-based compensation expense related to stock options issued and stock purchase rights amounted to approximately $3.5 million and $0.8 million for the three months ended April 2, 2006 and April 3, 2005, respectively.
     The Company elected to amortize stock-based compensation for awards outstanding and unvested on its adoption of SFAS 123R as well as for awards granted on or after its adoption of SFAS 123R on a ratable basis over the requisite service (vesting) period for the entire award. The vesting period for stock options has generally been four years and the vesting for stock purchase rights generally has been three years.
Plan Description
     The 2002 Qualified Stock Plan (the 2002 Stock Plan) provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-statutory stock options, stock purchase rights, stock appreciation rights, performance shares and performance units to the Company’s employees, directors, and consultants. The term for stock options granted may not exceed 10 years.
     As of April 2, 2006, the Company had authorized a total of 4,242,054 shares of its common stock for issuance under the 2002 Stock Plan. As of April 2, 2006, the Company had a net balance of 838,701 shares of the Company’s common stock reserved for issuance under the 2002 Stock Plan. Of the 838,701 shares reserved for future issuance under the 2002 Stock Plan, 29,833 shares are for stock purchase rights deferred under a deferred compensation plan, 679,812 shares are for the exercise of outstanding stock options, and 129,056 shares are for future grants of stock options and stock purchase rights.
Summary of Assumptions and Activity
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted below. There were no option grants in the first three months of 2006. The following assumptions were used to estimate the fair value of option grants in the first three months of 2005: risk-free interest rate of 4.04%, expected volatility of the market price of the Company’s common stock of 71.8%, no dividend yield, and a weighted-average expected life of 4.0 years. The weighted-average fair value of options granted during the first three months of 2005 was $11.43 per share.
     The following table sets forth a summary of option activity for the first quarter of 2006:

			Weighted-average
			Remaining	Aggregate
		Weighted-average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
		(per share)	(years)
Outstanding at January 1, 2006	868,853	$12.99
Granted	—	—
Exercised	(188,434)	$11.79
Cancelled	(607)	$13.41

Outstanding at April 2, 2006	679,812	$13.33	7.58	$23,297,419

Exercisable at April 2, 2006	295,224	$12.12	7.39	$10,474,866

     The total intrinsic value of options exercised during the three months ended April 2, 2006 and April 3, 2005 was $6.6 million and $1.9 million, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.

     The following table sets forth a summary of the Company’s stock purchase rights for the three months ended April 2, 2006:

		Weighted-average
		Grant Date
	Shares	Fair Value
		(per share)
Outstanding at January 1, 2006	573,201	$22.34

Granted	473,374	46.76
Vested	(145,437)	20.65
Cancelled	(1,814)	30.98

Outstanding at April 2, 2006	899,324	$35.45

     In the first three months of 2006, the Company recorded $1.6 million of stock-based compensation expense related to stock purchase rights. The cumulative effect of adopting SFAS 123R related to applying an estimated forfeiture rate to unvested stock purchase rights outstanding on the date of adoption was a $0.2 million credit, which was credited to cost of sales, research, development, and engineering expenses, and selling, general, and administrative expenses. The Company determines the fair value of stock purchase rights based on the Nasdaq closing stock price on the date of grant. Compensation expense related to stock purchase rights is amortized on a ratable basis over the vesting period of 36 months.
     As of April 2, 2006, there was approximately $33.8 million of total unrecognized compensation cost related to employee and director stock-based compensation arrangements. The cost is expected to be recognized on a ratable basis over the remaining vesting period of the stock-based awards which have a weighted average remaining vesting period of 1.37 years. The total fair value of stock-based awards vested during the quarter ended April 2, 2006 was approximately $3.8 million.
     As a result of adopting SFAS 123R on January 2, 2006, the Company’s income before provision for income taxes, and net income for the three months ended April 2, 2006, were approximately $1.0 million and $0.9 million lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net income per share for the three months ended April 2, 2006 were approximately $0.02 and $0.03 lower, respectively, due to the adoption of SFAS 123R.
     During the first quarter of 2006, the Company announced the anticipated retirement of its Chief Executive Officer (CEO) later in 2006. Certain agreements were entered into with the CEO as a result of the anticipated retirement. The agreements were filed as exhibits to the Form 10-K filed for the year ended January 1, 2006. Under the agreements, the vesting of certain stock options and stock purchase rights will be accelerated in connection with the CEO’s retirement. The Company recorded an additional $1.0 million of stock-based compensation expense in the first quarter of 2006 related to the modification of the CEO’s stock options and stock purchase rights.
     In accordance with SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123), and SFAS No. 148 Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123, prior to fiscal 2006, the Company provided pro forma disclosure of the effect on net income and earnings per share had the fair value method, as prescribed by SFAS 123, been used.
     The following table reflects the effect on the Company’s net income and income per share had the fair value method been applied to all outstanding and unvested awards for the first quarter of 2005. The table is in thousands, except per share data.

Three
Months
Ended
April 3, 2005

Net income, as reported	$18,527
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	841
Deduct: Stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(1,566)

Pro forma net income	$17,802

Net income per share:
Basic — as reported	$0.66

Diluted — as reported	$0.59

Basic — pro forma	$0.63

Diluted — pro forma	$0.56

Note 3. Concentration of Customer, Supplier, and Geographic Risk
     The following table reflects the percentage of the Company’s net sales by major customer:

	Three Months Ended
	April 2, 2006	April 3, 2005

Western Digital Corporation	35%	19%
Hitachi Global Storage Technologies (1)	22%	25%
Maxtor Corporation	21%	35%
Seagate Technology	18%	16%

(1)	Includes sales to Hitachi Global Storage Technologies’ contract manufacturer, Excelstor
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
     A majority of the Company’s long-lived assets is located at its Malaysian manufacturing facilities. These assets totaled $407.1 million as of April 2, 2006, and $319.6 million as of January 1, 2006. The majority of the Company’s sales is delivered to manufacturing facilities located in Asia.
Note 4. Accrued Expenses and Other Liabilities
     The following table (in thousands) summarizes accrued expenses and other liabilities balances at April 2, 2006 and January 1, 2006:

	April 2, 2006	January 1, 2006

Accrued compensation and benefits	$14,384	$24,986
Other liabilities	2,496	3,599

	$16,880	$28,585

Note 5. Customer Advances
     The Company entered into supply agreements, including certain amendments to these agreements, with three major customers in 2005, and another major customer in the first quarter of 2006. Each agreement requires that the Company supply, and the customer purchase, certain specified media volumes, and that the Company supply media from existing and new production capacity to meet such purchase requirements, subject to certain exceptions. Under the supply agreements, the customers are required to pay certain advances covering future purchases of media from the Company. The customer advances, which totaled $122.5 million and $102.9 million as of April 2, 2006 and January 1, 2006, respectively, are to be repaid to the customers via a credit of a specified dollar amount per disk on future sales.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I. Financial Information, Item 1. Condensed Consolidated Financial Statements of this report.
     The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business, including but not limited to: our belief that we are a leading independent supplier of disks; our belief that we have developed a deep understanding of market needs in the disk drive market; our belief that our manufacturing and technology development programs provide us with competitive advantages in maintaining and growing our market share; our belief that we have developed strong relationships with many of the leading disk drive manufacturers; our belief that our manufacturing operations, together with our experience in the industry and our economies of scale, provide us with timing and cost advantages in delivering consistently high-quality products to our customers in high volumes; our plan to continue to generate cash from our operations for the remainder of 2006; our expectation that our revenues will increase by 5% to 10% in the second quarter of 2006 compared to the first quarter of 2006; our belief that we will continue to investigate areas where we can expand our presence in the disk market; our expectation that we will continue to generate cash from operations; our expectation that we will fund our expansion with cash from operations and customer advances; our expectation that we will expand our disk manufacturing capacity to 35 million disks a quarter by the second quarter of 2006, and to 43 million disks a quarter by the end of 2006; and our belief that the estimates and judgments made regarding future events in connection with the preparation of our financial statements are reasonable. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” and similar expressions. In addition, forward-looking statements include, but are not limited to, statements about our beliefs, estimates, or plans about our ability to maintain low manufacturing and operating costs and costs per unit, our ability to estimate revenues, shipping volumes, pricing pressures, returns, reserves, demand for our disks, selling, general, and administrative expenses, taxes, research, development, and engineering expenses, spending on property, plant, and equipment, expected sales of disks and the market for disk drives generally and certain customers specifically, and our beliefs regarding our liquidity needs.
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
     Due to continuing strong customer demand and supply agreements entered into with each of our four major customers in 2005 and 2006, we increased our capacity to approximately 32 million disks a quarter by the end of the first quarter of 2006. We are currently in the process of expanding our capacity to 35 million disks a quarter, which we plan to achieve in the second quarter of 2006. We expect to expand further our capacity and exit the fourth quarter of 2006 with a capacity of 43 million disks a quarter. If we are unable to utilize our expanded capacity, we may be unable to increase or sustain our gross margins.
     A majority of our revenue, expense, and capital purchasing activities is transacted in US dollars. However, a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit). In July 2005, Malaysia removed its currency peg to the US dollar in favor of a managed float system. Changes in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases.

     The following discussion compares the results of operations for the first quarter ended April 2, 2006, to the results of operations for the first quarter ended April 3, 2005. To facilitate an understanding of this discussion, we have provided the following table. The table (in thousands) reflects income statement components for the first quarters of 2006 and 2005, and also reflects income statement components as a percentage of net sales.

	Three Months Ended
	April 2, 2006		April 3, 2005

Net sales	$208,512	100.0%	$140,275	100.0%
Cost of sales	149,419	71.7%	105,212	75.0%

Gross profit	59,093	28.3%	35,063	25.0%

Research, development, and engineering expense	15,075	7.2%	11,155	8.0%
Selling, general, and administrative expense	8,024	3.8%	5,535	3.9%
Gain on disposal of assets	(60)	(0.0%)	(389)	(0.3%)
Interest income	(2,071)	(1.0%)	(750)	(0.5%)
Interest expense	441	0.2%	441	0.3%
Other expense, net	476	0.2%	28	0.0%
Provision for income taxes	971	0.5%	516	0.4%

Net income	$36,237	17.4%	$18,527	13.2%

Net Sales
     Consolidated net sales in the first quarter of 2006 were $208.5 million, a 48.6% increase compared to $140.3 million in the first quarter of 2005. Our finished unit sales volume increased to 31.9 million units in the first quarter of 2006 from 22.2 million in the first quarter of 2005. The increase in consolidated net sales primarily reflected the increase in our sales volume due to higher demand in the industry. Our average selling price increased slightly in the first quarter of 2006 compared to the first quarter of 2005.
     Other disk sales, which generally include single-side disks, aluminum substrate disks, plated disks, textured disks, and polished disks, were $25.8 million in the first quarter of 2006, compared to $17.4 million in the first quarter of 2005. The increase reflected higher sales of textured disks and polished disks. The increase in other disk sales was related to higher customer demand. Disk substrate sales vary from period to period based on customer requirements.
     Finished disk shipments for desktop and consumer applications together represented 93% of our unit shipment volume in the first quarter of 2006 compared to 94% in the first quarter of 2005. The remaining finished disk shipments in the first quarter of 2006 and 2005 were for enterprise drives. Sales of 100GB and above per platter disks increased to 31% of net sales in the first quarter of 2006, compared to 18% in the first quarter of 2005.
     In the first quarter of 2006, sales to Western Digital Corporation (Western Digital), Hitachi Global Storage Technologies (HGST) (including sales to HGST’s contract manufacturer, Excelstor), Maxtor Corporation (Maxtor), and Seagate Technology (Seagate), accounted for 35%, 22%, 21%, and 18%, respectively, of our total net sales. In the first quarter of 2005, sales to Western Digital, HGST, Maxtor, and Seagate accounted for 19%, 25%, 35%, and

16%, respectively, of our total net sales. Our sales are concentrated among a few customers. We expect to continue to derive a substantial portion of our sales from these customers, and from a small number of other customers. In December 2005, Seagate and Maxtor announced that they entered into a definitive agreement under which Seagate will acquire Maxtor. The transaction is expected to be completed as early as May 2006.
     We entered into supply agreements, including certain amendments to these agreements, with Western Digital, Maxtor and Seagate in 2005, and with HGST in the first quarter of 2006. Each agreement requires that we supply, and the customer purchase, certain specified media volumes, and that we supply media from existing and new production capacity to meet such purchase requirements, subject to certain exceptions. Under the supply agreements, these customers are required to pay certain advances covering future purchases of media from the Company. The customer advances, which totaled $122.5 million and $102.9 million as of April 2, 2006 and January 1, 2006, respectively, are to be repaid to the customers via a credit of a specified dollar amount per disk on future sales.
     Based on continuing strong market demand, we expect total net sales for the second quarter to increase by 5% to 10% from the first quarter of 2006. This level of total net sales reflects current continuing strong demand for finished disks, as well as demand for our substrates.
Gross Profit
     Our gross profit percentage increased 3.3 percentage points to 28.3% for the first quarter of 2006, compared to 25.0% for the first quarter of 2005. In the first quarter of 2006, there was a positive gross profit impact of 2.5 percentage points due to a higher average selling price and a 0.8 percentage point increase due to lower costs per unit.
Research, Development, and Engineering Expenses
     Research, development and engineering (R&D) expenses in the first quarter of 2006 were $15.1 million compared to $11.2 million in the first quarter of 2005. The increase primarily reflects higher headcount and related compensation expense.
Selling, General, and Administrative Expenses
     Selling, general, and administrative (SG&A) expenses of $8.0 million in the first quarter of 2006 were $2.5 million higher than the $5.5 million incurred in the first quarter of 2005. The increase primarily reflected higher stock compensation expense of $1.5 million, higher incentive compensation of $0.5 million, and higher headcount and related compensation expense of $0.5 million. The higher stock compensation is primarily due to an additional $1.0 million of stock-based compensation expense in the first quarter of 2006 related to the modification of stock options and stock purchase rights for our Chief Executive Officer (CEO). During the first quarter of 2006, we announced the anticipated retirement of our CEO later in 2006. Certain agreements were entered into with the CEO as a result of the anticipated retirement. The agreements were filed as exhibits to the Form 10-K filed for the year ended January 1, 2006. Under the agreements, the vesting of certain stock options and stock purchase rights will be accelerated in connection with the CEO’s retirement.

Interest Expense
     Interest expense reflected interest on our $80.5 million, 2% convertible subordinated notes, which were issued on January 28, 2004.
Other income (expense), net
     Other income (expense), net primarily consists of foreign currency gains and losses.
Tax provision
     Our tax provision for the three months ended April 2, 2006 is based on our annual effective tax rate of 2.6% in accordance with SFAS No. 109, Accounting for Income Taxes. We currently have separate tax holidays at our different manufacturing facilities located in Malaysia which continue through 2006 and a new ten year tax holiday begins in January 2007 through 2016 which covers all of our manufacturing facilities in Malaysia.
Critical Accounting Policies
     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with US generally accepted accounting principles. We regularly evaluate our estimates, including those related to our net sales, allowance for inventories, commitments and contingencies, income taxes, and asset impairments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ significantly from those estimates if our assumptions are incorrect. We believe that the following discussion addresses our most critical accounting policies. These policies are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Allowance for Sales Returns
     We estimate our allowance for sales returns based on historical data as well as current knowledge of product quality. We have not experienced material differences between our estimated reserves for sales returns and actual results. It is possible that the failure rate on products sold could be higher than it has been historically, which could result in significant changes in future returns. Since estimated sales returns are recorded as a reduction in net sales, any significant difference between our estimated and actual experience or changes in our estimate would be reflected in our reported net sales in the period we determine that difference. There were no significant changes from the prior quarter estimates in the first three months of 2006.
Inventory Obsolescence
     Our policy is to provide for inventory obsolescence based upon an estimated obsolescence percentage applied to the inventory based on age, historical trends, and requirements to support forecasted sales. In addition, and as necessary, we may provide additional charges for future known or anticipated events. There were no significant changes from the prior quarter estimates in the first three months of 2006.
Liquidity and Capital Resources
     As of April 2, 2006, we had $191.0 million in cash, cash equivalents, and short-term investments, which reflected a $14.0 million decrease during the quarter. This decrease primarily reflected $74.0 million of spending on property, plant, and equipment, offset by a $58.7 million increase resulting from consolidated operating activities, and $1.2 million in net proceeds from sales of common stock under our stock incentive plans.
     In July 2005, Malaysia removed its currency peg to the US dollar in favor of a managed float system. As of April 2, 2006, we held approximately $36.0 million (Malaysian ringgit 132.1 million) of cash and cash equivalents that were denominated in Malaysian ringgit.
     Consolidated operating activities generated $58.7 million in cash in the first three months of 2006. The primary components of this amount include the following:
•	net income of $36.2 million, net of non-cash depreciation and amortization of property, plant and equipment of $14.5 million and other net non-cash charges of $4.5 million;

•	an accounts receivable increase of $3.2 million, which reflected an increase in sales during the first quarter of 2006 compared to fourth quarter of 2005;

•	an inventory increase of $18.5 million, which primarily reflected increased inventory to support increased production and sales volumes;

•	an accounts payable increase of $16.8 million, which primarily reflected increased inventory and higher capital spending; and

•	an accrued expenses and other liabilities increase of $8.1 million, which primarily reflected a net increase in customer advances, offset by payments of incentive compensation accruals.
     Our total capital spending in the first three months of 2006 was $102.9 million (on an accrual basis), and included capital expenditures to increase our substrate and finished disk capacity, to improve our equipment capability for the manufacture of advanced products, and for projects designed to improve yield and productivity. For the remainder of 2006, we plan to spend approximately $200.0 million on property, plant, and equipment in order to increase our finished disk and related substrate capacity and continue to ramp new production processes. We expect to fund this capital spending with cash from operations and customer advances.
     We have $80.5 million of 2% Convertible Subordinated Notes (the Notes) outstanding. The Notes mature on February 1, 2024, bear interest at 2.0%, and require semiannual interest payments beginning on August 1, 2004. The Notes will be convertible, under certain circumstances, into shares of our common stock based on an initial effective conversion price of $26.40. Holders of the Notes may convert the Notes into shares of our common stock prior to maturity if: 1) the sale price of our common stock equals or exceeds $31.68 for at least 20 trading days in any 30 consecutive trading day period within any of our fiscal quarters; 2) the trading price of the Notes falls below a specified threshold prior to February 19, 2019; 3) the Notes have been called for redemption; or 4) certain specified corporate transactions (as described in the offering prospectus for the Notes) occur. As of April 2, 2006, the Notes were convertible. We may redeem the Notes on or after February 6, 2007, at specified declining redemption premiums. Holders of the Notes may require us to purchase the Notes on February 1, 2011, 2014, or 2019, or upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest. There are no financial covenants, guarantees, or collateral associated with the Notes.
     We have a Malaysian ringgit 12.5 million (approximately $3.4 million) bank guarantee. There is no expiration date on the bank guarantee. No interest will be charged on the bank guarantee, but there is a commission of 0.05% on the amount of bank guarantee utilized. As of April 2, 2006, there were no liabilities outstanding related to this bank guarantee.
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
     As of April 2, 2006, our long-term debt obligations, operating lease obligations, and unconditional purchase obligations were as follows (in thousands):

	Remainder
	of
	2006	2007	2008	2009	2010	Thereafter	Total
Long-Term Debt Obligations	$—	$—	$—	$—	$—	$80,500	$80,500
Operating Lease Obligations	2,078	2,203	2,051	3,154	3,146	13,241	25,873
Unconditional Purchase Obligations (1)	6,594	1,225	1,184	1,184	1,184	2,075	13,446

Total Contractual Cash Obligations	$8,672	$3,428	$3,235	$4,338	$4,330	$95,816	$119,819

(1)	Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding, and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable pricing provisions; and the approximate timing of the transactions. The amounts are based on our contractual commitments.
     As of April 2, 2006, we had approximately $5.6 million of non-cancelable capital commitments. This amount is included in the table above under Unconditional Purchase Obligations.
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
     We are exposed to foreign currency exchange rate risk. A majority of our revenue, expense, and capital purchasing activities is transacted in US dollars. However, a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit). For approximately the last seven years, the exchange rate between the ringgit and the US dollar has been pegged at 3.8 ringgits to one US dollar by the Malaysian government. In July 2005, Malaysia removed its currency peg to the US dollar in favor of a managed float system. Changes in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. In the first three months of 2006, our spending on payroll, manufacturing and operating expenses, and raw materials and capital purchases that were denominated in ringgit was approximately $89.5 million. Additionally, in the first three months of 2006, we paid approximately $23.4 million denominated in Malaysian ringgit to a Malaysian supplier for raw materials purchases, based on a cost plus a percentage arrangement. The Malaysian supplier incurs certain costs denominated in ringgit; therefore, any change in the valuation of the ringgit could impact the cost per unit we pay for such raw materials. As of April 2, 2006, we held approximately $36.0 million (Malaysian ringgit 132.1 million) of cash and cash equivalents that were denominated in Malaysian ringgit. We currently do not hedge the exposure to fluctuations in the Malaysian ringgit.
     In September 2005, we began to hedge some of our foreign currency risk related to anticipated equipment purchases denominated in Japanese yen by entering into foreign exchange forward contracts that generally have maturities of 12 months or less. The Company has designated these foreign exchange forward contracts as a cash flow hedge in accordance with SFAS No. 133. The derivatives associated with our hedging activities are marked to market at fair value and any resulting liability is recorded in other liabilities and any resulting asset is recorded to prepaid and other current assets in the Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value is initially reported as a component of accumulated other comprehensive income (loss), net of any tax effects, in stockholders’ equity and subsequently reclassified into depreciation expense in the periods in which the related equipment purchase is depreciated after the forecasted transaction actually occurs. The ineffective portion of gains or losses resulting from changes in fair value is reported in interest and other income, net in the Consolidated Statements of Operations. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements.
     As of April 2, 2006, we had foreign exchange contracts to purchase approximately $3.5 million of Japanese yen. The fair value of our forward contracts was recorded as a $0.2 million other current liability as of April 2, 2006.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of April 2, 2006, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a — 15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner.
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
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during our first fiscal quarter ended April 2, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls
     Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     These risks and uncertainties are not the only ones facing our company. Additional risks and uncertainties that we are unaware of or currently deem immaterial may also become important factors that may harm our business. If any of the following risks actually occur, or other unexpected events occur, our business, financial condition or results of operations could be materially adversely affected, the value of our stock could decline, and investors may lose part or all of their investment. Further, this Form 10-Q contains forward-looking statements, and actual results may differ significantly from the results contemplated by our forward-looking statements.
Risks Related to Our Business
Our business is concentrated in the disk drive market, so downturns in the disk drive manufacturing market and related markets may decrease our revenues and margins.
     The market for our products depends on economic conditions affecting the disk drive manufacturing and related markets. Our products are incorporated into disk drives manufactured by our customers for the desktop personal computer market as well as the enterprise storage systems market and consumer electronic device market. Because of the concentration of our products in the disk drive market, which we expect to continue, our business is linked to the success of this market. The disk drive market has historically been seasonal and cyclical, and has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for disks and pricing pressures. Historically, it has been very difficult to achieve and maintain profitability and revenue growth in the disk drive industry because the average selling price of a disk drive rapidly declines over its commercial life as a result of technological enhancement, productivity improvement and increases in supply. In addition, intense price competition among personal computer manufacturers also tends to cause the average selling price of a disk drive to decline even further.
     The effect of these cycles on suppliers historically has been magnified by disk drive manufacturers’ practice of ordering components, including disks, in excess of their needs during periods of rapid growth, thereby increasing the severity of the drop in the demand for components during periods of reduced growth or contraction. Further, downturns in the disk drive market may cause disk drive manufacturers to delay or cancel projects, reduce their production, or reduce or cancel orders for our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, pricing pressures, and unused capacity, causing us to realize lower revenues and margins and causing our operating results to suffer. For example, in the fourth quarter of fiscal year 2003, disk drive manufacturers appear to have overbuilt product, which resulted in an excess supply of disk drives that was not fully corrected until approximately the third quarter of fiscal year 2004.
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
     We are in the process of significantly increasing the scope of our manufacturing operations in Malaysia. In the first quarter of 2006, we had a manufacturing capacity of approximately 32 million units per quarter and expect to increase our capacity to approximately 43 million units per quarter by the end of 2006. We are expanding our capacity as a result of commitments we have made to each of our four major customers pursuant to strategic supply agreements. In the event we do not increase our capacity as planned on a timely basis, we could lose significant future orders from major customers. In the event we are successful in expanding our manufacturing capacity as planned, there can be no assurance we will receive sufficient orders to utilize fully our additional capacity. In addition, the high utilization of our expanded capacity is dependent on our obtaining sufficient operating supplies and raw materials from our limited and sole-source suppliers to accommodate the increased capacity. We do not have binding commitments from these limited and sole-source suppliers to provide sufficient supplies and raw materials to fully utilize the additional capacity.
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
     We sell most of our products to a limited number of customers. Our customers are disk drive manufacturers. Because of our small customer base, the loss of any one significant customer could have a materially adverse impact on our business operations. A relatively small number of disk drive manufacturers dominates the disk drive market. In addition, we anticipate that Seagate’s proposed acquisition of Maxtor would make the combined Seagate-Maxtor company the largest disk drive manufacturer in the industry. We expect that the success of our business will continue to depend on a limited number of customers. In the first quarter of 2006, 35% of our total net sales were to Western Digital, 22% were to HGST, 21% were to Maxtor, and 18% were to Seagate. If the combined Seagate-Maxtor company or any one of our other significant customers reduces its disk requirements, cancels existing orders, develops or expands capacity to produce its own disks, or requires us to reduce our prices before we are able to reduce costs, and we are unable to replace these orders with sales to new customers, our sales would be reduced and our business, financial condition, and operating results would suffer. Our ability to maintain strong relationships with our significant customers is essential to our future performance. Any further mergers, acquisitions, consolidations, or other significant transactions involving our significant customers may adversely affect our business and operating results.
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
     In December 2005, two of our major customers, Seagate and Maxtor, announced that they entered into a definitive agreement under which Seagate will acquire Maxtor. The transaction is expected to be completed as early as May 2006, subject to obtaining shareholder approvals and customary regulatory approvals. Until the closing, Seagate and Maxtor will continue to operate as separate businesses. Upon closing of the proposed merger, we anticipate that the combined Seagate-Maxtor company will be the largest disk drive manufacturer in the industry. Since each of Seagate and Maxtor are currently two of our largest customers, the anticipated merger will reduce our total number of customers. We cannot forecast with any certainty the impact that Seagate’s proposed acquisition of Maxtor may have on our business, revenues, and operating results. We face high levels of competition for customers in the disk industry, and the merger and consolidation of two of our significant customers may further reduce our bargaining power, result in reduced demand for our products, lead to downward pricing pressure, and otherwise negatively impact our revenues. The combined Seagate-Maxtor company may have greater financial resources and greater technical and manufacturing resources than Seagate and Maxtor have as stand-alone companies.
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
Our agreements with each of our major customers require us to meet certain production volumes, and if we fail to successfully perform under these agreements, we may incur substantial costs and expenses, and our business could be materially and adversely affected.

     We have entered into strategic supply agreements with each of our major customers that require us to meet certain production volume goals. Pursuant to these agreements, monies have been advanced to us to help fund the expansion of our capacity, and if we fail to meet the agreed upon volume goals, we may need to refund some of our customer advances. Even if we succeed in expanding our production capacity in a timely and effective manner as required by our contractual obligations, there can be no assurance that we will meet the product specifications or timetables required by our customers for delivery. Our inability to perform successfully and competently our obligations under our agreements may cause us to incur substantial costs and expenses, and would have an adverse effect on our business, results of operations, and financial condition.
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
     Our business is characterized by high fixed overhead costs, including expensive plant facilities and production equipment. Our per-unit costs and our gross profit are significantly affected by the number of units we produce and the amount of our production capacity that we utilize. We are in the process of significantly expanding our production capacity to approximately 43 million units per quarter by the end of 2006 from approximately 32 million units per quarter for the first quarter of 2006. We have in the past, and may in the future, experience periods of underutilized capacity. For example, in the third quarter of 2004, we completed the installation of additional equipment, which increased our production capacity from approximately 20 million disks a quarter to approximately 24 million disks a quarter. Our finished disk shipments were below this capacity level in the third quarter and fourth quarter of 2004. If our capacity utilization decreases for any reason, including lack of customer demand or cancellation or delay of customer orders, we could experience significantly higher unit production costs, lower margins, and potentially significant losses, as occurred for several years prior to 2003. Underutilization of our production capacity could also result in equipment write-offs, restructuring charges, and employee layoffs. If our production capacity is underutilized for any reason, our financial results and our business would be severely harmed.
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
     Our manufacturing operations are consolidated in Malaysia. As a result, technology developed at our US-based research and development center must be first implemented for high-volume production at our Malaysian facilities. Therefore, we rely heavily on electronic communications between our US headquarters and our Malaysian facilities to transfer specifications and procedures, diagnose operational issues, and meet customer requirements. If our operations in Malaysia or overseas communications are disrupted for a prolonged period for any reason, including a failure in electronic communications with our US operations, the manufacture and shipment of our products would be delayed, and our results of operations would suffer. In addition, a tsunami, flood, earthquake, political instability, act of terrorism or other disaster or condition that adversely affects our facilities or ability to manufacture our products could significantly harm our business, financial condition and operating results.
     Additionally, because a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit), we are particularly sensitive to any change in the foreign currency exchange rate for the ringgit. For approximately seven years, the exchange rate between the ringgit and the US dollar was pegged at 3.8 ringgits to one US dollar by the Malaysian government. In July 2005, Malaysia removed its currency peg to the US dollar in favor of a managed float system. The change in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. In the first quarter of 2006, our spending on payroll, manufacturing, and operating expenses, and raw materials and capital purchases that were denominated in ringgit was approximately $89.5 million. Additionally, in the first quarter of 2006, we paid approximately $23.4 million US dollars to a Malaysian supplier for raw materials purchases, based on a cost plus a percentage arrangement. This Malaysian supplier incurs certain costs that are denominated in ringgit; therefore, any change in the valuation of the ringgit could materially impact the cost per unit we pay for such raw materials. Furthermore, our ability to transfer funds from our Malaysian operations to the US is subject to Malaysian rules and regulations.
     There are a number of other risks associated with conducting business outside of the US. Our Malaysian operations account for substantially all of our net sales. Our sales are primarily made to Asian customers, including the foreign subsidiaries of domestic disk drive companies. Accordingly, our operating results are subject to the risks inherent with international operations, including, but not limited to:
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
     Our products primarily serve the 3 1/2-inch disk drive market where product performance, consistent quality, price, and availability are of great competitive importance. The continuing need for high-capacity disk drives requires disks with higher storage capacity. Higher storage capacity on the surface of a disk is achieved by increasing its areal density. Areal density continues to increase rapidly, requiring significant improvement in every aspect of disk design. These advances require substantial on-going process and technology development. New process technologies, including synthetic anti-ferromagnetically coupled layers and perpendicular magnetic recording, must support cost-effective, high-volume production of disks that meet these ever-advancing customer requirements for enhanced magnetic recording performance. We may not be able to develop and implement these technologies in a timely manner in order to compete effectively against our competitors’ products or entirely new data storage technologies. In addition, we must transfer our technology from our US-based research and development center to our Malaysian manufacturing operations.
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
If we do not protect our patents and other intellectual property rights, our net sales could suffer.
     Our protection of our intellectual property is limited. It is commonplace to protect technology through patents and other forms of intellectual property rights in technically sophisticated fields. We may not receive patents for our pending or future patent applications, and any patents that we own or that are issued to us may be invalidated, circumvented or challenged. In the disk and disk drive industries, companies and individuals have initiated actions against others in the industry to enforce intellectual property rights. Although we attempt to protect our intellectual property rights through patents, copyrights, trade secrets, and other measures, we may not be able to protect adequately our technology. In addition, we may not be able to discover significant infringements of our technology or successfully enforce our rights to our technology if we discover infringing uses by others, and such infringements could have a negative impact on our ability to compete effectively. Competitors may be able to develop similar technology and also may have or may develop intellectual property rights and enforce those rights to prevent us from using such technologies, or demand royalty payments from us in return for using such technologies. Either of these events may affect our production, which could materially reduce our net sales and harm our operating results.
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
     Our operating results historically have fluctuated significantly on both a quarterly and annual basis. We believe that our future operating results will continue to be subject to quarterly variations based on a wide variety of factors, including:
•	timing of significant orders, or order cancellations;

•	changes in our product mix and average selling prices;

•	modified, adjusted, or rescheduled shipments;

•	actions by our competitors, including announcements of new products or technological innovations;

•	availability of disks versus demand for disks;

•	the cyclical nature of the disk drive industry;

•	our ability to develop and implement new and efficient manufacturing process technologies;

•	increases in our production and engineering costs associated with initial design and production of new product programs;

•	our ability to execute future product development and production ramps effectively;

•	fluctuations in exchange rates, particularly between the US dollar and the Malaysian ringgit;

•	the ability of our process equipment to meet more stringent future product requirements;

•	our ability to introduce new products that achieve cost-effective high-volume production in a timely manner, timing of product announcements, and market acceptance of new products;

•	the availability of our production capacity, and the extent to which we can use that capacity;

•	changes in our manufacturing efficiencies, in particular product yields and input costs for direct materials, operating supplies and other running costs;

•	prolonged disruptions of operations at any of our facilities for any reason;

•	changes in the cost of or limitations on availability of labor;

•	structural changes within the disk industry, including combinations, failures, and joint venture arrangements; and

•	changes in tax regulations in foreign jurisdictions that could potentially reduce our tax incentives in areas such as Malaysian capital allowances, tax holidays, and exemptions on withholding tax on royalty payments made by our Malaysian operations to our subsidiary in the Netherlands.
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
     Our US facilities are located in San Jose, California. In addition, Kobe and other Japanese suppliers of our key manufacturing supplies and sputtering machines are located in areas with seismic activity. Our Malaysian operations have been subject to temporary production interruptions due to localized flooding, disruptions in the delivery of electrical power, and, on one occasion in 1997, by smoke generated by large, widespread fires in Indonesia. If any natural or man-made disasters do occur, operations could be disrupted for prolonged periods, and our business would suffer.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about the repurchase of our common stock during the quarter ended April 2, 2006:

Total
Number of
			Shares	Maximum Number
			Purchased	(or Approximate
			as Part of	Dollar Value)
	Total	Average	Publicly	of Shares
	Number of	Price	Announced	that May Yet Be
	Shares	Paid per	Plans or	Purchased under the
Period	Purchased (1)	Share	Programs	Plans or Programs
January 2 to January 29	—	—	—	—

January 30 to February 26	22,165	$46.76	—	—

February 27 to April 2	268	$49.16	—	—

Total	22,433	$46.76	—	—

(1)	Shares repurchased from certain of our officers pursuant to net share tax settlement transactions upon the vesting of shares of restricted common stock held by such officers.

ITEM 6. Exhibits
10.1	Volume Purchase Agreement dated March 31, 2006 between Hitachi Global Storage Technologies Singapore Pte., Ltd. And Komag USA (Malaysia) Sdn., and Komag, Incorporated.*

31.1	Rule 13a — 14 (a) Certification of Chief Executive Officer

31.2	Rule 13a — 14 (a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, furnished herewith

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
KOMAG, INCORPORATED
(Registrant)

DATE: May 3, 2006	BY:	/s/ Thian Hoo Tan

Thian Hoo Tan
Chief Executive Officer
Komag, Incorporated

DATE: May 3, 2006	BY:	/s/ Kathleen A. Bayless

Kathleen A. Bayless
Senior Vice President, Chief Financial Officer
Komag, Incorporated

EXHIBIT INDEX
10.1	Volume Purchase Agreement dated March 31, 2006 between Hitachi Global Storage Technologies Singapore Pte., Ltd. And Komag USA (Malaysia) Sdn., and Komag, Incorporated.*

31.1	Rule 13a — 14 (a) Certification of Chief Executive Officer

31.2	Rule 13a — 14 (a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, furnished herewith

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.