Form 10-Q
period 2006-07-02
KOMAG INC /DE/
filed 2006-08-04
CIK 813347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended July 2, 2006
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
DURING THE PRECEEDING FIVE YEARS
     Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     On July 2, 2006, 30,856,360 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
KOMAG, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net sales	$233,627	$172,740	$442,139	$313,015
Cost of sales	168,659	124,660	318,078	229,872

Gross profit	64,968	48,080	124,061	83,143
Operating expenses:
Research, development, and engineering	16,081	12,834	31,156	23,989
Selling, general, and administrative	9,125	5,787	17,149	11,322
Gain on disposal of assets	(26)	(1,360)	(86)	(1,749)

	25,180	17,261	48,219	33,562

Operating income	39,788	30,819	75,842	49,581

Other income (expense):
Interest income	1,867	1,044	3,938	1,794
Interest expense	(441)	(442)	(882)	(883)
Other income (expense), net	41	(23)	(435)	(51)

	1,467	579	2,621	860

Income before income taxes	41,255	31,398	78,463	50,441
Provision for income taxes	966	1,505	1,937	2,021

Net income	$40,289	$29,893	$76,526	$48,420

Basic net income per share	$1.35	$1.04	$2.57	$1.70

Diluted net income per share	$1.21	$0.92	$2.31	$1.51

Number of shares used in basic per share computations	29,883	28,834	29,784	28,549

Number of shares used in diluted per share computations	33,544	32,971	33,525	32,669

See accompanying notes to condensed consolidated financial statements.

KOMAG, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	July 2, 2006	January 1, 2006
ASSETS

Current assets
Cash and cash equivalents	$132,199	$99,984
Short-term investments	58,000	105,050
Accounts receivable (less allowances of $2,824 and $2,866, respectively)	127,978	116,217
Inventories	75,421	54,000
Prepaid expenses and deposits	1,370	1,846

Total current assets	394,968	377,097
Property, plant, and equipment (net of accumulated depreciation of $172,978 and $140,658, respectively)	517,671	351,046
Other assets	3,212	3,308

	$915,851	$731,451

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$161,777	$97,901
Customer advances	140,160	102,898
Accrued expenses and other liabilities	22,514	28,585

Total current liabilities	324,451	229,384
Long-term debt	80,500	80,500
Deferred rent	2,827	2,562

Total liabilities	407,778	312,446

Stockholders’ equity
Common stock, $0.01 par value per share:
Authorized - 120,000 shares
Issued and outstanding - 30,856 and 30,092 shares, respectively	309	301
Additional paid-in capital	270,657	267,920
Deferred stock-based compensation	—	(9,695)
Accumulated other comprehensive loss	(532)	(634)
Retained earnings	237,639	161,113

Total stockholders’ equity	508,073	419,005

	$915,851	$731,451

See accompanying notes to condensed consolidated financial statements.

KOMAG, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 2, 2006	July 3, 2005
Operating Activities
Net income	$76,526	$48,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	32,753	20,747
Tax provision charged to additional paid-in capital	1,572	1,651
Amortization and adjustments of intangible assets	88	986
Stock-based compensation	8,713	2,526
Deferred rent	265	1,281
Non-cash interest charges	77	77
Gain on disposal of assets	(86)	(1,749)
Foreign exchange loss	502	—
Changes in operating assets and liabilities:
Accounts receivable, net	(11,737)	(12,864)
Inventories	(21,421)	(12,484)
Prepaid expenses and deposits	476	(1,112)
Trade accounts payable	40,206	12,460
Customer advances	37,262	—
Accrued expenses and other liabilities	(5,946)	13,351

Net cash provided by operating activities	159,250	73,290

Investing Activities
Acquisition of property, plant, and equipment	(177,409)	(40,520)
Purchases of short-term investments	(77,850)	(138,900)
Proceeds from sales and maturities of short-term investments	124,900	112,450
Proceeds from disposal of property, plant, and equipment	162	3,062
Other	(67)	—

Net cash used in investing activities	(130,264)	(63,908)

Financing Activities
Repurchase of common stock	(1,080)	—
Proceeds from sale of common stock	3,235	5,969

Net cash provided by financing activities	2,155	5,969

Effect of exchange rate changes on cash and cash equivalents	1,074	—

Increase in cash and cash equivalents	32,215	15,351
Cash and cash equivalents at beginning of period	99,984	26,410

Cash and cash equivalents at end of period	$132,199	$41,761

See accompanying notes to condensed consolidated financial statements.

KOMAG, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
July 2, 2006
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements include the accounts of Komag, Incorporated (the Company), a Delaware corporation, and its wholly-owned subsidiaries. These financial statements have been prepared in accordance with United States of America (US) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US generally accepted accounting principles. While the financial information furnished is unaudited, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the condensed consolidated financial position, operating results, and cash flows for the periods presented, have been included. Operating results for the six months ended July 2, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended January 1, 2006, which are included in the Company’s Annual Report on Form 10-K.
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
     Fiscal Year: The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The Company’s 2006 fiscal year will include 52 weeks. The three-month and six-month reporting periods included in this report include 13 weeks and 26 weeks, respectively.
     Cash and Cash Equivalents: The Company considers as cash equivalent any bank deposit, money market investment, and any highly-liquid investment that has an original maturity at the date of purchase of three months or less.
     Short-Term Investments: The Company invests its excess cash in high-quality, short-term debt instruments and auction rate preferred securities. At July 2, 2006, all short-term investments are designated as available for sale. Interest and dividends on the investments are included in interest income. The costs of the Company’s investments approximate fair value; accordingly, there were no realized or unrealized gains or losses.

     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following (in thousands):

	July 2, 2006	January 1, 2006
Raw materials	$58,522	$39,230
Work in process	9,845	6,489
Finished goods	7,054	8,281

	$75,421	$54,000

     Computation of Net Income Per Share: The Company determines net income per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.
     Basic net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income plus interest on long term debt by the weighted-average number of shares and dilutive potential shares of common stock outstanding during the period. The dilutive effect of outstanding options and stock purchase rights is reflected in diluted net income per share by application of the treasury stock method. The dilutive effect of outstanding contingently convertible debt is reflected in diluted net income per share by application of the if-converted method.
     The following table sets forth the computation of net income per share. The table is in thousands, except per share amounts.

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Numerator for basic net income per share:
Net income as reported	$40,289	$29,893	$76,526	$48,420

Numerator for diluted net income per share:
Net income as reported	$40,289	$29,893	$76,526	$48,420
Interest adjustment related to contigently convertible debt	441	442	882	883

	$40,730	$30,335	$77,408	$49,303

Denominator for basic income per share:
Weighted average shares outstanding	29,883	28,834	29,784	28,549

Denominator for diluted income per share:
Weighted average shares outstanding	29,883	28,834	29,784	28,549
Effect of dilutive securities:
Contingently convertible shares under convertible debt	3,049	3,049	3,049	3,049
Stock options	369	598	429	560
Warrants	—	303	—	395
Stock purchase rights	243	187	263	116

	33,544	32,971	33,525	32,669

Basic net income per share	$1.35	$1.04	$2.57	$1.70

Diluted net income per share	$1.21	$0.92	$2.31	$1.51

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
     In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 provides guidance on recognition and measurement of uncertainties in income taxes and is applicable for fiscal years beginning after December 15, 2006. We have not yet completed our evaluation or determined the impact of adopting FIN 48.
Note 2. Stock-Based Compensation
     Effective January 2, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (SFAS 123R) using the modified prospective method, in which compensation cost is recognized based on the requirements of SFAS 123R for (a) all share-based payments granted or modified after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The Company elected to amortize stock-based compensation for awards outstanding and unvested on its adoption of SFAS 123R as well as for awards granted on or after its adoption of SFAS 123R on a straight line basis over the requisite service (vesting) period for the entire award. The vesting period for stock options has generally been four years and the vesting for stock purchase rights generally has been three years.
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

     Stock-based compensation expense related to stock options issued and stock purchase rights amounted to $5.2 million and $8.7 million for the three and six months ended July 2, 2006, respectively, and $1.7 million and $2.5 million for the three and six months ended July 3, 2005, respectively. As a result of adopting SFAS 123R on January 2, 2006, the Company’s income before provision for income taxes, and net income for the three and six months ended July 2, 2006, were approximately $0.8 million and $1.8 million lower, respectively, for income before taxes, and $0.8 million and $1.7 million lower, respectively, for net income, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted net income per share for the three and six months ended July 2, 2006 were approximately $0.03 and $0.06 lower, respectively, for basic, and $0.03 and $0.05 lower, respectively, for diluted, due to the adoption of SFAS 123R.
     As of July 2, 2006, there was approximately $30.3 million of total unrecognized compensation cost related to stock-based compensation arrangements. The cost is expected to be recognized on a straight line basis over the remaining vesting period of the stock-based awards through the first quarter of 2009. The weighted average remaining vesting period is approximately two years.
Plan Description
     The 2002 Qualified Stock Plan (the 2002 Stock Plan) provides for the grant of incentive stock options to the Company’s employees, and for the grant of non-statutory stock options, stock purchase rights, stock appreciation rights, performance shares and performance units to the Company’s employees, directors, and consultants. The term for stock options granted may not exceed 10 years. In May 2006, the Company increased the number of shares reserved for issuance by 5,000,000 shares from 4,242,054 shares to 9,242,054 shares.
     As of July 2, 2006, the Company had authorized a total of 9,242,054 shares of its common stock for issuance under the 2002 Stock Plan. As of July 2, 2006, the Company had a net balance of 5,711,915 shares of the Company’s common stock reserved for issuance under the 2002 Stock Plan. Of the 5,711,915 shares reserved for future issuance under the 2002 Stock Plan, 29,833 shares are for stock purchase rights deferred under a deferred compensation plan, 593,776 shares are for the exercise of outstanding stock options, and 5,088,306 shares are for future grants of stock options and stock purchase rights.
Summary of Assumptions and Activity
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted below. There were no option grants in the first six months of 2006. The following assumptions were used to estimate the fair value of option grants in the three and six months ended July 3, 2005: risk-free interest rate of 4.04% and 3.64%, respectively; expected volatility of the market price of the Company’s common stock of 71.83% and 70.67%, respectively; no dividend yield, and a weighted-average expected life of 4.0 years. The weighted-average fair value of options granted during the first and second quarters of 2005 was $11.43 per share and $13.04 per share, respectively.

     The following table sets forth a summary of option activity for the first and second quarters of 2006:

			Weighted-average
			Remaining	Aggregate
		Weighted-average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
		(per share)	(years)
Outstanding at January 1, 2006	868,853	$12.99
Exercised	(188,434)	$11.79
Cancelled	(607)	$13.41

Outstanding at April 2, 2006	679,812	$13.33	7.58	$23,297,419

Exercised	(85,025)	$11.88
Cancelled	(1,011)	$12.82

Outstanding at July 2, 2006	593,776	$13.54	7.36	$19,381,777

Exercisable at July 2, 2006	299,106	$12.05	7.14	$10,209,680

     The total intrinsic value of options exercised during the three and six months ended July 2, 2006 was $2.7 million and $9.4 million, respectively. The total intrinsic value of options exercised for the three and six months ended July 3, 2005 was $2.7 million and $4.5 million, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.
     The following table sets forth a summary of the Company’s stock purchase rights for the first two quarters of 2006:

		Weighted-average
		Grant Date
	Shares	Fair Value
		(per share)
Outstanding at January 1, 2006	573,201	$22.34
Granted	473,374	46.76
Vested	(145,437)	20.65
Cancelled	(1,814)	30.98

Outstanding at April 2, 2006	899,324	$35.45
Granted	45,660	42.62
Vested	(18,500)	23.87
Cancelled	(3,185)	34.78

Outstanding at July 2, 2006	923,299	$36.04

     In the three and six months ended July 2, 2006, the Company recorded $2.6 million and $4.3 million, respectively, of stock-based compensation expense related to stock purchase rights. The cumulative effect of adopting SFAS 123R related to applying an estimated forfeiture rate to unvested stock purchase rights outstanding on the date of adoption was a $0.2 million credit, which was credited to cost of sales, research, development, and engineering expenses, and selling, general, and administrative expenses. The Company determines the fair value of stock purchase rights based on the Nasdaq closing stock price on the date of grant. Compensation expense related to stock purchase rights is amortized on a straight line basis over the vesting period of 12 to 36 months. As of July 2, 2006, the unamortized fair value of unvested restricted stock awards was $27.8 million and will be amortized on a straight line basis over a weighted average vesting period of approximately 2.19 years.
     During the first quarter of 2006, the Company announced the anticipated retirement of its Chief Executive Officer (CEO) by the end of 2006. Certain agreements were entered into with the CEO as a result of the anticipated retirement. These agreements were filed as exhibits to the Form 10-K filed for the year ended January 1, 2006. Under the agreements, the vesting of certain stock options and stock purchase rights will be accelerated to provide additional compensation in connection with the CEO’s retirement and for his assistance during a planned transition period. The Company recorded an additional $2.1 million and $3.1 million of stock-based compensation expense related to the modification of the CEO’s stock options and stock purchase rights for the three and six months ended July 2, 2006, respectively. In August 2006, the Company’s Board of Directors appointed Timothy Harris as CEO, effective October 1, 2006.
Pro forma information for Periods Prior to the Adoption of SFAS 123R
     Prior to January 2, 2006 and as permitted under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company elected to follow APB 25, and related interpretations in accounting for stock-based awards to employees. Accordingly, compensation cost for stock options and stock purchase rights was measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the exercise price. In accordance with SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123, prior to fiscal 2006, the Company provided pro forma disclosure of the effect on net income and earnings per share had the fair value method been used, as prescribed by SFAS 123.

     The following table reflects the effect on the Company’s net income and income per share had the fair value method been applied to all outstanding and unvested awards for the three and six months of 2005. The table is in thousands, except per share data.

	Three	Six
	Months	Months
	Ended	Ended
	July 3, 2005	July 3, 2005
Net income, as reported	$29,893	$48,420
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,685	2,526
Deduct: Stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,350)	(3,916)

Pro forma net income	$29,228	$47,030

Net income per share:
Basic — as reported	$1.04	$1.70

Diluted — as reported	$0.92	$1.51

Basic — pro forma	$1.01	$1.65

Diluted — pro forma	$0.91	$1.48

Note 3. Concentration of Customer, Supplier, and Geographic Risk
     The following table reflects the percentage of the Company’s net sales by major customer:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Western Digital Corporation	38%	19%	37%	19%
Seagate Technology (1)	32%	21%	26%	18%
Hitachi Global Storage Technologies (2)	26%	25%	24%	25%
Maxtor Corporation (1)	—	30%	10%	32%

(1)	Seagate Technology acquired Maxtor Corporation in the second quarter of 2006. Sales to Maxtor beginning in the second quarter of 2006 have been presented on a combined basis with Seagate Technology.

(2)	Includes sales to Hitachi Global Storage Technologies’ contract manufacturer.
     The Company relies on a limited number of suppliers for some of the materials and equipment used in its manufacturing processes, including aluminum blanks, aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. Kobe Steel, Ltd. is the Company’s main supplier of aluminum blanks, which is a fundamental component in producing disks. The Company also relies on Heraeus Incorporated for a substantial quantity of its sputtering target requirements, and on OMG Fidelity, Incorporated for supplies of nickel plating solutions.

     A majority of the Company’s long-lived assets is located at its Malaysian manufacturing facilities. These assets totaled $483.7 million as of July 2, 2006, and $319.6 million as of January 1, 2006. The majority of the Company’s sales is delivered to manufacturing facilities located in Asia.
Note 4. Accrued Expenses and Other Liabilities
     The following table (in thousands) summarizes accrued expenses and other liabilities balances at July 2, 2006 and January 1, 2006:

	July 2, 2006	January 1, 2006
Accrued compensation and benefits	$19,783	$24,986
Other liabilities	2,731	3,599

	$22,514	$28,585

Note 5. Customer Advances
     The Company entered into supply agreements, including certain amendments to these agreements, with three major customers in 2005, and another major customer in the first quarter of 2006. Under the supply agreements, the company supplies certain media volumes subject to the terms and conditions of the agreements. The customers are required to pay certain advances covering future purchases of media from the Company. The customer advances, which totaled $140.2 million and $102.9 million as of July 2, 2006 and January 1, 2006, respectively, are to be repaid to the customers via a credit of a specified dollar amount per disk on future sales. During the three and six months ended July 2, 2006, customer advance credits applied to purchases of media were $36.5 million and $61.4 million, respectively, and additional customer advance payments were of $54.2 million and $98.7 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I. Financial Information, Item 1. Condensed Consolidated Financial Statements of this report.
     The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business, including but not limited to: our belief that we are a leading independent supplier of disks; our belief that we have developed a deep understanding of market needs in the disk drive market; our belief that our manufacturing and technology development programs provide us with competitive advantages in maintaining and growing our market share; our belief that we have developed strong relationships with many of the leading disk drive manufacturers; our belief that our manufacturing operations, together with our experience in the industry and our economies of scale, provide us with timing and cost advantages in delivering consistently high-quality products to our customers in high volumes; our plan to continue to generate cash from our operations for the remainder of 2006; our expectation that our revenues will increase by approximately 5% in the third quarter of 2006 compared to the second quarter of 2006; our belief that we will continue to investigate areas where we can expand our presence in the disk market; our expectation that we will continue to generate cash from operations; our expectation that we will fund our expansion with cash from operations and customer advances; our expectation that we will expand our disk manufacturing capacity to 39 million disks a quarter for the third quarter of 2006, and to 43 million disks a quarter by the end of 2006; and our belief that the estimates and judgments made regarding future events in connection with the preparation of our financial statements are reasonable. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” and similar expressions. In addition, forward-looking statements include, but are not limited to, statements about our beliefs, estimates, or plans about our ability to maintain low manufacturing and operating costs and costs per unit, our ability to estimate revenues, shipping volumes, pricing pressures, returns, reserves, demand for our disks, selling, general, and administrative expenses, taxes, research, development, and engineering expenses, spending on property, plant, and equipment, expected sales of disks and the market for disk drives generally and certain customers specifically, and our beliefs regarding our liquidity needs.
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
     Due to continuing strong customer demand and supply agreements entered into with each of our major customers in 2005 and 2006, we sold approximately 36.6 million disks in the second quarter of 2006. We expect to expand further our capacity and exit the fourth quarter of 2006 with a capacity of 43 million disks a quarter. If we are unable to utilize our expanded capacity, we may be unable to increase or sustain our gross margins.
     A majority of our revenue, expense, and capital purchasing activities is transacted in US dollars. However, a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit). In July 2005, Malaysia removed its currency peg to the US dollar in favor of a managed float system. Changes in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. Foreign exchange gains and losses are reported in Cost of Sales.

     The following discussion compares the results of operations for the three and six months ended July 2, 2006, to the results of operations for the three and six months ended July 3, 2005. To facilitate an understanding of this discussion, we have provided the following table. The table (in thousands) reflects income statement components for the three and six months ended July 2, 2006 and July 3, 2005, respectively, and also reflects income statement components as a percentage of net sales.

	Three Months Ended				Six Months Ended
	July 2, 2006		July 3, 2005		July 2, 2006		July 3, 2005
Net sales	$233,627	100.0%	$172,740	100.0%	$442,139	100.0%	$313,015	100.0%
Cost of sales	168,659	72.2%	124,660	72.2%	318,078	71.9%	229,872	73.4%

Gross profit	64,968	27.8%	48,080	27.8%	124,061	28.1%	83,143	26.6%

Research, development, and engineering	16,081	6.9%	12,834	7.3%	31,156	7.1%	23,989	7.8%
Selling, general, and administrative expense	9,125	3.9%	5,787	3.4%	17,149	3.9%	11,322	3.6%
Gain on disposal of assets	(26)	(0.0%)	(1,360)	(0.8%)	(86)	(0.0%)	(1,749)	(0.6%)
Interest income	(1,867)	(0.8%)	(1,044)	(0.6%)	(3,938)	(0.9%)	(1,794)	(0.6%)
Interest expense	441	0.2%	442	0.3%	882	0.2%	883	0.3%
Other (income) expense, net	(41)	(0.0%)	23	0.0%	435	0.1%	51	0.0%
Provision for income taxes	966	0.4%	1,505	0.9%	1,937	0.4%	2,021	0.6%

Net income	$40,289	17.2%	$29,893	17.3%	$76,526	17.3%	$48,420	15.5%

Net Sales
     Consolidated net sales of $233.6 million in the second quarter of 2006 were 35.2% higher compared to $172.7 million in the second quarter of 2005. Finished unit sales increased to 36.6 million in the second quarter of 2006 from 27.6 million in the second quarter of 2005. The increase in consolidated net sales primarily reflected the increase in our sales volume due to higher demand in the industry. Our average selling price increased slightly in the second quarter of 2006 compared to the second quarter of 2005.
     Other disk sales, which generally include single-side disks, aluminum substrate disks, plated disks, textured disks, and polished disks, were $23.6 million in the second quarter of 2006, compared to $20.1 million in the second quarter of 2005. The increase reflected higher sales of textured disks and polished disks. Disk substrate sales vary from period to period based on customer requirements.
     Consolidated net sales in the first six months of 2006 increased by $129.1 million, to $442.1 million from $313.0 million in the first six months of 2005. Our sales volume increased by 37.3%, to 68.5 million units in the first six months of 2006 from 49.9 million units in the first six months of 2005. Other disk sales in the first six months of 2006 were $49.4 million, compared to $37.5 million in the first six months of 2005. The finished unit shipment and other disk sales increase in the first six months of 2006 compared to the same period in 2005 resulted from higher demand in the industry.
     Finished disk shipments for desktop and consumer applications together represented 95.3% of our unit shipment volume in the second quarter of 2006 compared to 93.0% in the second quarter of 2005. The remaining finished disk shipments in the second quarter of 2006 and 2005 were for enterprise drives.
     Sales of 120GB and above per platter disks ramped to 44.1% of net sales in the second quarter of 2006, compared to 5.3% in the second quarter of 2005. The increase reflected the continued customer migration to higher storage densities.

     In the second quarter of 2006, sales to Western Digital Corporation (Western Digital), Seagate Technology (Seagate) (including sales to Maxtor Corporation) and Hitachi Global Storage Technologies (HGST) (including sales to HGST’s contract manufacturer, Excelstor), accounted for 38%, 32% and 26%, respectively, of our total net sales. During the second quarter of 2006, Seagate acquired Maxtor Corporation (Maxtor). Sales to Seagate for the second quarter of 2006 include sales to Maxtor for the entire quarter. In the second quarter of 2005, sales to Western Digital, Seagate, Maxtor and HGST, accounted for 19%, 21%, 30% and 25%, respectively, of our total net sales. Our sales are concentrated among a few customers. We expect to continue to derive a substantial portion of our sales from these customers, and from a small number of other customers. We entered into supply agreements, including certain amendments to these agreements, with Western Digital, Maxtor and Seagate in 2005, and with HGST in the first quarter of 2006. The supply agreement with Maxtor was assigned to Seagate as a result of Seagate’s acquisition of Maxtor in May 2006. Under the supply agreements, the company supplies certain media volumes subject to the terms and conditions of the agreements. The customers are required to pay certain advances to us covering future purchases of media from us. The customer advances, which totaled $140.2 million and $102.9 million as of July 2, 2006 and January 1, 2006, respectively, are to be repaid to the customers via a credit of a specified dollar amount per disk on future sales.
     Based on continuing strong market demand, we expect total net sales for the third quarter to increase by approximately 5% from the second quarter of 2006. This level of total net sales reflects current continuing strong demand for finished disks, as well as demand for our substrates.
Gross Profit
     For the second quarter of 2006, we achieved a gross profit percentage of 27.8% which was flat compared to the second quarter of 2005. The increase in the finished unit average selling price accounted for a 2.8-point increase in the gross profit percentage in the second quarter of 2006. The increase was offset by higher fixed and variable production costs per disk.
     For the first half of 2006, we achieved a gross profit percentage of 28.1% compared to a gross profit percentage of 26.6% for the first half of 2005, a 1.5-point increase. The increase in the finished unit average selling price accounted for a 2.7-point increase in the gross profit percentage in the first half of 2006. The increase was offset by higher fixed and variable costs per disk, which accounted for a 1.2-point decrease to the gross profit percentage in the first half of 2006.
Research, Development, and Engineering Expenses
     Research, development and engineering (R&D) expenses of $16.1 million in the second quarter of 2006 were $3.3 million higher than the $12.8 million in the second quarter of 2005. The increase primarily reflected higher headcount related expense and higher stock-based compensation expense, offset by lower incentive compensation expense under our incentive compensation plans.
     R&D expenses of $31.2 million in the first half of 2006 were $7.2 million higher than the $24.0 million in the first half of 2005. The increase primarily reflected higher headcount related expense and higher deferred stock- based compensation expense, offset by lower incentive compensation expense.

Selling, General, and Administrative Expenses
     Selling, general and administrative (SG&A) expenses of $9.1 million in the second quarter of 2006 were $3.3 million higher than the $5.8 million incurred in the second quarter of 2005. The increase primarily reflected higher stock compensation expense of $2.4 million and higher headcount and related compensation expense.
     SG&A expenses of $17.1 million in the first half of 2006 were $5.8 million higher than the $11.3 million incurred in the first half of 2005. The increase primarily reflected higher stock based compensation expense of $3.9 million and higher headcount related expense.
     The higher stock based compensation expense is primarily due to an additional $2.1 million and $3.1 million of stock based compensation expense related to the modification of the Chief Executive Officer’s (CEO) stock options and stock purchase rights for the three and six months ended July 2, 2006, respectively as well as additional expenses related to stock purchase rights granted in the first and second quarter of 2006. During the first quarter of 2006, we announced the anticipated retirement of our CEO by the end of 2006. Certain agreements were entered into with our CEO as a result of the anticipated retirement. These agreements were filed as exhibits to the Form 10-K filed for the year ended January 1, 2006. Under the agreements, the vesting of certain stock options and stock purchase rights will be accelerated to provide additional compensation in connection with our CEO’s retirement and for his assistance during a planned transition period. In August 2006, the Company’s Board of Directors appointed Timothy Harris as the new CEO, effective October 1, 2006.
Interest Expense
     Interest expense consists primarily of interest on our $80.5 million, 2% Convertible Subordinated Notes, which were issued on January 28, 2004.
Tax provision
     Our tax provision for the six months ended July 2, 2006 is based on our annual effective tax rate of 2.4% in accordance with SFAS No. 109, Accounting For Income Taxes. We currently have separate tax holidays at each of our manufacturing facilities located in Malaysia which continue through 2006 and a new ten year tax holiday begins in January 2007 through 2016 which covers all of our manufacturing facilities in Malaysia.
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
Allowance for Sales Returns
     We estimate our allowance for sales returns based on historical data as well as current knowledge of product quality. We have not experienced material differences between our estimated reserves for sales returns and actual results. It is possible that the failure rate on products sold could be higher than it has been historically, which could result in significant changes in future returns. Since estimated sales returns are recorded as a reduction in net sales, any significant difference between our estimated and actual experience or changes in our estimate would be reflected in our reported net sales in the period we determine that difference. There were no significant changes from the prior quarter estimates in the second quarter of 2006.
Inventory Obsolescence
     Our policy is to provide for inventory obsolescence based upon an estimated obsolescence percentage applied to the inventory based on age, historical trends, and requirements to support forecasted sales. In addition, and as necessary, we may provide additional charges for future known or anticipated events. There were no significant changes from the prior quarter estimates in the second quarter of 2006.
Liquidity and Capital Resources
     As of July 2, 2006, we had $190.2 million in cash, cash equivalents, and short-term investments, which reflects a $14.8 million decrease during the first half of 2006. This decrease primarily reflected $177.4 million of spending on property, plant, and equipment, offset by a $159.3 million increase resulting from consolidated operating activities, $2.2 million in net proceeds from sales of common stock under our stock incentive plans, and a $1.1 million effect of exchange rate changes on cash.
     In July 2005, Malaysia removed its currency peg to the US dollar in favor of a managed float system. As of July 2, 2006, we held approximately $30.8 million (Malaysian ringgit 113.5 million) of cash and cash equivalents that were denominated in Malaysian ringgit.
     Consolidated operating activities generated $159.3 million in cash in the first six months of 2006. The primary components of this amount include the following:
•	net income of $76.5 million, net of non-cash depreciation and amortization of property, plant and equipment of $32.8 million and other net non-cash charges of $11.1 million;

•	an accounts receivable increase of $11.7 million, which reflected an increase in sales during the first six months of 2006;

•	an inventory increase of $21.4 million, which primarily reflected increased inventory to support increased production and sales volumes;

•	an accounts payable increase of $40.2 million, which primarily reflected increased inventory and higher capital spending;

•	a customer advance increase of $37.3 million; and

•	an accrued expenses and other liabilities decrease of $5.9 million, which primarily reflected payments of incentive compensation accruals.
     Our total capital spending in the first six months of 2006 was $199.4 million (on an accrual basis), and included capital expenditures to increase our substrate and finished disk capacity, to improve our equipment capability for the manufacture of advanced products, and for projects designed to improve yield and productivity. For the remainder of 2006, we plan to spend approximately $117.0 million on property, plant, and equipment in order to increase our finished disk and related substrate capacity and continue to ramp new production processes. We expect to fund this capital spending with cash from operations and customer advances.
     We have $80.5 million of 2% Convertible Subordinated Notes (the Notes) outstanding. The Notes mature on February 1, 2024, bear interest at 2.0%, and require semiannual interest payments. The Notes will be convertible, under certain circumstances, into shares of our common stock based on an initial effective conversion price of $26.40. Holders of the Notes may convert the Notes into shares of our common stock prior to maturity if: (1) the sale price of our common stock equals or exceeds $31.68 for at least 20 trading days in any 30 consecutive trading day period within any of our fiscal quarters; (2) the trading price of the Notes falls below a specified threshold prior to February 19, 2019; (3) the Notes have been called for redemption; or (4) certain specified corporate transactions (as described in the offering prospectus for the Notes) occur. As of July 2, 2006, the Notes were convertible. We may redeem the Notes on or after February 6, 2007, at specified declining redemption premiums. Holders of the Notes may require us to purchase the Notes on February 1, 2011, 2014, or 2019, or upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest. There are no financial covenants, guarantees, or collateral associated with the Notes.
     We have a Malaysian ringgit 12.5 million (approximately $3.4 million) bank guarantee. There is no expiration date on the bank guarantee. No interest will be charged on the bank guarantee, but there is a commission of 0.05% on the amount of bank guarantee utilized. As of July 2, 2006, there were no liabilities outstanding related to this bank guarantee.
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

     As of July 2, 2006, our long-term debt obligations, operating lease obligations, and unconditional purchase obligations were as follows (in thousands):

	Remainder
	of
	2006	2007	2008	2009	2010	Thereafter	Total
Long-Term Debt Obligations	$—	$—	$—	$—	$—	$80,500	$80,500
Operating Lease Obligations	1,404	2,149	2,051	3,154	3,146	13,241	25,145
Unconditional Purchase Obligations (1)	3,576	2,339	2,289	2,289	2,289	10,824	23,606

Total Contractual Cash Obligations	$4,980	$4,488	$4,340	$5,443	$5,435	$104,565	$129,251

(1)	Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding, and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable pricing provisions; and the approximate timing of the transactions. The amounts are based on our contractual commitments.
     As of July 2, 2006, we had approximately $2.4 million of non-cancelable capital commitments. This amount is included in the table above under Unconditional Purchase Obligations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short-term debt instruments and auction rate preferred securities, which are accounted for as cash equivalents or short-term investments, depending on the period of time from the purchase date to the maturity date.
     We are exposed to foreign currency exchange rate risk. A majority of our revenue, expense and capital purchasing activities is transacted in US dollars. However, a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit). For approximately seven years, the exchange rate between the ringgit and the US dollar had been pegged at 3.8 ringgits to one US dollar by the Malaysian government. In July 2005, Malaysia removed its currency peg to the US dollar in favor of a managed float system. Changes in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. In the first six months of 2006, our spending on payroll, manufacturing and operating expenses, and raw materials and capital purchases that were denominated in Malaysian ringgit was approximately $191.2 million. Additionally, in the first six months of 2006, we paid approximately $50.2 million denominated in Malaysian ringgit to a Malaysian supplier for raw materials purchases, based on a cost plus a percentage arrangement. The Malaysian supplier incurs certain costs denominated in Malaysian ringgit; therefore, any change in the valuation of the ringgit could impact the cost per unit we pay for such raw materials. As of July 2, 2006, we held approximately $30.8 million (Malaysian ringgit 113.5 million) of cash and cash equivalents that were denominated in Malaysian ringgit. We currently do not hedge the exposure to fluctuations in the Malaysian ringitt.

     In September 2005, we began to hedge some of our foreign currency risk related to anticipated Japanese yen-denominated equipment purchases by entering into foreign exchange forward contracts that generally have maturities of 12 months or less. The Company has designated these foreign exchange forward contracts as a cash flow hedge in accordance with SFAS No. 133. The derivatives associated with our hedging activities are marked to market at fair value with any resulting liability recorded in other liabilities, and any resulting asset recorded in prepaid and other current assets in our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value is initially reported as a component of accumulated other comprehensive income (loss), net of any tax effects, in stockholders’ equity and subsequently reclassified into depreciation expense in the periods in which the related equipment purchase is depreciated after the forecasted transaction actually occurs. The ineffective portion of gains or losses resulting from changes in fair value is reported in interest and other income, net in our Consolidated Statements of Operations. Our hedging programs reduce, but do not entirely eliminate, the impact on us of currency exchange rate movements.
     As of July 2, 2006, there were no foreign exchange hedging contracts outstanding.
     Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurances that our mitigating activities will adequately protect us against the risks associated with foreign currency fluctuations.
     We have $80.5 million in convertible subordinated notes outstanding. These notes bear interest at a fixed annual rate of 2% and mature in February 2024. A hypothetical 100 basis point increase in interest rates would result in approximately $0.8 million of additional interest expense each year.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of July 2, 2006, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a — 15(b) of the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that, as of July 2, 2006, our disclosure controls and procedures were effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner.
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
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during our second fiscal quarter ended July 2, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     These risks and uncertainties are not the only ones facing our company. Additional risks and uncertainties that we are unaware of or currently deem immaterial may also become important factors that may harm our business. If any of the following risks actually occur, or other unexpected events occur, our business, financial condition and results of operations could be materially adversely affected, the value of our stock could decline, and investors may lose part or all of their investment. Further, this Form 10-Q contains forward-looking statements, and actual results may differ significantly from the results contemplated by our forward-looking statements.

Risks Related to Our Business
Our business is concentrated in the disk drive market, so downturns in the disk drive manufacturing market and related markets may decrease our revenues and margins, which would materially and adversely affect our business.
     Our business is concentrated in the disk drive market, so the market for our products depends on the economic conditions affecting the disk drive manufacturing market and related markets. Our products are incorporated into disk drives manufactured by our customers for the desktop personal computer market as well as the enterprise storage systems market and consumer electronic device market. Historically, it has been very difficult to achieve and maintain profitability and revenue growth in the disk drive industry because the average selling price of a disk drive rapidly declines over its commercial life as a result of technological enhancement, productivity improvement and increases in supply. In addition, intense price competition among personal computer manufacturers also tends to cause the average selling price of a disk drive to decline even further. Because of the concentration of our products in the disk drive market, which we expect to continue, our business is linked to the success of this market, so any downturns in the disk drive market and related markets may decrease our revenues and margins, which would materially and adversely affect our business.
The disk drive market in which our business is concentrated is seasonal and cyclical, so it is difficult to predict our revenues and margins, which could make our stock price more volatile.
     The disk drive market in which our business is concentrated has historically been seasonal and cyclical, and has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for disks and pricing pressures. The effect of these cycles on suppliers like us historically has been magnified by disk drive manufacturers’ practice of ordering components, including disks, in excess of their needs during periods of rapid growth, thereby increasing the severity of the drop in the demand for components during periods of reduced growth or contraction. Further, downturns in the disk drive market may cause disk drive manufacturers to delay or cancel projects, reduce their production, or reduce or cancel orders for our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, pricing pressures, and unused capacity, causing us to realize lower revenues and margins and causing our operating results to suffer. For example, in the fourth quarter of fiscal year 2003, disk drive manufacturers appear to have overbuilt product, which resulted in an excess supply of disk drives that was not fully corrected until approximately the third quarter of fiscal year 2004. Due to these factors, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. This increases the chance that our revenues and margins could be lower than the expectations of investors and analysts, which could make our stock price more volatile.

If we are unable to perform successfully in the highly competitive and increasingly concentrated disk industry, we may not be able to maintain or gain additional market share, and our business and operating results would be harmed.
     The market for our products is highly competitive, and we expect competition to continue in the future. Competitors in the thin-film media industry fall primarily into two groups: Asian-based independent disk manufacturers, and captive disk manufacturers. Our major Asian-based independent competitors include Fuji Electric, Hoya, and Showa Denko. The captive disk manufacturers who produce thin-film media internally for their own use include HGST and Seagate. Many of these competitors have greater financial resources than we have, which could allow them to adjust to fluctuating market conditions better than we. Further, they may have greater technical and manufacturing resources, more marketing power, and a broader array of products. To the extent our competitors continue to consolidate and achieve greater economies of scale, we will face additional competitive challenges. Our competitors may also lower their product prices to gain market share, develop new technology which would significantly reduce the cost of their products, or offer more products than we do and therefore enter into agreements with customers to supply their products as part of a larger supply agreement. Price declines are also affected by any imbalances between demand and supply. For example, for most of 2002, as in the several years prior, disk supply exceeded demand. As independent suppliers like us struggled to utilize their capacity, the excess disk supply caused average selling prices for disks to decline. Supply and demand conditions have improved since 2002, resulting in a more stable pricing environment. Supply and demand factors and industry-wide competition could adjust in the future and force disk prices down, which, in turn, would put pressure on our gross margin. We may be forced to lower our prices or add new products and features at lower prices to remain competitive, and we may otherwise be unable to introduce new products at higher prices. We cannot be assured that we will be able to compete successfully in this kind of price competitive environment. If we are not able to compete successfully in the future, we would not be able to gain additional market share for our products, or we may lose our existing market share, and our business and operating results would be harmed.
We are continuing to significantly increase the scope of our manufacturing operations in Malaysia, and if we fail to successfully manage and integrate our expanding operations, we may be unable to exploit potential market opportunities, which would materially and adversely affect our business.
     We are continuing to significantly increase the scope of our manufacturing operations in Malaysia. In the second quarter of 2006, we sold approximately 36.6 million units and expect to increase our capacity to approximately 43 million units per quarter by the end of 2006. We are expanding our capacity as a result of commitments we have made to each of our major customers pursuant to strategic supply agreements. In the event we do not increase our capacity as planned on a timely basis, we could lose significant future orders from major customers. In the event we are successful in expanding our manufacturing capacity as planned, there can be no assurance we will receive sufficient orders to utilize fully our additional capacity. In addition, the high utilization of our expanded capacity is dependent on our obtaining sufficient operating supplies and raw materials from our limited and sole-source suppliers to accommodate the increased capacity. We do not have binding commitments from these limited and sole-source suppliers to provide sufficient supplies and raw materials to fully utilize the additional capacity.
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

We receive a large percentage of our net sales from only a few disk drive manufacturing customers, the loss of any of which would materially and adversely affect our business and sales.
     We sell most of our products to a limited number of customers. Our customers are disk drive manufacturers. Because of our small customer base, the loss of any one significant customer would materially and adversely affect our business and sales. A relatively small number of disk drive manufacturers dominate the disk drive market. We expect that the success of our business will continue to depend on a limited number of customers. In the second quarter of 2006, 38% of our total net sales were to Western Digital, 32% were to Seagate (including Maxtor) and 26% were to HGST. If any one of our significant customers reduces its disk requirements, cancels existing orders, develops or expands capacity to produce its own disks, or requires us to reduce our prices before we are able to reduce costs, and we are unable to replace these orders with sales to new customers, our sales would be reduced and our business, financial condition, and operating results would suffer. Our ability to maintain strong relationships with our significant customers is essential to our future performance. Any further mergers, acquisitions, consolidations, or other significant transactions involving our significant customers may adversely affect our business and operating results.
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
The Seagate acquisition of Maxtor has reduced our total number of significant customers, which may result in reduced sales and thereby adversely affect our business, revenues and operating results.
     In May 2006, two of our major customers, Seagate and Maxtor, merged, with Seagate acquiring Maxtor, making the combined Seagate company the largest disk drive manufacturer in the industry. Since each of Seagate and Maxtor were two of our largest customers, the merger reduced our total number of customers. We cannot forecast with any certainty the impact that Seagate’s acquisition of Maxtor may have on our business, revenues and operating results. We face high levels of competition for customers in the disk industry, and the merger and consolidation of two of our significant customers could further reduce our bargaining power, result in reduced demand for our products, lead to downward pricing pressure, and otherwise negatively impact our net sales. The combined Seagate company may have greater financial resources and greater technical and manufacturing resources than Seagate and Maxtor had as stand-alone companies. In addition, the new combined company may impose new product requirements, modifications and demands on us as they seek to maximize their post-merger operational efficiencies and economies of scale. If we fail to mitigate the effects of these risks and pressures, and successfully serve the evolving customer requirements of the combined Seagate company, our business, revenues and operating results may be adversely affected.

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
     We rely on a limited number of qualified suppliers for some of the materials and equipment used in our manufacturing processes, including aluminum blanks, aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. For example, Kobe Steel, Ltd. is our sole supplier of aluminum substrate blanks, which is a fundamental component in producing our disks. We also rely on Heraeus Incorporated for a substantial quantity of our sputtering target requirements, and on OMG Fidelity, Inc. for supplies of nickel plating solutions. As a result of increased worldwide demand, the supply of sputtering target materials has been constrained over the past year, resulting in longer lead times and product allocation from certain target suppliers. The increasing demand for many of these materials provides our sole-source suppliers with additional bargaining power. Our production capacity would be limited if one or more of these materials were to become unavailable or available in reduced quantities, or if we were unable to find alternative suppliers. We cannot be assured that we will be able to obtain adequate supplies of critical materials and equipment in a timely and economic manner, or at all. The success of our products also depends on our ability to effectively integrate materials that use leading-edge technology. In addition, if we are unable to successfully manage the integration of materials obtained from third party suppliers, our business, financial condition and operating results could suffer. If our sources of materials and supplies were limited or unavailable for a significant period of time or the costs of such materials were to increase, our production, operating results and ability to grow our business could be harmed.
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
If we are not able to attract and retain key personnel our business and operation results could be harmed.
     Our future success depends on the continued service of our executive officers, our highly-skilled research, development and engineering team, our manufacturing team, and our key administrative, sales and marketing, and support personnel, many of whom would be extremely difficult to replace. In February 2006, our CEO, Thian Hoo Tan, announced his intention to retire as an officer and director of the Company by the end of 2006. On August 3, 2006, we announced that our Board of Directors appointed Timothy Harris, our current chief operating officer, as our new CEO, effective October 1, 2006. Acquiring and retaining talented personnel who possess the advanced skills we require has been difficult, particularly at our Malaysian manufacturing facilities where there is high growth in the marketplace. We may not be able to attract, assimilate, or retain highly-qualified personnel to maintain the capabilities that are necessary to compete effectively. Further, we do not have key person life insurance on any of our key personnel. If we are unable to retain existing or hire key personnel, our business and operating results could be harmed.
If our production capacity is underutilized, our gross margin will be adversely affected and we could sustain significant losses.
     Our business is characterized by high fixed overhead costs, including expensive plant facilities and production equipment. Our per-unit costs and our gross profit are significantly affected by the number of units we produce and the amount of our production capacity that we utilize. We are in the process of continuing to significantly expand our production capacity to approximately 43 million units per quarter by the end of 2006 from approximately 36.6 million units sold in the second quarter of 2006. We have in the past, and may in the future, experience periods of underutilized capacity. For example, in the third quarter of 2004, we completed the installation of additional equipment, which increased our production capacity from approximately 20 million disks a quarter to approximately 24 million disks a quarter. Our finished disk shipments were below this capacity level in the third quarter and fourth quarter of 2004. If our capacity utilization decreases for any reason, including lack of customer demand or cancellation or delay of customer orders, we could experience significantly higher unit production costs, lower margins, and potentially significant losses, as occurred for several years prior to 2003. Underutilization of our production capacity could also result in equipment write-offs, restructuring charges, and employee layoffs. If our production capacity is underutilized for any reason, our financial results and our business would be severely harmed.

Internal disk operations of disk drive manufacturers may adversely affect our ability to sell our disk products.
     Disk drive manufacturers such as HGST and Seagate have large internal thin-film media manufacturing operations, and are able to produce a substantial percentage of their disk requirements. We compete directly with these internal operations when we market our products to these disk drive companies, and compete indirectly when we sell our disks to customers who must compete with vertically-integrated disk drive manufacturers. Vertically-integrated companies have the opportunity to keep their disk-making operations fully utilized, thus lowering their costs of production. This cost advantage contributes to the pressure on us and other independent disk manufacturers to sell disks at lower prices and can severely affect our profitability. Vertically-integrated companies are also able to achieve a large manufacturing scale that supports the development resources necessary to advance technology rapidly. For example, HGST previously announced that it intends to consolidate its internal thin-film media manufacturing operations in China, which could result in decreased demand for our products by HGST or increased pricing pressure. We may not have sufficient resources or manufacturing scale to be able to compete effectively with these companies as to production costs or technology development, which would negatively impact our net sales and market share.
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
     Additionally, because a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit), we are particularly sensitive to any change in the foreign currency exchange rate for the ringgit. For approximately seven years, the exchange rate between the ringgit and the US dollar was pegged at 3.8 ringgits to one US dollar by the Malaysian government. In July 2005, Malaysia removed its currency peg to the US dollar in favor of a managed float system. The change in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. In the first half of 2006, our spending on payroll, manufacturing, and operating expenses, and raw materials and capital purchases that were denominated in ringgit was approximately $191.2 million. Additionally, in the first half of 2006, we paid approximately $50.2 million US dollars to a Malaysian supplier for raw materials purchases, based on a cost plus a percentage arrangement. This Malaysian supplier incurs certain costs that are denominated in ringgit; therefore, any change in the valuation of the ringgit could materially impact the cost per unit we pay for such raw materials. Furthermore, our ability to transfer funds from our Malaysian operations to the US is subject to Malaysian rules and regulations.

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

We may face intellectual property infringement claims that are costly to resolve, may divert our management’s attention, and may negatively impact our business and operating results.
     We have occasionally received, and may receive in the future, communications from third parties that assert violation of intellectual property rights alleged to cover certain of our products or manufacturing processes or equipment. We evaluate on a case-by-case basis whether it would be necessary to defend against such claims or to seek licenses to the rights referred to in such communications. We may have to litigate to enforce patents issued or licensed to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of our proprietary rights and the proprietary rights of others. Enforcing or defending our proprietary rights could be expensive and might not bring us timely and effective relief. In certain cases, we may not be able to negotiate necessary licenses on commercially reasonable terms, or at all. Also, if we have to defend such claims, we could incur significant expenses and our management’s attention could be diverted from our core business. Further, we may not be able to anticipate claims by others that we infringe on their technology or successfully defend ourselves against such claims. Any litigation resulting from such claims could have a material adverse effect on our business and operating results.
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
We are dependent on cash flow from our subsidiaries to meet our obligations.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) The following table provides information about the repurchase of our common stock during the quarter ended July 2, 2006:

Total
Number of
			Shares	Maximum Number
			Purchased	(or Approximate
			as Part of	Dollar Value)
	Total	Average	Publicly	of Shares
	Number of	Price	Announced	that May Yet Be
	Shares	Paid per	Plans or	Purchased under the
Period	Purchased (1)	Share	Programs	Plans or Programs
April 3 to April 30	714	$42.99	—	—
May 1 to May 28	—	—	—	—
May 29 to July 2	—	—	—	—

Total	714	$42.99	—	—

(1)	Shares repurchased from certain of our officers pursuant to net share tax settlement transactions upon the vesting of shares of restricted common stock held by such officers.
ITEM 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of stockholders on May 24, 2006. The meeting included a proposal to elect the following three Class I directors: Chris A. Eyre, David G. Takata and Harry G. Van Wickle. This proposal was submitted as Item No. 1. Our other directors whose term of office continued after the meeting are Paul A. Brahe, Richard A. Kashnow, Kenneth R. Swimm, Thian Hoo Tan, Dennis P. Wolf and Michael Lee Workman.

Other items on which stockholders voted at the meeting were:
• Item No. 2 — a proposal to amend and restate our Amended and Restated 2002 Qualified Stock Plan to increase the number of shares reserved for issuance thereunder by 5,000,000 shares, from 4,242,054 shares to 9,242,054 shares, and make certain other changes;

• Item No. 3 — a proposal to amend our Amended and Restated Certificate of Incorporation to increase the number of our authorized shares of common stock by 70,000,000 shares, from 50,000,000 shares to 120,000,000 shares; and

• Item No. 4 — a proposal to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2006.
Shares of our Common Stock were voted by our stockholders as follows:

		Total Vote
	Total Vote	Withheld
	For Each	From Each
	Director	Director
Item No. 1
(Election of Class I Directors)
Chris A. Eyre	15,418,167	12,247,416
David G. Takata	27,249,308	416,275
Harry G. Van Wickle	27,217,319	448,264

				Broker
	For	Against	Abstain	Non - Vote
Item No. 2
(Proposal to amend and restate the Amended and Restated 2002 Qualified Stock Plan)	14,781,415	7,137,320	26,178	5,720,670

Item No. 3
(Proposal to amend and restate the Certificate of Incorporation )	19,611,539	8,025,971	28,073	—

Item No. 4
(Ratification of independent auditors)	27,471,040	172,681	21,862	—

ITEM 6. Exhibits
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Komag, Incorporated.

31.1	Rule 13a-14 (a) Certification of Chief Executive Officer

31.2	Rule 13a-14 (a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
KOMAG, INCORPORATED
(Registrant)

DATE: August 4, 2006	BY:	/s/ Thian Hoo Tan

Thian Hoo Tan
Chief Executive Officer
Komag, Incorporated

DATE: August 4, 2006	BY:	/s/ Kathleen A. Bayless

Kathleen A. Bayless
Senior Vice President, Chief Financial Officer
Komag, Incorporated

EXHIBIT INDEX
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Komag, Incorporated.

31.1	Rule 13a-14 (a) Certification of Chief Executive Officer

31.2	Rule 13a-14 (a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, furnished herewith