Form 10-Q
period 2006-10-01
KOMAG INC /DE/
filed 2006-11-01
CIK 813347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended October 1, 2006
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
DURING THE PRECEEDING FIVE YEARS
     Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     On October 1, 2006, 31,016,947 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding.

INDEX
KOMAG, INCORPORATED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of the United States (US) federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions, anticipations, commitments, or strategies regarding the future that are forward-looking. These statements include those discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including “Results of Operations,” “Critical Accounting Policies,” and “Liquidity and Capital Resources,” and elsewhere in this report. These statements include statements concerning product development, product acceptance, product demand, product transition plans, shipping volumes, projected revenues, international revenues, pricing pressures, sales returns, gross profit, expenses, reserves, taxes, net income, capital spending, and liquidity requirements.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
KOMAG, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net sales	$239,608	$180,011	$681,747	$493,026
Cost of sales	177,828	129,124	495,906	358,996

Gross profit	61,780	50,887	185,841	134,030
Operating expenses:
Research, development, and engineering	17,621	12,054	48,777	36,043
Selling, general, and administrative	9,971	6,090	27,120	17,412
(Gain) Loss on disposal of assets	(133)	400	(219)	(1,349)

	27,459	18,544	75,678	52,106

Operating income	34,321	32,343	110,163	81,924

Other income (expense):
Interest income	1,559	1,552	5,497	3,346
Interest expense	(441)	(441)	(1,323)	(1,324)
Other income (expense), net	2	(297)	(433)	(348)

	1,120	814	3,741	1,674

Income before income taxes	35,441	33,157	113,904	83,598
Provision for income taxes	943	1,175	2,880	3,196

Net income	$34,498	$31,982	$111,024	$80,402

Basic net income per share	$1.15	$1.09	$3.72	$2.79

Diluted net income per share	$1.04	$0.97	$3.35	$2.48

Number of shares used in basic per share computations	29,969	29,396	29,846	28,842

Number of shares used in diluted per share computations	33,565	33,381	33,538	32,969

See accompanying notes to condensed consolidated financial statements.

KOMAG, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	October 1, 2006	January 1, 2006
ASSETS
Current assets
Cash and cash equivalents	$118,778	$99,984
Short-term investments	45,850	105,050
Accounts receivable (less allowances of $2,662 and $2,866, respectively)	151,684	116,217
Inventories	87,968	54,000
Prepaid expenses and deposits	1,637	1,846

Total current assets	405,917	377,097
Property, plant, and equipment (net of accumulated depreciation of $194,988 and $140,658, respectively)	536,558	351,046
Other assets	7,105	3,308

	$949,580	$731,451

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$149,997	$97,901
Customer advances	142,534	102,898
Accrued expenses and other liabilities	23,433	28,585

Total current liabilities	315,964	229,384
Long-term debt	80,500	80,500
Deferred rent	2,959	2,562

Total liabilities	399,423	312,446

Stockholders’ equity
Common stock, $0.01 par value per share:
Authorized - 120,000 shares
Issued and outstanding - 31,017 and 30,092 shares, respectively	310	301
Additional paid-in capital	278,310	267,920
Deferred stock-based compensation	—	(9,695)
Accumulated other comprehensive loss	(600)	(634)
Retained earnings	272,137	161,113

Total stockholders’ equity	550,157	419,005

	$949,580	$731,451

See accompanying notes to condensed consolidated financial statements.

KOMAG, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 1, 2006	October 2, 2005
Operating Activities
Net income	$111,024	$80,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	54,893	31,907
Tax provision charged to additional paid-in capital	2,317	3,156
Amortization and adjustments of intangible assets	165	1,029
Stock-based compensation	14,635	4,185
Deferred rent	397	1,922
Non-cash interest charges	116	115
Gain on disposal of assets	(219)	(1,349)
Foreign exchange loss	451	—
Changes in operating assets and liabilities:
Accounts receivable, net	(35,445)	(36,877)
Inventories	(33,968)	(13,565)
Prepaid expenses and deposits	209	(1,294)
Trade accounts payable	54,027	12,473
Customer advances	39,636	64,625
Accrued expenses and other liabilities	(5,059)	2,256

Net cash provided by operating activities	203,179	148,985

Investing Activities
Acquisition of property, plant, and equipment	(243,702)	(84,358)
Purchases of short-term investments	(117,200)	(220,350)
Proceeds from sales and maturities of short-term investments	176,400	194,050
Proceeds from disposal of property, plant, and equipment	305	3,092
Other assets	(4,043)	—

Net cash used in investing activities	(188,240)	(107,566)

Financing Activities
Repurchase of common stock	(1,080)	—
Proceeds from sale of common stock	4,222	7,092

Net cash provided by financing activities	3,142	7,092

Effect of exchange rate changes on cash and cash equivalents	713	—

Increase in cash and cash equivalents	18,794	48,511
Cash and cash equivalents at beginning of period	99,984	26,410

Cash and cash equivalents at end of period	$118,778	$74,921

See accompanying notes to condensed consolidated financial statements.

KOMAG, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
October 1, 2006
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements include the accounts of Komag, Incorporated (the Company), a Delaware corporation, and its wholly-owned subsidiaries. These financial statements have been prepared in accordance with United States of America (US) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US generally accepted accounting principles. While the financial information furnished is unaudited, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the condensed consolidated financial position, operating results, and cash flows for the periods presented, have been included. Operating results for the nine months ended October 1, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements for the year ended January 1, 2006, which are included in the Company’s Annual Report on Form 10-K.
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
     Fiscal Year: The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The Company’s 2006 fiscal year will include 52 weeks. The three-month and nine-month reporting periods included in this report include 13 weeks and 39 weeks, respectively.
     Cash and Cash Equivalents: The Company considers as cash or cash equivalent any bank deposit, money market investment, or highly-liquid investment that has an original maturity at the date of purchase of three months or less.
     Short-Term Investments: The Company invests its excess cash in high-quality, short-term debt instruments and auction rate preferred securities. At October 1, 2006, all short-term investments are designated as available for sale. Interest and dividends on the investments are included in interest income. The costs of the Company’s investments approximate fair value; accordingly, there were no realized or unrealized gains or losses.

     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following (in thousands):

	October 1, 2006	January 1, 2006
Raw materials	$62,196	$39,230
Work in process	12,902	6,489
Finished goods	12,870	8,281

	$87,968	$54,000

     Computation of Net Income Per Share: The Company determines net income per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share.
     Basic net income per common share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income plus interest on long-term debt by the weighted-average number of shares and dilutive potential shares of common stock outstanding during the period. The dilutive effect of outstanding options and stock purchase rights is reflected in diluted net income per share by application of the treasury stock method. The dilutive effect of outstanding contingently convertible debt is reflected in diluted net income per share by application of the if-converted method.
     The following table sets forth the computation of net income per share. The table is in thousands, except per share amounts.

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Numerator for basic net income per share:
Net income as reported	$34,498	$31,982	$111,024	$80,402

Numerator for diluted net income per share:
Net income as reported	$34,498	$31,982	$111,024	$80,402
Interest adjustment related to contigently convertible debt	441	441	1,323	1,324

	$34,939	$32,423	$112,347	$81,726

Denominator for basic income per share:
Weighted average shares outstanding	29,969	29,396	29,846	28,842

Denominator for diluted income per share:
Weighted average shares outstanding	29,969	29,396	29,846	28,842
Effect of dilutive securities:
Contingently convertible shares under convertible debt	3,049	3,049	3,049	3,049
Stock options	297	629	380	583
Warrants	—	—	—	287
Stock purchase rights	250	307	263	208

	33,565	33,381	33,538	32,969

Basic net income per share	$1.15	$1.09	$3.72	$2.79

Diluted net income per share	$1.04	$0.97	$3.35	$2.48

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
     In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 provides guidance on recognition and measurement of uncertainties in income taxes and is applicable for fiscal years beginning after December 15, 2006. The Company has not yet completed the evaluation or determined the impact of adopting FIN 48.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements and is applicable for fiscal years beginning after November 15, 2007. The Company has not yet completed the evaluation or determined the impact of adopting SFAS 157.
     In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (SAB 108) which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires companies to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 allows companies to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first quarter of 2007. The Company has not yet completed the evaluation or determination of the impact of adopting SAB 108.

Note 2. Stock-Based Compensation
     Effective January 2, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (SFAS 123R), using the modified prospective method, in which compensation cost is recognized based on the requirements of SFAS 123R for (a) all share-based payments granted or modified after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The Company elected to amortize stock-based compensation for awards outstanding and unvested on its adoption of SFAS 123R as well as for awards granted on or after its adoption of SFAS 123R on a straight line basis over the requisite service (vesting) period for the entire award. The vesting period for stock options has generally been four years and the vesting for stock purchase rights generally has been three years.
     As permitted under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for stock-based awards to employees through January 1, 2006. Accordingly, compensation cost for stock options and stock purchase rights was measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the exercise or purchase price.
     Stock-based compensation expense related to outstanding stock options and stock purchase rights amounted to $5.9 million and $14.6 million for the three and nine months ended October 1, 2006, respectively, and $1.7 million and $4.2 million for the three and nine months ended October 2, 2005, respectively. As a result of adopting SFAS 123R on January 2, 2006, the Company’s income before income taxes, and net income for the three and nine months ended October 1, 2006, were approximately $0.9 million and $2.7 million lower, respectively, for income before income taxes, and $0.9 million and $2.7 million lower, respectively, for net income, than if it had continued to account for stock-based compensation under APB 25. Basic and diluted net income per share for the three and nine months ended October 1, 2006 were approximately $0.03 and $0.09 lower, respectively, for basic, and $0.03 and $0.08 lower, respectively, for diluted, due to the adoption of SFAS 123R.
     As of October 1, 2006, there was approximately $28.4 million of total unrecognized compensation cost related to stock-based compensation arrangements. The cost is expected to be recognized on a straight line basis over the remaining vesting period of the stock-based awards through the second quarter of 2010. The weighted average remaining vesting period is approximately two years.
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
     As of October 1, 2006, the Company had a net balance of 5,551,328 shares of the Company’s common stock reserved for issuance under the 2002 Stock Plan. Of the 5,551,328 shares reserved for future issuance under the 2002 Stock Plan, 27,500 shares are for stock purchase rights deferred under a deferred compensation plan, 603,083 shares are for the exercise of outstanding stock options, and 4,920,745 shares are for future grants of stock options and stock purchase rights.

Summary of Assumptions and Activity
     In the three and nine months ended October 1, 2006, the Company recorded $0.9 million and $2.7 million, respectively, of stock-based compensation expense related to stock options. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted below. Options to purchase 100,000 shares of the Company’s common stock were granted in the three months ended October 1, 2006. No such grants were made for the first six months of 2006. The following assumptions were used to estimate the fair value of option grants in the three months ended October 1, 2006: risk-free interest rate of 4.80%; expected volatility of the market price of the Company’s common stock of 54.34%; no dividend yield, and a weighted-average expected life of 4.0 years. The fair value of options granted during the three months ended October 1, 2006 was $18.10 per share.
     The following assumptions were used to estimate the fair value of option grants in the nine months ended October 2, 2005: risk-free interest rate of 4.03%; expected volatility of the market price of the Company’s common stock of 71.80%; no dividend yield, and a weighted-average expected life of 4.0 years. The weighted-average fair value of options granted during the nine months ended October 2, 2005 was $11.57 per share.
     The following table sets forth a summary of option activity for the first three quarters of 2006:

			Weighted-average
			Remaining	Aggregate
		Weighted-average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
		(per share)	(years)
Outstanding at January 1, 2006	868,853	$12.99
Exercised	(188,434)	$11.79
Cancelled	(607)	$13.41

Outstanding at April 2, 2006	679,812	$13.33	7.58	$23,297,419

Exercised	(85,025)	$11.88
Cancelled	(1,011)	$12.82

Outstanding at July 2, 2006	593,776	$13.54	7.36	$19,381,777

Granted	100,000	$38.65
Exercised	(88,333)	$11.16
Cancelled	(2,360)	$14.85

Outstanding at October 1, 2006	603,083	$18.05	7.62	$9,060,289

Exercisable at October 1, 2006	298,833	$12.18	6.94	$5,911,494

     The total intrinsic value of options exercised during the three and nine months ended October 1, 2006 was $2.2 million and $11.6 million, respectively. The total intrinsic value of options exercised for the three and nine months ended October 2, 2005 was $2.8 million and $7.4 million, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.

     The following table sets forth a summary of the Company’s stock purchase rights for the first three quarters of 2006:

		Weighted-average
		Grant Date
	Shares	Fair Value
		(per share)
Outstanding at January 1, 2006	573,201	$22.34
Granted	473,374	46.76
Vested	(145,437)	20.65
Cancelled	(1,814)	30.98

Outstanding at April 2, 2006	899,324	$35.45
Granted	45,660	42.62
Vested	(18,500)	23.87
Cancelled	(3,185)	34.78

Outstanding at July 2, 2006	923,299	$36.04
Granted	78,620	38.49
Vested	(5,031)	18.79
Cancelled	(8,699)	34.86

Outstanding at October 1, 2006	988,189	$36.33

     In the three and nine months ended October 1, 2006, the Company recorded $5.0 million and $11.9 million, respectively, of stock-based compensation expense related to stock purchase rights. The cumulative effect of adopting SFAS 123R related to applying an estimated forfeiture rate to unvested stock purchase rights outstanding on the date of adoption was a $0.2 million credit, which was credited to operating costs and expenses. The Company determines the fair value of stock purchase rights based on the Nasdaq closing stock price on the date of grant. Compensation expense related to stock purchase rights is amortized on a straight line basis over the vesting period of 12 to 36 months. As of October 1, 2006, the unamortized fair value of unvested restricted stock awards was $25.0 million and will be amortized on a straight line basis over a remaining weighted average vesting period of approximately 2.02 years.
     During the first quarter of 2006, the Company announced the anticipated retirement of its Chief Executive Officer (CEO), which became effective on October 1, 2006. Certain agreements were entered into with the CEO as a result of the anticipated retirement. These agreements were filed as exhibits to the Form 10-K filed for the year ended January 1, 2006. Under the agreements, the vesting of certain stock options and stock purchase rights will be accelerated to provide additional compensation in connection with the CEO’s retirement and for his assistance during a planned transition period. The Company recorded an additional $2.1 million and $5.1 million of stock- based compensation expense related to the modification of the CEO’s stock options and stock purchase rights for the three and nine months ended October 1, 2006, respectively. Effective October 1, 2006, Timothy Harris, the Company’s then-Chief Operating Officer, became the Company’s new CEO. The Company’s then-CEO retired effective as of such date, but will continue to provide transitional consulting services to the Company for three months.

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
     The following table reflects the effect on the Company’s net income and net income per share had the fair value method been applied to all outstanding and unvested awards for the three and nine months ended October 2, 2005. The table is in thousands, except per share data.

	Three	Nine
	Months	Months
	Ended	Ended
	October 2, 2005	October 2, 2005
Net income, as reported	$31,982	$80,402
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,658	4,185
Deduct: Stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,300)	(6,216)

Pro forma net income	$31,340	$78,371

Net income per share:
Basic — as reported	$1.09	$2.79

Diluted — as reported	$0.97	$2.48

Basic — pro forma	$1.07	$2.72

Diluted — pro forma	$0.95	$2.43

Note 3. Concentration of Customer, Supplier, and Geographic Risk
     The following table reflects the percentage of the Company’s net sales by major customer:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Seagate Technology (1)	38%	16%	30%	18%
Western Digital Corporation	34%	25%	36%	21%
Hitachi Global Storage Technologies (2)	24%	20%	24%	22%
Maxtor Corporation (1)	—	34%	6%	33%

(1)	Seagate Technology acquired Maxtor Corporation in the second quarter of 2006. Sales to Maxtor beginning in the second quarter of 2006 have been presented on a combined basis with Seagate Technology.

(2)	Includes sales to Hitachi Global Storage Technologies’ contract manufacturer.
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
     A majority of the Company’s long-lived assets is located at its Malaysian manufacturing facilities. These assets totaled $503.5 million as of October 1, 2006, and $319.6 million as of January 1, 2006. The majority of the Company’s sales is delivered to manufacturing facilities located in Asia.
Note 4. Accrued Expenses and Other Liabilities
     The following table (in thousands) summarizes accrued expenses and other liabilities balances at October 1, 2006 and January 1, 2006:

	October 1, 2006	January 1, 2006
Accrued compensation and benefits	$20,690	$24,986
Other liabilities	2,743	3,599

	$23,433	$28,585

Note 5. Customer Advances
     The Company entered into supply agreements, including certain amendments to these agreements, with three major customers in 2005, and another major customer in the first quarter of 2006. Under the supply agreements, the Company supplies certain media volumes subject to the terms and conditions of the agreements. The customers are required to pay certain advances covering future purchases of media from the Company. The customer advances, which totaled $142.5 million and $102.9 million as of October 1, 2006 and January 1, 2006, respectively, are to be repaid to the customers via a credit of a specified dollar amount per disk on future sales. During the three and nine months ended October 1, 2006, customer advance credits applied to purchases of media were $28.6 million and $90.0 million, respectively, and additional customer advance payments were of $30.9 million and $129.6 million, respectively. The agreements generally provide for repayment at the end of the term of the agreement if not fully paid by credits applied to purchases. The terms of the current arrangements expire on various dates through December 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I. Financial Information, Item 1. Condensed Consolidated Financial Statements of this report.
     The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business, including but not limited to: our belief that we are a leading independent supplier of disks; our belief that we have developed a deep understanding of market needs and market trends in the disk drive market; our belief that our manufacturing and technology development programs provide us with competitive advantages in maintaining and growing our market share; our belief that we have developed strong relationships with many of the leading disk drive manufacturers; our belief that our manufacturing operations, together with our experience in the industry and our economies of scale, provide us with timing and cost advantages in delivering consistently high-quality products to our customers in high volumes; our plan to continue to generate cash from our operations for the remainder of 2006 and beyond; our expectation that our revenues could increase up to approximately 5% in the fourth quarter of 2006 compared to the third quarter of 2006; our belief that we will continue to investigate areas where we can expand our presence in the disk market; our belief that we have implemented strong product development and product transition plans; and our belief that the estimates and judgments made regarding future events in connection with the preparation of our financial statements are reasonable. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” and similar expressions. In addition, forward-looking statements include, but are not limited to, statements about our beliefs, estimates, or plans about our ability to maintain low manufacturing and operating costs and costs per unit, our ability to estimate revenues, shipping volumes, pricing pressures, returns, reserves, demand for our disks, selling, general, and administrative expenses, taxes, research, development, and engineering expenses, spending on property, plant, and equipment, expected sales of disks and the market for disk drives generally and certain customers specifically, and our beliefs regarding our liquidity needs.
     Forward-looking statements are estimates reflecting the best judgment of our senior management, and they involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Our business is subject to a number of risks and uncertainties. While this discussion represents our current judgment on the future direction of our business, these risks and uncertainties could cause actual results to differ materially from any future performance suggested herein. Some of the important factors that may influence possible differences are continued competitive factors, technological and product developments, pricing pressures, changes in customer demand, and general economic conditions, as well as those discussed in the Risk Factors section below. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements. Readers should review the Risk Factors section below, as well as other documents filed from time to time by us with the SEC.

Results of Operations
Overview
     Komag, Incorporated was incorporated in Delaware in 1983. We are headquartered in San Jose, California. All of our manufacturing facilities are in Malaysia.
     We design, manufacture, and market thin-film media (disks), which are incorporated into disk drives. Disks, such as the ones we manufacture, serve as a primary storage medium for digital data. Our net sales are primarily driven by the level of demand for disks by disk drive manufacturers and the average selling prices of our disks. Demand for our disks is dependent on a number of factors, including the growth in the disk drive market, the growth of storage capacity in disk drives, which affects the number of disks needed per drive, and the number of disks our customers purchase from external suppliers. Average selling prices are dependent on overall supply and demand for disks and our product mix.
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
     Due to continuing strong customer demand and supply agreements entered into with each of our major customers in 2005 and 2006, we sold approximately 38.1 million disks in the third quarter of 2006. If we are unable to utilize our capacity fully, we may be unable to increase or sustain our gross margins and our business would suffer.
     We are beginning a significant product transition to more advanced,perpendicular magnetic recording media (PMR) technology. This is an important and substantial product undertaking for us, and, if not effectively implemented, may have a material impact on our results of operations.
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

The following discussion compares the results of operations for the three and nine months ended October 1, 2006, to the results of operations for the three and nine months ended October 2, 2005. To facilitate an understanding of this discussion, we have provided the following table. The table (in thousands) reflects income statement components for the three and nine months ended October 1, 2006 and October 2, 2005, respectively, and also reflects income statement components as a percentage of net sales.

	Three Months Ended				Nine Months Ended
	October 1, 2006		October 2, 2005		October 1, 2006		October 2, 2005
Net sales	$239,608	100.0%	$180,011	100.0%	$681,747	100.0%	$493,026	100.0%
Cost of sales	177,828	74.2%	129,124	71.7%	495,906	72.7%	358,996	72.8%

Gross profit	61,780	25.8%	50,887	28.3%	185,841	27.3%	134,030	27.2%

Research, development, and engineering	17,621	7.4%	12,054	6.7%	48,777	7.2%	36,043	7.4%
Selling, general, and administrative expense	9,971	4.2%	6,090	3.4%	27,120	4.0%	17,412	3.5%
(Gain) Loss on disposal of assets	(133)	(0.1%)	400	0.2%	(219)	(0.0%)	(1,349)	(0.3%)
Interest income	(1,559)	(0.7%)	(1,552)	(0.9%)	(5,497)	(0.8%)	(3,346)	(0.7%)
Interest expense	441	0.2%	441	0.2%	1,323	0.2%	1,324	0.3%
Other (income) expense, net	(2)	(0.0%)	297	0.2%	433	0.0%	348	0.1%
Provision for income taxes	943	0.4%	1,175	0.7%	2,880	0.4%	3,196	0.6%

Net income	$34,498	14.4%	$31,982	17.8%	$111,024	16.3%	$80,402	16.3%

Net Sales
     Consolidated net sales of $239.6 million in the third quarter of 2006 were 33.1% higher compared to $180.0 million in the third quarter of 2005. Finished unit sales increased to 38.1 million in the third quarter of 2006 from 27.5 million in the third quarter of 2005. The increase in consolidated net sales primarily reflected the increase in our sales volume due to higher demand in the industry. Our average selling price remained flat in the third quarter of 2006 compared to the third quarter of 2005.
     Other disk sales, which generally include single-side disks, aluminum substrate disks, plated disks, textured disks, and polished disks, were $23.2 million in the third quarter of 2006, compared to $24.3 million in the third quarter of 2005. Disk substrate sales vary from period to period based on customer requirements.
     Consolidated net sales in the first nine months of 2006 increased by $188.7 million, to $681.7 million from $493.0 million in the first nine months of 2005. Our sales volume increased by 37.9%, to 106.6 million units in the first nine months of 2006 from 77.3 million units in the first nine months of 2005. Other disk sales in the first nine months of 2006 were $72.6 million, compared to $61.8 million in the first nine months of 2005. The finished unit shipment and other disk sales increase in the first nine months of 2006 compared to the same period in 2005 resulted from higher demand in the industry.
     Finished disk shipments for desktop and consumer applications together represented 95.2% of our unit shipment volume in the third quarter of 2006 compared to 93.2% in the third quarter of 2005. The remaining finished disk shipments in the third quarter of 2006 and 2005 were for enterprise drives.
     Sales of 160 GB and above per platter disks ramped to 33% of net sales in the third quarter of 2006, compared to no such sales in the third quarter of 2005. The increase reflected customer migration to higher storage densities.

     In the third quarter of 2006, sales to Seagate Technology (Seagate), Western Digital Corporation (Western Digital) and Hitachi Global Storage Technologies (HGST) (including sales to HGST’s contract manufacturer, Excelstor), accounted for 38%, 34% and 24%, respectively, of our total net sales. During the second quarter of 2006, Seagate acquired Maxtor Corporation (Maxtor). Sales to Seagate for the second and third quarter of 2006 include sales to Maxtor for the entire quarter. In the third quarter of 2005, sales to Seagate, Western Digital, HGST and Maxtor, accounted for 16%, 25%, 20% and 34%, respectively, of our total net sales. Our sales are concentrated among a few customers. We expect to continue to derive a substantial portion of our sales from these customers, and from a small number of other customers. We entered into supply agreements, including certain amendments to these agreements, with Western Digital, Maxtor and Seagate in 2005, and with HGST in the first quarter of 2006. The supply agreement with Maxtor was assigned to Seagate as a result of Seagate’s acquisition of Maxtor in May 2006. Under the supply agreements, we supply certain media volumes subject to the terms and conditions of the agreements. The customers are required to pay certain advances to us covering future purchases of media from us. The customer advances, which totaled $142.5 million and $102.9 million as of October 1, 2006 and January 1, 2006, respectively, are to be repaid to the customers via a credit of a specified dollar amount per disk on future sales.
     Based on continuing strong market demand, we expect total net sales for the fourth quarter to increase up to 5% from the third quarter of 2006. This level of total net sales reflects current continuing strong demand for finished disks, as well as demand for our substrates.
Gross Profit
     For the third quarter of 2006, we achieved a gross profit percentage of 25.8% which decreased 2.5 percentage points compared to 28.3% for the third quarter of 2005. The decrease was due to increased manufacturing costs, primarily higher fixed costs related to our expanded manufacturing capacity.
     For the first nine months of 2006, we achieved a gross profit percentage of 27.3% which was flat compared to a gross profit percentage of 27.2% for the first nine months of 2005. The increase in the finished unit average selling price accounted for a 1.8-point increase in the gross profit percentage for the first nine months of 2006. The increase was offset by 1.7-point decrease due to increases in manufacturing costs.
Research, Development, and Engineering Expenses
     Research, development and engineering (R&D) expenses of $17.6 million in the third quarter of 2006 were $5.5 million higher than the $12.1 million incurred in the third quarter of 2005. The increase primarily reflected higher headcount and materials related expenses of $3.7 million, and higher stock-based compensation expense of $0.5 million, offset by lower incentive compensation expense under our incentive compensation plans. The higher R&D costs also reflect increased development activities associated with our advance perpendicular magnetic recording media (PMR) products.
     R&D expenses of $48.8 million for the first nine months of 2006 were $12.8 million higher than the $36.0 million incurred for the first nine months of 2005. The increase primarily reflected higher headcount and materials related expenses of $7.9 million, and higher stock-based compensation expense of $1.4 million, offset by lower incentive compensation expense.

Selling, General, and Administrative Expenses
     Selling, general and administrative (SG&A) expenses of $10.0 million in the third quarter of 2006 were $3.9 million higher compared to the $6.1 million incurred in the third quarter of 2005. The increase primarily reflected higher stock-based compensation expense of $3.1 million and higher headcount and related compensation expense of $1.2 million, offset by lower incentive compensation of $0.4 million.
     SG&A expenses of $27.1 million for the first nine months of 2006 were $9.7 million higher compared to the $17.4 million incurred for the first nine months of 2005. The increase primarily reflected higher stock-based compensation expense of $6.9 million and higher headcount related expense of $2.8 million.
     The higher stock based compensation expense is primarily due to an additional $2.1 million and $5.1 million of stock-based compensation expense related to the modification of the our then-current Chief Executive Officer’s stock options and stock purchase rights for the three and nine months ended October 1, 2006, respectively, as well as additional expenses related to stock purchase rights granted in the first nine months of 2006. During the first quarter of 2006, we announced the anticipated retirement of our then-current Chief Executive Officer (CEO), which became effective on October 1, 2006. Certain agreements were entered into with the then-current CEO as a result of his anticipated retirement. The agreements were filed as exhibits to the Form 10-K filed for the year ended January 1, 2006. Under the agreements, the vesting of certain stock options and stock purchase rights were accelerated in connection with our former CEO’s retirement.
Interest Expense
     Interest expense consists primarily of interest on our $80.5 million, 2% Convertible Subordinated Notes, which were issued on January 28, 2004.
Tax provision
     Our tax provision for the nine months ended October 1, 2006 is based on our annual effective tax rate of 2.5% in accordance with SFAS No. 109, Accounting For Income Taxes. We currently have separate tax holidays at each of our manufacturing facilities located in Malaysia which continue through 2006 and a new ten year tax holiday begins in January 2007 through 2016 which covers all of our manufacturing facilities in Malaysia.
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
Allowance for Sales Returns
     We estimate our allowance for sales returns based on historical data as well as current knowledge of product quality. We have not experienced material differences between our estimated reserves for sales returns and actual results. It is possible that the failure rate on products sold could be higher than it has been historically, which could result in significant changes in future returns. Since estimated sales returns are recorded as a reduction in net sales, any significant difference between our estimated and actual experience or changes in our estimate would be reflected in our reported net sales in the period we determine that difference. There were no significant changes from the prior quarter estimates in the third quarter of 2006.
Inventory Obsolescence
     Our policy is to provide for inventory obsolescence based upon an estimated obsolescence percentage applied to the inventory based on age, historical trends, and requirements to support forecasted sales. In addition, and as necessary, we may provide additional charges for future known or anticipated events. There were no significant changes from the prior quarter estimates in the third quarter of 2006.
Liquidity and Capital Resources
     As of October 1, 2006, we had $164.6 million in cash, cash equivalents, and short-term investments, which reflects a $40.4 million decrease during the first nine months of 2006. This decrease primarily reflected $243.7 million of spending on property, plant, and equipment, and $4.0 million increase in other assets, offset by a $203.2 million increase resulting from consolidated operating activities, $3.1 million in net proceeds from sales of common stock under our stock incentive plans, and a $0.7 million effect of exchange rate changes on cash.
     In July 2005, Malaysia removed its currency peg to the US dollar in favor of a managed float system. As of October 1, 2006, we held approximately $22.2 million (Malaysian ringgit 82.1 million) of cash and cash equivalents that were denominated in Malaysian ringgit.
     Consolidated operating activities generated $203.2 million in cash in the first nine months of 2006. The primary components of this amount include the following:
•	net income of $111.0 million, net of non-cash depreciation and amortization of property, plant and equipment of $54.9 million and other net non-cash charges of $17.9 million;

•	an accounts receivable increase of $35.4 million, which reflected an increase in sales during the first nine months of 2006;

•	an inventory increase of $34.0 million, which primarily reflected increased inventory to support increased production and sales volumes;

•	an accounts payable increase of $54.0 million, which primarily reflected increased inventory and higher capital spending;

•	a net increase in customer advances of $39.6 million; and

•	an accrued expenses and other liabilities decrease of $5.1 million, which primarily reflected payments of incentive compensation accruals.
     Our total capital spending in the first nine months of 2006 was $240.5 million (on an accrual basis), and included capital expenditures to increase our substrate and finished disk capacity, to improve our equipment capability for the manufacture of advanced products, and for projects designed to improve yield and productivity. For the remainder of 2006, we plan to spend approximately $50 million on property, plant, and equipment in order to increase our finished disk and related substrate capacity and continue to ramp new production processes. We expect to fund this capital spending with cash from operations and customer advances. As of October 1, 2006, we had customer advances of $142.5 million to be repaid to customers based on a specified dollar amount per disk sale to these customers from 2006 to approximately the end of 2009.
     We have $80.5 million of 2% Convertible Subordinated Notes (the Notes) outstanding. The Notes mature on February 1, 2024, bear interest at 2.0%, and require semiannual interest payments. The Notes will be convertible, under certain circumstances, into shares of our common stock based on an initial effective conversion price of $26.40. Holders of the Notes may convert the Notes into shares of our common stock prior to maturity if: (1) the sale price of our common stock equals or exceeds $31.68 for at least 20 trading days in any 30 consecutive trading day period within any of our fiscal quarters; (2) the trading price of the Notes falls below a specified threshold prior to February 19, 2019; (3) the Notes have been called for redemption; or (4) certain specified corporate transactions (as described in the offering prospectus for the Notes) occur. As of October 1, 2006, the Notes were convertible. We may redeem the Notes on or after February 6, 2007, at specified declining redemption premiums. Holders of the Notes may require us to purchase the Notes on February 1, 2011, 2014 or 2019, or upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest. There are no financial covenants, guarantees, or collateral associated with the Notes.
     We have a Malaysian ringgit 12.5 million (approximately $3.4 million) bank guarantee. There is no expiration date on the bank guarantee. No interest will be charged on the bank guarantee, but there is a commission of 0.05% on the amount of bank guarantee utilized. As of October 1, 2006, there were no liabilities outstanding related to this bank guarantee.
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

     As of October 1, 2006, our long-term debt obligations, operating lease obligations, and unconditional purchase obligations were as follows (in thousands):

	Remainder
	of
	2006	2007	2008	2009	2010	Thereafter	Total
Long-Term Debt Obligations	$—	$—	$—	$—	$—	$80,500	$80,500
Operating Lease Obligations	759	2,510	2,056	3,158	3,152	13,241	24,876
Unconditional Purchase Obligations (1)	3,680	3,443	2,283	2,283	2,283	10,819	24,791

Total Contractual Cash Obligations	$4,439	$5,953	$4,339	$5,441	$5,435	$104,560	$130,167

(1)     Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding, and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable pricing provisions; and the approximate timing of the transactions. The amounts are based on our contractual commitments.
     As of October 1, 2006, we had approximately $4.2 million of non-cancelable capital commitments. This amount is included in the table above under Unconditional Purchase Obligations.
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
     We are exposed to foreign currency exchange rate risk. A majority of our revenue, expense and capital purchasing activities is transacted in US dollars. However, a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit). For approximately seven years, the exchange rate between the ringgit and the US dollar had been pegged at 3.8 ringgits to one US dollar by the Malaysian government. In July 2005, Malaysia removed its currency peg to the US dollar in favor of a managed float system. Changes in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. In the first nine months of 2006, our spending on payroll, manufacturing and operating expenses, and raw materials and capital purchases that were denominated in Malaysian ringgit was approximately $268.2 million. Additionally, in the first nine months of 2006, we paid approximately $81.6 million denominated in Malaysian ringgit to a Malaysian supplier for raw materials purchases, based on a cost plus a percentage arrangement. The Malaysian supplier incurs certain costs denominated in Malaysian ringgit; therefore, any change in the valuation of the ringgit could impact the cost per unit we pay for such raw materials. As of October 1, 2006, we held approximately $22.2 million (Malaysian ringgit 82.1 million) of cash and cash equivalents that were denominated in Malaysian ringgit. We currently do not hedge the exposure to fluctuations in the Malaysian ringitt.

     In September 2005, we began to hedge some of our foreign currency risk related to anticipated Japanese yen-denominated equipment purchases by entering into foreign exchange forward contracts that generally have maturities of 12 months or less. We have designated these foreign exchange forward contracts as a cash flow hedge in accordance with SFAS No. 133. The derivatives associated with our hedging activities are marked to market at fair value with any resulting liability recorded in other liabilities, and any resulting asset recorded in prepaid and other current assets in our Condensed Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value is initially reported as a component of accumulated other comprehensive income (loss), net of any tax effects, in stockholders’ equity and subsequently reclassified into depreciation expense in the periods in which the related equipment purchase is depreciated after the forecasted transaction actually occurs. The ineffective portion of gains or losses resulting from changes in fair value is reported in interest and other income, net in our Consolidated Statements of Operations. Our hedging programs reduce, but do not entirely eliminate, the impact on us of currency exchange rate movements.
     As of October 1, 2006, we had foreign exchange contracts to purchase approximately 341 million Japanese yen. The fair value of our forward contracts was recorded as less than $0.1 million of our other current liability as of October 1, 2006.
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
     We have $80.5 million in convertible subordinated notes outstanding. These notes bear interest at a fixed annual interest rate of 2% and mature in February 2024. A hypothetical 100 basis point increase in interest rates would result in approximately $0.8 million of additional interest expense each year.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of October 1, 2006, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a — 15(b) of the Exchange Act. Based on that evaluation, our management, including our CEO and CFO, concluded that, as of October 1, 2006, our disclosure controls and procedures were effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner.
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
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during our third fiscal quarter ended October 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     The disk drive market in which our business is concentrated has historically been seasonal and cyclical, and has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for disks and pricing pressures. The effect of these cycles on suppliers like us historically has been magnified by disk drive manufacturers’ practice of ordering components, including disks, in excess of their needs during periods of rapid growth, thereby increasing the severity of the drop in the demand for components during periods of reduced growth or contraction. Further, downturns in the disk drive market may cause disk drive manufacturers to delay or cancel projects, reduce their production, or reduce or cancel orders for our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, pricing pressures, and unused capacity, causing us to realize lower revenues and margins and causing our operating results to suffer. For example, during the third quarter of 2006, disk drive manufacturers appear to have overbuilt product, which resulted in an excess supply of disk drives. Due to these factors, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. This increases the chance that our revenues and margins could be lower than the expectations of investors and analysts, which could make our stock price more volatile.
If we are unable to perform successfully in the highly competitive and increasingly concentrated disk industry, we may not be able to maintain or gain additional market share, and our business and operating results would be harmed.
     The market for our products is highly competitive, and we expect competition to continue in the future. Competitors in the thin-film media industry fall primarily into two groups: Asian-based independent disk manufacturers, and captive disk manufacturers. Our major Asian-based independent competitors include Fuji Electric, Hoya, and Showa Denko. The captive disk manufacturers who produce thin-film media internally for their own use include HGST and Seagate. Many of these competitors have greater financial resources than we have, which could allow them to adjust to fluctuating market conditions better than we. Further, they may have greater technical and manufacturing resources, more marketing power, and a broader array of products. To the extent our competitors continue to consolidate and achieve greater economies of scale, we will face additional competitive challenges. Our competitors may also lower their product prices to gain market share, develop new technology which would significantly reduce the cost of their products, or offer more products than we do and therefore enter into agreements with customers to supply their products as part of a larger supply agreement. Price declines are also affected by any imbalances between demand and supply. For example, for most of 2002, as in the several years prior, disk supply exceeded demand. As independent suppliers like us struggled to utilize their capacity, the excess disk supply caused average selling prices for disks to decline. Supply and demand conditions have improved since 2002, resulting in a more stable pricing environment. Supply and demand factors and industry-wide competition could adjust in the future and force disk prices down, which, in turn, would put pressure on our gross margin. We may be forced to lower our prices or add new products and features at lower prices to remain competitive, and we may otherwise be unable to introduce new products at higher prices. We cannot be assured that we will be able to compete successfully in this kind of price competitive environment. If we are not able to compete successfully in the future, we may lose our existing market share and may not be able to gain additional market share for our products, our business and operating results would be harmed.
We have increased the production capacity of our manufacturing operations in Malaysia in 2006, and if we fail to successfully manage and integrate our expanded operations, we may be unable to exploit potential market opportunities, which would materially and adversely affect our business.
     We have significantly increased the production capacity of our manufacturing operations in Malaysia. In the third quarter of 2006, we sold approximately 38.1 million units and expect to maintain our capacity at approximately 40 million units per quarter in the fourth quarter of 2006. We have expanded our capacity as a result of commitments we have made to each of our major customers pursuant to strategic supply agreements. There can be no assurance that we will receive sufficient orders to utilize fully our additional capacity. In addition, the high utilization of our expanded capacity is dependent on our obtaining sufficient operating supplies and raw materials from our limited and sole-source suppliers to accommodate the increased capacity. We do not have binding commitments from these limited and sole-source suppliers to provide sufficient supplies and raw materials to fully utilize the additional capacity.
     Addressing the challenges of our capacity expansion requires, substantial management attention and financial resources. In the event that our expansion efforts require additional funding, or if we have insufficient resources to fund our expansion efforts, we may need to seek additional capital, which may not be available on favorable terms, or at all. If we are unable to successfully integrate our expanded manufacturing operations in Malaysia in an effective manner, our business could be materially and adversely affected.

We receive a large percentage of our net sales from only a few disk drive manufacturing customers, the loss or reduction of any of which would materially and adversely affect our business and sales.
     We sell our products to a limited number of customers. Our customers are disk drive manufacturers. Because of our small customer base, the loss of any one significant customer would materially and adversely affect our business and sales. In addition, if our current customers do not continue to place orders with us or if we are unable to obtain orders from new customers, our business and sales will likewise suffer. A relatively small number of disk drive manufacturers dominate the disk drive market. We expect that the success of our business will continue to depend on a limited number of customers. In the third quarter of 2006, 34% of our total net sales were to Western Digital, 38% were to Seagate and 24% were to HGST. If any one of our significant customers reduces its disk requirements, cancels existing orders, develops or expands capacity to produce its own disks, or requires us to reduce our prices before we are able to reduce costs, and we are unable to replace these orders with sales to new customers, our sales would be reduced and our business, financial condition, and operating results would suffer. Our ability to maintain strong relationships with our significant customers is essential to our future performance
     In addition, if our customers cancel orders, our sales could suffer and we are generally not entitled to receive cancellation penalties to offset the loss of sales revenue. Our sales are generally made pursuant to purchase orders that are subject to cancellation, modification, or rescheduling without significant penalties. As a result, if a customer cancels, modifies, or reschedules an order, we may have already made expenditures that are not recoverable, and our profitability will suffer.
The Seagate acquisition of Maxtor has reduced our total number of significant customers, which may result in reduced sales and thereby adversely affect our business, revenues and operating results.
     In May 2006, two of our major customers, Seagate and Maxtor, merged, with Seagate acquiring Maxtor, making the combined Seagate company the largest disk drive manufacturer in the industry. Since each of Seagate and Maxtor were two of our largest customers, the merger reduced our total number of customers. We face high levels of competition for customers in the disk industry, and the merger and consolidation of two of our significant customers could further reduce our bargaining power, result in reduced demand for our products, lead to downward pricing pressure, and otherwise negatively impact our net sales. The combined Seagate company may have greater financial resources and greater technical and manufacturing resources than Seagate and Maxtor had as stand-alone companies. In addition, the new combined company may impose new product requirements, modifications and demands on us as they seek to maximize their post-merger operational efficiencies and economies of scale. If we fail to mitigate the effects of these risks and pressures, and successfully serve the evolving customer requirements of the combined Seagate company, our business, and operating results may be adversely affected. Any further mergers, acquisitions, consolidations or other significant transactions involving our significant customers may further reduce our customer base and adversely affect our business and operating results.
Our agreements with each of our major customers require us to meet certain production volumes, and if we fail to successfully perform under these agreements, we may incur substantial costs and expenses, and our business could be materially and adversely affected.
     We have entered into strategic supply agreements with each of our major customers that require us to meet certain production volume goals. Pursuant to these agreements, monies have been advanced to us to help fund the expansion of our capacity, and if we fail to meet the agreed upon volume goals, we may need to refund some of our customer advances. Even if we succeed in expanding our production capacity in a timely and effective manner as required by our contractual obligations, there can be no assurance that we will meet the product specifications or

(timetables required by our customers for delivery. Our inability to perform successfully and competently our obligations under our agreements may cause us to incur substantial costs and expenses, and would have an adverse effect on our business, results of operations, and financial condition.
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
If we do not keep pace with the rapid technological changes in the disk drive industry, we will not be able to compete effectively, and our operating results could suffer.
     Our products primarily serve the 3 1/2-inch disk drive market where product performance, consistent quality, price, and availability are important competitive factors. The continuing need for high-capacity disk drives requires disks with higher storage capacity. Higher storage capacity on the surface of a disk is achieved by increasing its areal density. Areal density continues to increase rapidly, requiring significant improvements in every aspect of disk design. These advances require substantial on-going process and technology development. New process technologies, including synthetic anti-ferromagnetically coupled layers and perpendicular magnetic recording media (PMR), must support cost-effective, high-volume production of disks that meet these ever-advancing customer requirements for enhanced magnetic recording performance. We may not be able to develop and implement these technologies in a timely manner in order to compete effectively against our competitors’ products or entirely new data storage technologies. In addition, we must transfer our technology from our US-based research and development center to our Malaysian manufacturing operations. If we cannot effectively develop and implement adequate process technologies or do not successfully transfer our technologies to our Malaysian operations, or if technologies that we choose not to develop prove to be viable competitive alternatives, we would not be able to compete effectively. As a result, we would lose market share and face increased price competition from other manufacturers, and our operating results could suffer.

If we fail to effectively implement our perpendicular magnetic recording media (PMR) product transition plans, our operating results could suffer.
     We are beginning a significant product transition program to more advanced, perpendicular magnetic recording media (PMR) products. This is an important and substantial product undertaking for us, and presents many operational challenges. For example, we may not be able to develop and implement the technologies required for us to realize our PMR product transition plans in a timely manner in order to allow us to compete effectively against our competitors. In addition, our product transition plans will require us to dedicate significant financial and management resources, and if we fail to effectively manage and utilize these resources, we would not be able to compete effectively. If we fail to effectively implement our product transition plans, our operating results could suffer.
If we are not able to attract and retain key personnel our business and operation results could be harmed.
     Our future success depends on the continued service of our executive officers, our highly-skilled research, development and engineering team, our manufacturing team, and our key administrative, sales and marketing, and support personnel, many of whom would be extremely difficult to replace. Effective October 1, 2006, Timothy Harris, our former Chief Operating Officer, became our new Chief Executive Officer. Our former Chief Executive Officer retired effective as of such date, but will continue to provide transitional consulting services to the Company through the end of 2006. Acquiring and retaining talented personnel who possess the advanced skills we require has been difficult, particularly at our Malaysian manufacturing facilities where there is high growth in the marketplace. We may not be able to attract, assimilate, or retain highly-qualified personnel to maintain the capabilities that are necessary to compete effectively. Further, we do not have key person life insurance on any of our key personnel. If we are unable to retain existing or hire key personnel, our business and operating results could be harmed.
If our production capacity is underutilized, our gross margin will be adversely affected and we could sustain significant losses.
     Our business is characterized by high fixed overhead costs, including expensive plant facilities and production equipment. Our per-unit costs and our gross profit are significantly affected by the number of units we produce and the amount of our production capacity that we utilize. We have in the past, and may in the future, experience periods of underutilized capacity. For example, in the third quarter of 2004, we completed the installation of additional equipment, which increased our production capacity from approximately 20 million disks a quarter to approximately 24 million disks a quarter. Our finished disk shipments were below this capacity level in the third quarter and fourth quarter of 2004. If our capacity utilization decreases for any reason, including lack of customer demand or cancellation or delay of customer orders, we could experience significantly higher unit production costs, lower margins, and potentially significant losses, as occurred for several years prior to 2003. Underutilization of our production capacity could also result in asset impairment charges, restructuring charges, and employee layoffs. If our production capacity is underutilized for any reason, our financial results and our business would be severely harmed.

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
     Additionally, because a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit), we are particularly sensitive to any change in the foreign currency exchange rate for the ringgit. For approximately seven years, the exchange rate between the ringgit and the US dollar was pegged at 3.8 ringgits to one US dollar by the Malaysian government. In July 2005, Malaysia removed its currency peg to the US dollar in favor of a managed float system. The change in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. In the first nine months of 2006, our spending on payroll, manufacturing, and operating expenses, and raw materials and capital purchases that were denominated in ringgit was approximately $268.2 million. Additionally, in the first nine months of 2006, we paid approximately $81.6 million US dollars to a Malaysian supplier for raw materials purchases, based on a cost plus a percentage arrangement. This Malaysian supplier incurs certain costs that are denominated in ringgit; therefore, any change in the valuation of the ringgit could materially impact the cost per unit we pay for such raw materials. Furthermore, our ability to transfer funds from our Malaysian operations to the US is subject to Malaysian rules and regulations.

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
     Our finished disks are manufactured primarily from aluminum substrates, which are the primary substrate used in desktop PC, enterprise applications, and high-capacity consumer applications. Some disk manufacturers emphasize the use of glass as a basis for the manufacture of their disks to primarily serve the mobile PC market and certain other consumer applications. These applications are expected to achieve significant growth in the near future. Although we are currently developing glass-based products for shipment in 2007, there is no guarantee that our production efforts will be successful. To the extent glass-based applications were to achieve significant growth in the market place, we may lose market share if we were unable to move rapidly and effectively to produce glass-based disks to address the demand.
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

ITEM 6. Exhibits
10.1.	Executive Employment Agreement, dated August 1, 2006, between the Company and Timothy Harris.

10.2	Separation Agreement and Release, dated October 3, 2006, between the Company and Michael Russak.

10.3	Consulting Agreement, dated October 3, 2006, between the Company and Michael Russak.

10.4	Second Amendment to Stock Option Agreements, dated October 3, 2006, between the Company and Thian H. Tan.

31.1	Rule 13a – 14 (a) Certification of Chief Executive Officer

31.2	Rule 13a – 14 (a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOMAG, INCORPORATED
(Registrant)

DATE: November 1, 2006	BY:	/s/ Timothy D. Harris Timothy D. Harris
Chief Executive Officer
Komag, Incorporated

DATE: November 1, 2006	BY:	/s/ Kathleen A. Bayless Kathleen A. Bayless
Senior Vice President, Chief Financial Officer
Komag, Incorporated

EXHIBIT INDEX
10.1.	Executive Employment Agreement, dated August 1, 2006, between the Company and Timothy Harris.

10.2	Separation Agreement and Release, dated October 3, 2006, between the Company and Michael Russak.

10.3	Consulting Agreement, dated October 3, 2006, between the Company and Michael Russak.

10.4	Second Amendment to Stock Option Agreements, dated October 3, 2006, between the Company and Thian H. Tan.

31.1	Rule 13a – 14 (a) Certification of Chief Executive Officer

31.2	Rule 13a – 14 (a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, furnished herewith