Form 10-K
period 2006-12-31
KOMAG INC /DE/
filed 2007-02-22
CIK 813347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-16852

Komag, Incorporated
(Exact name of registrant as specified in its charter)

Delaware	94-2914864
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

1710 Automation Parkway, San Jose, California 95131
(Address of Principal Executive Offices, including Zip Code)

Registrant’s telephone number, including area code:
(408) 576-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act rule 12b-2 of the Act).  Yes ☐     No ☑

On June 30, 2006, which was the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $940 million based on the closing sale price of $46.18 for shares of the Registrant’s common stock as reported by the Nasdaq National Market. Shares of Common Stock held by each executive officer and director of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 1, 2007, 31,158,189 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

Documents Incorporated by Reference

Designated portions of the following document are incorporated by reference into this Report on Form 10-K where indicated: Komag, Incorporated Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2007, Part III.

KOMAG, INCORPORATED

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions, anticipations, commitments, or strategies regarding the future that are forward-looking. These statements include those discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including “Results of Operations,” “Critical Accounting Policies,” and “Liquidity and Capital Resources,” and elsewhere in this report. These statements include statements concerning product development, product acceptance, product demand, shipping volumes, projected revenues, international revenues, pricing pressures, sales returns, gross profit, expenses, reserves, taxes, net income, capital spending and liquidity requirements.

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

General

We design, manufacture and market thin-film media (disks), which are incorporated into disk drives. As a result of our market leadership and significant research and development efforts, we believe that we have developed a strong understanding of the market needs in the disk drive market, and offer a broad portfolio of advanced solutions to address those needs. Our customers include Hitachi Global Storage Technologies (HGST), Seagate Technology (Seagate) and Western Digital Corporation (Western Digital), which are the world’s three largest disk drive manufacturers. In 2006, we added Samsung as a customer. With this addition, our customer base represents nearly all of the aluminum market customers for thin-film media.

Disks, such as the ones we manufacture, are the primary storage medium for digital data. Technology advances have greatly increased the storage capacity of individual disks, lowering the per gigabyte (GB) cost of storage. The lower cost of storage has facilitated the adoption of disk drives into a broad range of new applications, providing new areas of market growth for disks and disk drives. High-volume, high-growth applications for disk drives include personal computers (PC), notebook computers, high-end server (enterprise) storage systems, communications infrastructure, and consumer electronics appliances, which is currently the fastest growing market segment. We expect the increase in storage capacity used in existing and new applications to continue to generate increased demand for disk drives and higher demand for disks such as those we sell.

Komag was founded in 1983 and incorporated in Delaware in October 1986. Our principal executive offices are located at 1710 Automation Parkway, San Jose, California 95131, and our telephone number at that location is (408) 576-2000. Our Internet address is www.komag.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other SEC filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our common stock trades on the Nasdaq National Market under the symbol KOMG. The inclusion of our website address in this Report does not include or incorporate by reference into this Report any information on our website.

Industry Background

Demand for Disks

Increasing demand for digital data storage and low-cost, high-performance disk drives has resulted in increasing demand for disks. We believe there are a number of key factors driving this demand. These factors include:

•	increased demand for desktop and notebook PCs with high storage capacities driven by consumer multi-media, broadband, and wireless applications, increased business usage, and an increased number of computers in developing economies;

•	increased demand for enterprise storage driven by a broader deployment of applications, which require significant storage capacity, such as enterprise software, data warehousing, data recovery and data security operations; and

•	increased demand for new consumer electronic applications, which require significant digital data storage capability, including digital video and audio recorders, video game platforms, emerging high-definition television applications and global positioning systems.

Disk drives are the primary devices used for storing, managing and protecting the digital data associated with most of these applications.

Due to the significant challenges raised by the need to continually innovate and improve manufacturing and operational efficiencies, the disk drive industry has undergone significant consolidation. We believe that consolidation could continue in our industry as the technological challenges and associated levels of required investment grow, increasing the competitive necessity of large-scale operations.

Disk Market

Disks are enabling components in disk drives. The technical advances by disk suppliers, along with those of other component suppliers, have improved the performance and storage capacity of disk drives, and dramatically lowered the cost per GB stored. Disk suppliers help drive technology innovation in disk drives by increasing storage capacities per square inch of disk surface, referred to as areal density, and improving reliability. For example, today’s areal densities allow for up to approximately 188 GB of storage per 3 1/2-inch disk. We expect that current technologies, including perpendicular magnetic recording (PMR) which is discussed further below under Technology, will soon lead to increases in areal densities allowing over 200 GB of storage per 3 1/2-inch disk. We are currently in the development stages for developing advanced products with over 200 GB per platter storage capacity, utilizing PMR technology, which we currently expect to deliver to our customers beginning in 2007. Initial shipments of PMR media used in 3 1/2-inch applications began shipping in the industry during the second half of 2006.

There are significant barriers to entry to the disk market. To succeed, we believe disk suppliers must have strong relationships with the leading disk drive manufacturers, the engineering expertise to enable technology leadership, and the economies of scale to achieve efficient low-cost operations and meet customer timing and volume requirements.

We believe that as the disk drive industry has continued to grow and demand for new products has accelerated, leading disk drive makers have increasingly relied on independent disk suppliers for a broad range of products and to meet their growing disk requirements. We believe that only a few independent disk suppliers remain that have the established customer relationships, technology and scale to meet the requirements of large disk drive manufacturers.

Competitive Strengths

We are a leading independent supplier of disks and the only independent disk supplier headquartered in the United States (U.S.). We believe that our leadership position is attributable to our ability to simultaneously drive technological advances, collaborate with our customers and manufacture high-performance, low-cost products. Our major competitive strengths include the following:

•	Leading Independent Disk Supplier. We believe that we have developed a deep understanding of market needs in the disk drive market and offer a broad portfolio of advanced solutions to address those needs. Additionally, we believe the scale of our manufacturing and our technology development programs provide us with competitive advantages in maintaining and growing our market share.

•	Technology Leadership. We have been in the thin-film media business for over 23 years, during which time we have invested heavily in research and development. Our research, development and engineering team has 448 employees in the U.S. and Malaysia, and is focused on developing next-generation products and efficient manufacturing processes. As a recent example of our success in technology innovation, 36% of our 2006 fourth quarter shipments were 160 GB and greater disks, compared to less than 1% in the same period in 2005. Further, we believe we are the only independent disk supplier shipping greater than one million units of 3 1/2-inch PMR disks in the fourth quarter of 2006, which demonstrates our leadership in developing next-generation technologies, such as PMR, to allow us to stay at the forefront of technology development in the disk industry. We believe our research and development strategy allows us to design and manufacture high volumes of advanced disks for our customers.

•	Strong Relationships with Top-Tier Disk Drive Manufacturers. We believe that we have developed strong relationships with many of the leading disk drive manufacturers, including HGST, Seagate and Western Digital. Further, we added Samsung as a customer in 2006. Our San Jose, California headquarters and research and development operations are in close proximity to the design centers of many of the world’s largest disk drive manufacturers. Our ability to have our design teams work in such close proximity to our customers has, in part, facilitated the strong and collaborative customer relationships that we have established with these large disk drive manufacturers. We devote significant time working with our customers to produce disks that are highly specialized and customized for our customers’ particular technological requirements, and these close relationships provide added insight into our customers’ product and technology roadmaps.

•	Low-Cost Efficient Manufacturing Operations. We believe our manufacturing costs are among the lowest in our industry. Our manufacturing operations, all of which are located in Malaysia, are located in the same region as the manufacturing operations of many of the world’s largest disk drive manufacturers. We believe the location of our manufacturing operations, together with our experience in the industry and our economies of scale, provide us with timing and cost advantages in delivering consistently high-quality products to our customers in high volumes.

•	Broad Range of Disk Products to Address Large and Emerging Markets. We provide a broad range of disk products that are incorporated into disk drives for desktop, enterprise and consumer electronics applications. Our primary market focus has been 3 1/2-inch disks for the desktop and consumer electronic applications, which constitute the majority of the highest volume business of our largest customers. As our customers pursue applications and products in other growth areas, such as the enterprise server, mobile and small form factor consumer electronics storage markets, we believe that we are well positioned to meet their needs based on our ability to produce a wide range of products with varying areal densities and form factors. To meet customer demand and the growing market for 2 1/2-inch disk drives, we entered the 2 1/2-inch market with aluminum disks and are currently designing and sampling 2 1/2-inch glass disks for shipment in 2007.

Strategy

Our primary goal is to maintain our position as a leading independent provider of disks. The key elements of our strategy are as follows:

•	Maintain Technology Leadership. We intend to maintain and extend our technology leadership in the disk market by continuing to invest in leading-edge research and development. We intend to continue to focus our technology development efforts primarily on large and emerging market opportunities, such as high-density storage for PCs, enterprise storage systems, communications infrastructure and consumer electronics appliances. We currently manufacture disks at various capacity points from 80 GB to 188 GB for 3 1/2-inch disks, and expect to ship disks at 200 GB and greater in 2007. We are currently shipping disks using both longitudinal magnetic recording (LMR) and PMR technology. Additionally, we are pursuing new technologies, such as discrete track recording (DTR), in an effort to achieve technological advantages over our competitors.

•	Continue Improving Manufacturing Efficiency and Reducing Production Costs. We intend to continue to improve the efficiency and quality of our manufacturing operations in Malaysia where we believe we can achieve lower costs than other disk manufacturers. We believe that our advanced manufacturing operations allow us to accelerate delivery of high volumes of reasonably priced disks, which enable our customers to rapidly introduce new products. As a leading independent disk supplier, we believe our highly experienced operations personnel can continue to drive yield improvements and reduce costs faster than our competitors. We believe our strategy of improving our manufacturing efficiency while reducing costs contributes to our customers’ success and will help grow our market share.

•	Leverage Collaborative Relationships with Disk Drive Manufacturers. We believe that we have established strong relationships with our customers, enabling us to participate in establishing technological and design requirements for new products. We believe that close technical collaboration with our customers and their other component suppliers during the design of our customers’ new disk drives facilitates integration of our disks, improves our ability to achieve cost-effective, high-volume manufacturing rapidly, and enhances the likelihood that we will remain a significant supplier of disks for high-performance disk drive products.

•	Maintain a Strong Customer Base. Our principal customers include HGST, Seagate and Western Digital. In 2006, we added Samsung as a customer. We continue to target increased volumes with disk drive manufacturers and believe that our combination of high-performance products and competitive pricing will enable us to further diversify our products and customer mix. In combination with offering a broad product mix to address multiple storage markets, we believe this strategy will reduce our dependence on the success of any one customer or market.

•	Balance Capacity Growth with Customer Demand. Our strategy is to balance, in a cost-effective manner, our investments in new capacity with the expected growth in demand for our products. In 2005 and 2006, we expanded our facilities to increase our capacity. Our expansion plans were based on strategic supply agreements with several of our customers. As part of these agreements, we made certain commitments to increase capacity, and our customers have agreed to purchase certain amounts of disks. Additionally, our customers agreed to make certain prepayments for media to help mitigate the cash impact of the capital spending that was required for us to increase our capacity. We believe that these arrangements with our customers were the correct strategy to allow for prudent capacity increases to meet the continuing growing demand for disks, as disk drives further expand penetration into multiple growing consumer applications. Any future capacity expansion will be based on customer requirements and overall industry demand.

Technology

We believe that our technological strength allows us to maintain our position as a leading independent supplier to the thin-film media market. Our technological strength stems from the depth of our understanding of material science and the interplay between disks, heads, and other disk drive components. Our disk manufacturing expertise is evidenced by our history of delivering reliable products in high volume.

We manufacture and sell thin-film magnetic media for use in disk drives. These drives are used to record, store, retrieve and protect digital information. Inside a disk drive, the disk rotates typically at speeds of 7,200 rpm, and for high performance drives, at 15,000 rpm. The head scans across the disk as it spins, magnetically recording or reading information. The location on the disk where each bit of magnetic code is stored is extremely small and precisely placed. The tolerances of the disks and recording heads are extremely demanding and the interaction between these components is one of the most critical design aspects in an advanced disk drive.

Our key technological components and challenges are as follows:

•	Transition from LMR Media to PMR Media. The hard disk drive industry is currently in the process of converting from a longitudinal magnetic recording (LMR) system to a perpendicular magnetic recording (PMR) system. This change allows transition to higher areal densities, which translates to higher recording capacity per platter. This change in technology is one of the most significant ones to take place in the industry in many years. The processes and materials used for making PMR media are significantly different compared to those used for making LMR media. For example, the manufacture of PMR products requires the use of increased quantities of ruthenium. Ruthenium has recently become increasingly more expensive and at times difficult to acquire. We are currently making this transition. Our PMR volume production and sales began in the fourth quarter of 2006. Completion of our transition to PMR products is expected by the end of 2008.

•	Density of Disk Storage. The primary factors governing the density of storage achievable on a disk’s surface are:

•	the minimum distance at which read/write heads can reliably pass over the surface of the disk to detect a change in magnetic polarity when reading from the disk, which is called flying height now typically measured in nanometers (one nanometer equals one billionth of a meter).

•	the strength of the magnetic field required to change the polarity of a bit of data on the magnetic layer of a disk when writing, which is called coercivity; and

•	the ability of the head to discriminate a signal from background media noise, which is called the signal-to-noise ratio (SNR).

As flying height is reduced, the head can read and write smaller bits. The higher the coercivity of the media is, the smaller the width of the bit that can be stored. SNR is determined by the choice of magnetic materials and the method for depositing those materials on the disk’s surface, as well as the recording head used.

Our plating, polishing and texturing processes produce a uniform disk surface that is smooth at an atomic level. This smoothness permits the read/write heads to fly over the disk surface at a distance of 5-6 nanometers. Disks must be made in a clean environment to limit surface defects. Even a small number of defects, a fraction of a micro-meter in diameter, could cause the recording head-disk interface to fail. The magnetic alloys deposited on the surfaces of our disks have high coercivity, low noise, and other desirable magnetic characteristics.

Finally, a protective layer of diamond-hard carbon and a layer of lubricant, each of which is controlled to a tolerance of a few tenths of a nanometer, are applied to the disk surface to prevent wear. The continued improvement in these and other factors has resulted in rapid advancement in the amount of data a disk is capable of storing.

•	Aluminum Substrates. In order to manufacture the best possible disks and achieve the high yields we desire, we require superb substrates. The substrate is constructed out of an aluminum base which is then plated with electroless nickel phosphorus (NiP) coating. The NiP coating is then highly-polished to sub-nano-meter smoothness. We believe that our polished substrates, in conjunction with our automatic optical inspection systems, provide us with the highest quality aluminum based substrates available in the market. We are the largest producer of NiP coated and polished aluminum substrates in the world.

•	Glass Substrates. Another type of substrate used for hard disks is based on glass. Typically the glass substrates are used for hard disk drives in mobile applications, including notebook computers, high-capacity

IPods® and other high-capacity mp-3 players, digital cameras and other mobile devices. Recently, we have decided to introduce glass based PMR media for notebook and consumer applications in 2007. Although we do not intend to make our own glass substrates, it is expected that there will be sufficient volume of glass substrates available to be purchased for our requirements. If market acceptance of the product is good, we are prepared to develop and manufacture larger volumes of glass based media in the future.

•	Sputter Process. We have developed our cleaning, sputter (film deposition), lubrication, final test, and packaging technology to achieve not only high performance but at low cost for the materials and operating supplies needed to make our disks. Our multi-layer sputter process, with nanometer-thin structures, provides magnetic stability, mechanical durability, and corrosion resistance, which we believe are at the forefront of our industry. To improve durability and corrosion resistance, we have developed and qualified advanced diamond-like carbon films specifically for each of our sputter tools.

Research, Development and Engineering

Our research, development and engineering efforts focus on emphasizing key technology advancements in disk functionality, reliability, quality and manufacturing efficiency. We believe that improving yields and reducing costs are critical to improving our overall operating results. We also focus on emerging media storage technologies aimed at disk designs that we expect to be needed several years from now.

We often partner with our customers and other disk drive component makers in areas of technology development such as magnetic recording heads. The 3 1/2-inch diameter PMR disk which we began producing in the fourth quarter of 2006 has an areal density of approximately 188 GB per disk capacity. We expect that the following generation of 3 1/2-inch PMR media will become available in 2007 and will have capacity of 200 GB and greater per disk. Although the processes and materials used for making PMR media are significantly different compared to those used for making LMR media, we expect that our PMR disks will be produced using our current production equipment, which suggests a limited need to replace such equipment to keep pace with PMR technology improvement during the next few years.

As of December 31, 2006, our worldwide research, development, and engineering program employed 448 people.

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

Our customers include Hitachi Global Storage Technologies (HGST), Seagate Technology (Seagate) and Western Digital Corporation (Western Digital), which are the world’s three largest disk drive manufacturers. In 2006, we added Samsung as a customer.

Our products offer a range of coercivities, glide height capabilities and other parameters to meet specific customer requirements. Finished disk sales of 3 1/2-inch (95mm) 80 GB to 160 GB and above disks for desktop and high capacity consumer applications, together represented 98.7% of our fourth quarter of 2006 unit shipment volume. Our remaining shipments in the fourth quarter of 2006 were smaller form factor disks for enterprise storage applications.

We manufacture aluminum substrates primarily for our own use in producing finished disks. By doing so, we reduce our dependence on third-party suppliers of substrates. We also sell some substrates to customers and other third parties By selling our substrates to third parties, we better-utilize our factories, reduce our overall cost per disk, and enhance customer relationships with disk drive manufacturers.

For the year ended December 31, 2006, our significant customers, HGST, Seagate and Western Digital, together accounted for approximately 96% of our net sales (Seagate acquired Maxtor in May of 2006 and therefore we have reflected sales to Maxtor in the Seagate numbers for all of 2006).

Competition

The market for our products is highly competitive, with manufacturers competing for a limited number of major customers. We expect competition to continue in the future. Competitors in the thin-film media industry fall mainly into two groups: Asian-based independent disk manufacturers and captive disk manufacturers. Our major Asian-based independent competitors include Fuji Electric, Hoya, and Showa Denko. The captive disk manufacturers that produce thin-film media internally for their own use include HGST and Seagate. Many of these competitors have greater financial resources, greater technical and manufacturing resources, and more extensive name recognition. We are the only U.S.-headquartered independent disk manufacturer.

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

Manufacturing

We believe that our manufacturing expertise in thin-film media is evidenced by our history of delivering reliable state of the art products in high volumes. We have four manufacturing facilities located in Penang, Sarawak, and Johor, Malaysia. These facilities have approximately 1,303,000 square feet, a large portion of which contains Class 100 or better clean room environments. These facilities currently have a production capacity of approximately 41 million finished disks a quarter. From time to time we may increase our capacity, depending on our customer requirements. Our strategy is to balance, in a cost-effective manner, our investments in new capacity with the expected growth in demand for our products.

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

While maintaining a low cost, high volume cost structure, it is imperative that our customers receive the best in class service and performance from our products. To this end, our factory teams are in continuous contact with each of our customers receiving daily and weekly yield and quality data from their production lines. This real time feedback allows us to help our customers achieve the best yields and quality from Komag products.

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

Employees

As of December 31, 2006, on a worldwide basis, we had 8,441 employees. Of the total, 7,960 were full-time employees and 481 were employed on a temporary basis, 7,750 were employed in manufacturing, 448 were employed in research, development, and engineering, and 243 were employed in sales, administrative, and management positions, and 8,015 were employed in Malaysia and 426 were employed in the U.S.

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

If we are unable to perform successfully in the highly competitive and increasingly concentrated disk industry, we may not be able to maintain or gain additional market share and our business and operating results would be harmed.

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

Our products primarily serve the 3 1/2-inch disk drive market where product performance, consistent quality, price, and availability are important competitive factors. The continuing need for high-capacity disk drives requires disks with higher storage capacity. Higher storage capacity on the surface of a disk is achieved by increasing its areal density. Areal density continues to increase rapidly, requiring significant improvements in every aspect of disk design. These advances require substantial on-going process and technology development. New process technologies, such as perpendicular magnetic recording media (PMR), must support cost-effective, high-volume production of disks that meet these ever-advancing customer requirements for enhanced magnetic recording performance. We may not be able to develop and implement these technologies in a timely manner in order to compete effectively against our competitors’ products or entirely new data storage technologies. In addition, we must transfer our technology from our US-based research and development center to our Malaysian manufacturing operations. If we cannot effectively develop and implement adequate process technologies or do not successfully transfer our technologies to our Malaysian operations, or if technologies that we choose not to develop prove to be viable competitive alternatives, we would not be able to compete effectively. As a result, we would lose market share and face increased price competition from other manufacturers, and our operating results could suffer.

If we fail to effectively implement our perpendicular magnetic recording media (PMR) product transition plans, our operating results will suffer.

We have begun a significant product transition program from longitudal magnetic recording (LMR) to advanced perpendicular magnetic recording media (PMR) products. This is an important and substantial product undertaking for us, and presents many operational challenges. For example, for both internal and external reasons, we may not be able to complete our PMR product transition plans quickly enough in order for us to compete effectively against our competitors. Internally, we may be unable to increase production of PMR products in a timely manner. Externally, we may face shortages or unexpected price increases in critical supplies, such as the precious metals necessary for the manufacture of our PMR products. In addition, our product transition plans will require us to dedicate significant financial and management resources, and if we fail to effectively manage and utilize these resources, we would not be able to compete effectively. If any of the risks occur and we are not able to effectively implement our product transition plans, our operating results will suffer.

If we are unable to minimize the use of precious metals in our products and the price and scarcity of these precious metals continue to increase, our ability to transition to PMR products could be delayed or eliminated.

The manufacture of our PMR products currently requires the use of precious metals, such as platinum and ruthenium. These precious metals, particularly ruthenium, recently have experienced a significant increase in price and, at times, have become difficult to acquire. If we are unable to replace or minimize the use of ruthenium in our PMR products and cannot obtain sufficient quantities of ruthenium at commercially reasonable prices, as an initial matter, our ability to transition over to the manufacture of our PMR products may be slowed. If shortages in ruthenium supplies continue and the price of ruthenium continues to rise, we could experience the following adverse effects:

•	our PMR products could become more expensive and therefore less competitive than alternative or existing technologies regardless of technological superiority; or

•	our PMR products could simply become unsustainably expensive to manufacture, which would require us to abandon the development of PMR products and cause us to sell more LMR products.

Because we depend on a limited number of suppliers, if our suppliers experience capacity constraints or production failures, our production, operating results and growth potential could be harmed.

We rely on a limited number of qualified suppliers for some of the materials and equipment used in our manufacturing processes, including aluminum blanks, aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. For example, Kobe Steel, Ltd. is our primary supplier of aluminum substrate blanks, which is a fundamental component in producing our disks. We also rely on Heraeus Incorporated and Williams Advanced Materials, Incorporated for a substantial quantity of our sputtering target requirements, and on OMG Fidelity, Inc. for supplies of nickel plating solutions. As a result of increased worldwide demand, the supply of sputtering target materials, such as ruthenium, has been constrained recently, resulting in longer lead times and limited product allocations from certain target suppliers. The increasing demand for many of these materials provides our sole-source suppliers with additional bargaining power. Further, the production cycle for certain sputter target supplies has increased, requiring us to increase inventories of precious metals decreasing our operating cash flow. We have also entered into volume purchase commitments for precious metals. If we have not accurately forecasted our requirements for these precious metals, we may have excess or insufficient supplies. If we have excess supplies of precious metals we may not be able to sell the excess in a timely manner or without incurring a loss. If we have insufficient supplies of precious metals we may be required to slow our transition plans to PMR. If one or more of these materials were to become unavailable or available in reduced quantities and we were not able to find an alternative supplier for that material, in addition to the risks delineated above with respect to ruthenium in particular, we could experience the following adverse effects to our business in general:

•	our production capacity could be reduced if we lack the supplies necessary to manufacture the number of products for which we have sales orders, which could cause us to breach agreements with our customers, make price concessions or otherwise cause a reduction in our revenues;

•	we might have to modify our products, which could both delay shipment of those products and cause those modified products to be more expensive to manufacture resulting is a lower rate of return on those products;

•	even if we were able to obtain alternative supplies, those supplies could be more expensive, thereby causing our costs of production to increase;

•	if we are not able to pass these price increases along to our customers, our operating margins would decline; and

•	we might be delayed in shipping products or unable to ship products at all, which could cause existing and potential customers to make purchases from our competitors, thus causing our revenues and margins to decline.

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

We sell our products to a limited number of customers. Our customers are disk drive manufacturers. Because of our small customer base, the loss of any one significant customer would materially and adversely affect our business and sales. In addition, if our current customers do not continue to place orders with us or if we are unable to obtain orders from new customers, our business and sales will likewise suffer. A relatively small number of disk drive manufacturers dominate the disk drive market. We expect that the success of our business will continue to depend on a limited number of customers. In 2006, 37% of our total net sales were to Western Digital, 36% were to Seagate and 23% were to HGST. In 2005, 24% of our net sales were to Western Digital, 16% were to Seagate, 21% were to HGST and 32% were to Maxtor. In May 2006, Seagate acquired Maxtor, making the combined Seagate company the largest disk drive manufacturer in the industry. We have reflected sales to Maxtor in the Seagate numbers for all of 2006. If any one of our significant customers reduces its disk requirements, cancels existing orders, develops or expands capacity to produce its own disks, or requires us to reduce our prices before we are able to reduce costs, and we are unable to replace these orders with sales to new customers, our sales would be reduced and our business, financial condition, and operating results would suffer. Our ability to maintain strong relationships with our significant customers is essential to our future performance.

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

Our agreements with each of our major customers require us to meet certain production volumes and to provide certain credits on future disk sales, and if we fail to successfully perform under these agreements, we may incur substantial costs and expenses, and our business and financial condition could be materially and adversely affected.

We have entered into strategic supply agreements, including certain amendments to these agreements, with each of our major customers that require us to meet certain production volume goals. In addition, under the terms of these supply agreements, our customers are required to pay certain advances to us covering future purchases of media from us. The customer advances, which totaled $127.2 million as of December 31, 2006, are to be repaid to our customers via a credit of a specified dollar amount per disk on future sales. Pursuant to these agreements, monies have been advanced to us to help fund the expansion of our capacity, and if we fail to meet the agreed upon volume goals, due to our inability to meet product specifications or timetables required by our customers for delivery, we may need to refund some of our customer advances. In addition, the agreements generally provide for repayment of the advances at the end of the term of the agreement if the advances are not fully paid by credits applied to purchases. The terms of the current arrangements expire on various dates through December 2009. Our inability to successfully and competently perform our obligations under our agreements may cause us to incur substantial costs and expenses, and would have a material adverse effect on our business and financial condition.

Our failure to timely and efficiently transition our enterprise resource planning software from the system we currently use to a new system, could adversely affect our business and financial results.

We use enterprise resource planning software in the operation of our business and maintenance of business and financial data related to our daily operations. We are in the process of transitioning to new resource planning software during 2007. We may experience unexpected difficulties in transitioning to the new software, including difficulties related to the failure or inefficient operation of the new software. Such difficulties or failures could result in our inability to access business and financial information stored on the system or the loss of such information. Any inability to access, or loss of, such information as a result of the transition or otherwise could affect our daily operations, including our ability to ship products and invoice our customers, which could have a significant adverse impact on our business and financial results.

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

Our business is characterized by high fixed overhead costs, including expensive plant facilities and production equipment. Our per-unit costs and our gross profit are significantly affected by the number of units we produce and the amount of our production capacity that we utilize. We have significantly increased the production capacity of our manufacturing operations in Malaysia in 2006. We have in the past, and may in the future, experience periods of underutilized capacity. For example, in the third quarter of 2004, we completed the installation of additional equipment, which increased our production capacity from approximately 20 million disks a quarter to approximately 24 million disks a quarter. Our finished disk shipments were below this capacity level in the third quarter and fourth quarter of 2004. If our capacity utilization decreases for any reason, including lack of customer demand or cancellation or delay of customer orders, we could experience significantly higher unit production costs, lower margins, and potentially significant losses. Underutilization of our production capacity could also result in asset impairment charges, restructuring charges, and employee layoffs. If our production capacity is underutilized for any reason, our financial results and our business would be severely harmed.

Internal disk operations of disk drive manufacturers may adversely affect our ability to sell our disk products.

Disk drive manufacturers such as HGST and Seagate have large internal thin-film media manufacturing operations, and are able to produce a substantial percentage of their disk requirements. We have strategic supply agreements with both of these customers. However, we also compete directly with these customers’ internal operations, and compete indirectly when we sell our disks to customers who must compete with vertically-integrated disk drive manufacturers. Vertically-integrated companies have the opportunity to keep their disk-making operations fully utilized, thus lowering their costs of production. This cost advantage contributes to the pressure on us and other independent disk manufacturers to sell disks at lower prices and can severely affect our profitability. Vertically-integrated companies are also able to achieve a large manufacturing scale that supports the development resources necessary to advance technology rapidly. Both Seagate and HGST are adding internal thin film media manufacturing capacity to support the growing demand for disks drives. We may not have sufficient resources or manufacturing scale to be able to compete effectively with these companies as to production costs or technology development, which would negatively impact our net sales and market share.

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

Additionally, because a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit), we are particularly sensitive to any change in the foreign currency exchange rate for the ringgit. For approximately seven years, the exchange rate between the ringgit and the US dollar was pegged at 3.8 ringgits to one US dollar by the Malaysian government. In July 2005, Malaysia removed its currency peg to the US dollar in favor of a managed float system. The change in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. In 2006, our spending on payroll, manufacturing, and operating expenses, and raw materials and capital purchases that were denominated in ringgit was approximately $327.5 million. Additionally, in 2006, we paid approximately $120.3 million US dollars to a Malaysian supplier for raw materials purchases, based on a cost plus a percentage arrangement. This Malaysian supplier incurs certain costs that are denominated in ringgit; therefore, any change in the valuation of the ringgit could materially impact the cost per unit we pay for such raw materials. Furthermore, our ability to transfer funds from our Malaysian operations to the US is subject to Malaysian rules and regulations.

There are a number of other risks associated with conducting business outside of the US. Our Malaysian operations account for substantially all of our net sales. Our sales are primarily made to Asian customers, including the foreign subsidiaries of domestic disk drive companies. Accordingly, our operating results are subject to the risks inherent with international operations, including, but not limited to:

•	compliance with changing legal and regulatory requirements of foreign jurisdictions;

•	fluctuations in tariffs or other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	political, social, and economic instability;

•	increased exposure to threats and acts of terrorism;

•	exposure to taxes in multiple jurisdictions;

•	exposure to fluctuations in the value of currency;

•	local infrastructure problems or failures including but not limited to loss of power and water supply; and

•	transportation delays and interruptions.

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

Our finished disks are manufactured primarily from aluminum substrates, which are the primary substrate used in desktop PC, enterprise applications, and high-capacity consumer applications. Some disk manufacturers emphasize the use of glass as a basis for the manufacture of their disks to primarily serve the mobile PC market and certain other mobile consumer applications. These applications are expected to achieve significant growth in the near future. Although we are currently developing glass-based products for shipment in 2007, there is no guarantee that our production efforts will be successful. To the extent glass-based applications were to achieve significant growth in the market place, we may lose market share if we were unable to move rapidly and effectively to produce glass-based disks to address the demand.

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

Our operating results historically have fluctuated significantly on both a quarterly and annual basis. We believe that our future operating results will continue to be subject to quarterly variations based on a wide variety of factors, including:

•	timing of significant orders, or order cancellations;

•	changes in our product mix and average selling prices;

•	modified, adjusted, or rescheduled shipments;

•	actions by our competitors, including announcements of new products or technological innovations;

•	availability of disks versus demand for disks;

•	the cyclical nature of the disk drive industry;

•	our ability to develop and implement new and efficient manufacturing process technologies;

•	increases in our production and engineering costs associated with initial design and production of new product programs;

•	availability and price of key materials;

•	our ability to execute future product development and production ramps effectively;

•	fluctuations in exchange rates, particularly between the US dollar and the Malaysian ringgit;

•	the ability of our process equipment to meet more stringent future product requirements;

•	our ability to introduce new products that achieve cost-effective high-volume production in a timely manner, timing of product announcements, and market acceptance of new products;

•	the availability of our production capacity, and the extent to which we can use that capacity;

•	changes in our manufacturing efficiencies, in particular product yields and input costs for direct materials, operating supplies and other running costs;

•	prolonged disruptions of operations at any of our facilities for any reason;

•	changes in the cost of or limitations on availability of labor;

•	structural changes within the disk industry, including combinations, failures, and joint venture arrangements; and

•	changes in tax regulations in foreign jurisdictions that could potentially reduce our tax incentives in areas such as Malaysian capital allowances, tax holidays, and exemptions on withholding tax on royalty payments made by our Malaysian operations to our subsidiary in the Netherlands.

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

From time to time, we may have to defend against lawsuits in connection with the operation of our business.

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

Our US facilities are located in San Jose, California. In addition, Kobe Steel, Ltd. and other Japanese suppliers of our key manufacturing supplies and sputtering machines are located in areas with seismic activity. Our Malaysian operations have been subject to temporary production interruptions due to localized flooding, disruptions in the delivery of electrical power, and, on one occasion in 1997, by smoke generated by large, widespread fires in Indonesia. If any natural or man-made disasters do occur, operations could be disrupted for prolonged periods, and our business would suffer.

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

Further, our board members, Chief Executive Officer and Chief Financial Officer face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business.

In the future, we may need additional capital, which may not be available on favorable terms, or at all.

Our business is capital-intensive and we may need more capital in the future. Our future capital requirements will depend on many factors, including:

•	the rate of our sales growth;

•	the level of our profits or losses;

•	the timing and extent of our spending to increase inventories to support our transition to PMR products, support facilities upgrades and product development efforts;

•	the timing and size of business or technology acquisitions;

•	the timing of introductions of new products and enhancements to our existing products; and

•	the length of product life cycles.

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

We may not have direct access to the assets of our subsidiaries unless these assets are transferred by dividend or otherwise to us. The ability of our subsidiaries to pay dividends or otherwise transfer assets to us could be subject to various restrictions in the future.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table summarizes the location, description, current status and size of our facilities:

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

No matters were submitted to our stockholders during our fourth quarter of 2006.

Our Executive Officers

The following table sets forth the name, age, and other information regarding our executive officers as of February 1, 2007. No family relationship exists between any of our directors and executive officers.

Timothy D. Harris	51	Chief Executive Officer
Ray L. Martin	63	Executive Vice President, Customer Sales and Service
Peter S. Norris	55	Executive Vice President, Strategic Business Development
Tsutomu T. Yamashita	52	Executive Vice President, Chief Technical Officer
Kathleen A. Bayless	50	Senior Vice President, Chief Financial Officer, and Secretary
William G. Hammack	57	Senior Vice President, Human Resources
Edward J. Casey	52	Vice President, Chief Operating Officer
Paul G. Judy	44	Vice President, Corporate Controller, and Chief Accounting Officer

Mr. Harris joined our company in October 2005 as Executive Vice President, Chief Operating Officer. He was appointed Chief Executive Officer in 2006. Before joining our company, he worked at iolon, Inc. where he served as Vice President of Operations from 2000 to 2004 and Chief Operating Officer from 2004 to 2005. From 1990 to 2000, Mr. Harris served in various management and executive positions at Seagate Technology, including Senior Vice President of Worldwide Technology Operations, and Vice President/Managing Director of Malaysian Head Operations. Before joining Seagate Mr. Harris held manufacturing and management positions at Conner Peripherals, Domain Technology, and Memorex. Mr. Harris holds a Master of Business Administration degree from Santa Clara University and a B.A. degree from the University of California, Santa Cruz.

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

Mr. Norris joined our company in October 2000, as Executive Vice President, Strategic Business Development, after the merger with HMT Technology Corporation (HMT). He joined HMT in 1995 as Vice President, Finance, Chief Financial Officer and Treasurer and became its Executive Vice President, Finance, Chief Financial Officer and Treasurer in 1999. From 1975 to 1995, Mr. Norris worked for General Instrument Corporation. Mr. Norris holds a B.A. degree in Economics from Upsala College.

Mr. Yamashita joined our company in 1984 as an engineer, and became Vice President, Research and Development in 1995. Mr. Yamashita then became Vice President, Process Development and became Senior Vice President in 2005. In 2006, Mr. Yamashita was promoted to Executive Vice President, Chief Technical Officer. Mr. Yamashita holds a B.S. degree in Chemistry and a M.S. degree in Materials Science from Stanford University.

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

Mr. Casey joined our company in October 2000 as Director of New Technologies, after our merger with HMT. Mr. Casey was promoted to Executive Director of New Technologies in 2005. Prior to his role at the company, Mr. Casey held various manufacturing and operations management positions for HMT, StorMedia, Nashua Computer Products and Lin Data Corporation.

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

Our common stock is traded on the Nasdaq National Market under the symbol “KOMG”. The following table sets forth, for the periods indicated, the high and low closing sale price per share for our common stock, as reported by the Nasdaq National Market.

	High	Low

2005
First Quarter	$23.33	$17.33
Second Quarter	32.30	19.96
Third Quarter	39.95	28.33
Fourth Quarter	37.62	24.93
2006
First Quarter	53.48	34.73
Second Quarter	48.83	40.35
Third Quarter	47.54	30.83
Fourth Quarter	40.72	32.47

As of February 1, 2007, 31,158,189 shares of our common stock were outstanding. These shares were held by 47 holders of record.

Dividend Policy

We have never declared cash dividends on our common stock. We presently intend to retain all cash to repay our debt and operate and expand our business, and do not anticipate paying any cash dividends in the near future.

Recent Sales of Unregistered Securities

The following table provides information about the repurchase of our common stock during the fourth quarter ended December 31, 2006:

Total
Number of
			Shares	Maximum Number
			Purchased	(or Approximate
			as Part of	Dollar Value)
	Total	Average	Publicly	of Shares
	Number of	Price	Announced	that May Yet be
	Shares	Paid per	Plans or	Purchased Under the
Period	Purchased(1)	Share	Programs	Plans or Programs

October 2 to October 29	29,099	$32.49	—	—
October 30 to November 26	512	$37.49	—	—
November 27 to December 31	—	—	—	—

Total	29,611	$32.57	—	—

(1)	Shares purchased from certain of our officers and employees pursuant to net share settlement transactions upon the vesting of shares of restricted common stock held by such officers and employees.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12, of this Report on Form 10-K for information on securities authorized for issuance under our equity compensation plans, which is incorporated herein by reference. In addition, see Note 11 of our Notes to Consolidated Financial Statements, which is included in Part II, Item 8 of this Report on Form 10-K, for further information on our equity compensation plans.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the Nasdaq Computer Manufacturers Index. Komag reorganized on June 30, 2002. As a result, stock prices, financial statements, as well as the related earnings per share calculations for the periods ended prior to June 30, 2002, are not comparable to the stock prices, financial statements and earnings per share calculations for periods ended after June 30, 2002. After our reorganization, the first date that our common stock began trading was on July 19, 2002, which date is therefore reflected as the measurement point in the performance graph below.

The performance graph below does not cover the period from December 31, 2001 until July 18, 2002, since such period preceded the date that our common stock first began trading after our reorganization. Prior to our reorganization, an investment of $100 in our common stock on December 28, 2001 would have shown no return as of the date of and following our reorganization.

With respect to the period from July 19, 2002 until December 31, 2006, the graph assumes that $100 was invested in our common stock on July 19, 2002 and in the Nasdaq Composite Index and the Nasdaq Computer Manufacturers Index, including reinvestment of dividends (although dividends have not been declared on our common stock). Historic stock price performance is not necessarily indicative of future stock price performance.

Comparison of the last five years Cumulative Total Return of Komag, Incorporated,
The Nasdaq Stock Market (US Companies) Index, and the Nasdaq
Computer Manufacturers Index

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

	Successor Company					Predecessor Company
					Six Months	Six Months
	Fiscal Year Ended				Ended	Ended
	Decmber 31,	January 1,	January 2,	December 28,	December 29,	June 30,
Consolidated Statements of Operations Data	2006	2006	2005	2003	2002	2002
					(1)	(2)(3)(4)(5)(6)
Net sales	$937,676	$685,946	$458,377	$438,292	$174,749	$111,955
Gross profit	247,682	188,733	112,117	107,422	31,740	1,558
Restructuring/impairment charges	—	—	—	—	34,763	4,318
Operating income (loss)	149,452	117,932	54,382	49,419	(36,380)	(27,674)
Interest expense	1,764	1,765	3,176	13,153	6,553	—
Other income (expense), net	(426)	(415)	(151)	250	2,150	397,009
Reorganization costs, net	—	—	—	—	—	6,511
Income (loss) before cumulative effect of change in accounting principle	157,533	115,637	51,355	36,040	(41,919)	359,924
Cumulative effect of change in accounting principle	—	—	—	—	—	(47,509)
Net income (loss)	$157,533	$115,637	$51,355	$36,040	$(41,919)	$312,415
Basic net income (loss) per share	$5.27	$3.99	$1.88	$1.53	$(1.84)	—
Diluted net income (loss) per share	$4.75	$3.55	$1.71	$1.47	$(1.84)	—

	Successor Company
	As of
	December 31,	January 1,	January 2,	December 28,	December 29,
Consolidated Balance Sheet Data	2006	2006	2005	2003	2002
Property, plant, and equipment, net, and land and buildings held for sale	$542,585	$351,046	$205,642	$184,536	$221,014
Total assets	977,687	731,451	431,095	347,807	317,200
Current portion of long-term debt	—	—	—	20,247	10,229
Long-term debt, less current portion	80,500	80,500	80,500	95,801	129,923
Stockholders’ equity	$602,026	$419,005	$287,626	$166,588	$127,960

(1)	Results of operations for the six months ended December 29, 2002 included a $33.9 million impairment charge related to the write-off of all remaining goodwill, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).

(2)	Results of operations for the six months ended June 30, 2002 included other income of $379.0 million associated with the extinguishment of liabilities subject to compromise as of June 30, 2002, and other income of $17.3 million to revalue the Company’s assets and liabilities at June 30, 2002 to fair value as prescribed by fresh-start reporting under Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

(3)	Results of operations for the six months ended June 30, 2002, included a $4.3 million restructuring/impairment charge in connection with the shutdown of the Company’s research and development facility in Santa Rosa, California.

(4)	Results of operations for the six months ended June 30, 2002, included a $47.5 million transitional impairment loss under SFAS No. 142. The loss was recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations.

(5)	In accordance with SOP 90-7, we did not record interest expense on our outstanding debt during the chapter 11 proceedings from August 24, 2001, through June 30, 2002.

(6)	Earnings per share of the Predecessor Company are not presented, as the amounts are not meaningful.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the accompanying notes included in Item 8, Consolidated Financial Statements and Supplementary Data of this Report on Form 10-K.

The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business, including but not limited to: our belief that we are a leading independent supplier of disks; our belief that we have developed a deep understanding of market needs in the disk drive market; our belief that our manufacturing and technology development programs provide us with competitive advantages in maintaining and growing our market share; our belief that we will effectively implement our PMR product transition plans; our belief that we have developed strong relationships with many of the leading disk drive manufacturers; our belief that our manufacturing operations, together with our experience in the industry and our economies of scale, provide us with timing and cost advantages in delivering consistently high-quality products to our customers in high volumes; our plan to continue to generate cash from our operations in 2007; our belief that we will continue to investigate areas where we can expand our presence in the disk market; our expectation that we will continue to generate cash from operations; our expectation that we may increase our capacity, depending upon customer requirements and overall industry demand, and fund any necessary capital spending for such capacity expansions from cash generated from operations; and our belief that the estimates and judgments made regarding future events in connection with the preparation of our financial statements are reasonable. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” and similar expressions. In addition, forward-looking statements include, but are not limited to, statements about our beliefs, estimates, or plans about our ability to maintain low manufacturing and operating costs and costs per unit, our ability to estimate revenues, shipping volumes, pricing pressures, returns, reserves, demand for our disks, selling, general, and administrative expenses, taxes, research, development, and engineering expenses, spending on property, plant, and equipment, expected sales of disks and the market for disk drives generally and certain customers specifically, and our beliefs regarding our liquidity needs.

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

Our business is capital-intensive and is characterized by high fixed costs, making it imperative that we sell disks in high volume. Our contribution margin per disk sold varies with changes in selling price, input material costs and production yield. We are currently transitioning our product mix from LMR to PMR products. PMR products require increased quantities of precious metals such as platinum and ruthenium, which have experienced recent cost increases. Further, the production cycle for certain sputter target supplies has increased, requiring us to increase inventories of precious metals, decreasing our operating cash flow. As demand for our disks increases, our total contribution margin increases, improving our financial results because we do not have to increase our fixed cost structure in proportion to increases in demand and resultant capacity utilization. Conversely, our financial results deteriorate rapidly when the disk market worsens and our production volume decreases or when our costs increase unexpectedly.

To address increasing demand, we expanded our media capacity in 2004, 2005 and 2006. We installed additional equipment at our media manufacturing facilities to expand our media capacity from approximately 20 million a quarter in 2003 to approximately 41 million a quarter at the end of 2006. To help balance media capacity, we expanded our substrate capacity in the first quarter of 2004 by purchasing a Malaysian substrate facility from Trace Storage Technology (Trace), and have subsequently expanded production capacity at that facility.

As a result of continuing strong customer demand, we entered into supply agreements in 2005 with three of our major customers and one in 2006 with another major customer. We expanded our capacity to approximately 41 million units a quarter by the end of 2006 to support the volume commitments in these strategic customer agreements.

Our 2006, 2005, and 2004 fiscal years included 52 weeks, 52 weeks, and 53 weeks, respectively.

The following discussions compare the results of operations for the fiscal year ended December 31, 2006, to the results of operations for the fiscal year ended January 1, 2006, and compare the results of operations for the fiscal year ended January 1, 2006, to the results of operations for the fiscal year ended January 2, 2005. To facilitate an understanding of these discussions, we have provided the following table.

The table (in thousands) reflects our results of operations for the 2006, 2005, and 2004 fiscal years, and also reflects statement of operations components as a percentage of net sales.

	Year Ended
	December 31, 2006		January 1, 2006		January 2, 2005

Net sales	$937,676	100.0%	$685,946	100.0%	$458,377	100.0%
Cost of sales	689,994	73.6%	497,213	72.5%	346,260	75.5%

Gross profit	247,682	26.4%	188,733	27.5%	112,117	24.5%
Research, development, and engineering expense	64,185	6.7%	48,873	7.1%	40,783	9.0%
Selling, general, and administrative expense	34,409	3.7%	23,622	3.4%	17,980	3.9%
Gain on disposal of assets	(364)	(0.0)%	(1,694)	(0.2)%	(1,028)	(0.2)%
Interest income	7,007	0.7%	5,327	0.8%	1,371	0.3%
Interest expense	(1,764)	(0.2)%	(1,765)	(0.3)%	(3,176)	(0.7)%
Other expense, net	(426)	0.0%	(415)	(0.1)%	(151)	0.0%
Provision for (benefit from) income taxes	(3,264)	(0.3)%	5,442	0.8%	1,071	0.2%

Net income	$157,533	16.8%	$115,637	16.8%	$51,355	11.2%

Fiscal Year 2006 versus Fiscal Year 2005

Net Sales

Consolidated net sales in 2006 were $937.7 million, a 36.7% increase compared to $685.9 million in 2005. Our finished unit sales volume increased to 148.6 million units in 2006 from 107.0 million units in 2005. The increase in consolidated net sales primarily reflected the increase in our sales volume. Our average selling price in 2006 was slightly higher compared to 2005.

Other disk sales, which generally include single-sided disks, aluminum substrate disks, plated disks, textured disks, and polished disks, were $100.0 million in 2006, compared to $86.5 million in 2005. The increase reflected higher sales of polished disks and plated disks, offset partially by lower sales of single sided disks, aluminum substrates and textured disks. The increase in other disk sales was related to higher customer demand. Disk substrate sales vary from period to period based on customer requirements.

Finished disk shipments for desktop and consumer applications together represented 96.2% of our unit shipment volume in 2006 compared to 93.4% in 2005. The remaining finished disk shipments were disks for enterprise drives. Sales of 160 GB and greater per platter disks in 2006 increased to 25.0% of net sales, compared to 0.1% in 2005. The increase reflected customer migration to higher storage densities.

In 2006, sales to Western Digital, Seagate and HGST accounted for 37%, 36% and 23%, respectively, of our revenue . During the second quarter of 2006, Seagate acquired Maxtor. Sales to Seagate for all of 2006 include sales to Maxtor. In 2005, sales to Western Digital, Seagate, HGST and Maxtor accounted for 24%, 16%, 22% and 32%, respectively, of our revenue. Our sales are concentrated among a few customers. We expect to continue to derive a substantial portion of our sales from these customers and from a small number of other customers. We entered into supply agreements, including certain amendments to these agreements, with Western Digital, Maxtor and Seagate in 2005, and with HGST in the first quarter of 2006. The supply agreement with Maxtor was assigned to Seagate as a result of Seagate’s acquisition of Maxtor in May 2006. Under the supply agreements, we supply certain media volumes subject to the terms and conditions of the agreements. The customers are required to pay certain advances to us covering future purchases of media from us. The customer advances, which totaled $127.2 million and $102.9 million as of December 31, 2006 and January 1, 2006, respectively, are to be repaid to the customers via a credit of a specified dollar amount per disk on future sales.

Gross Profit

In 2006 we achieved a gross profit percentage of 26.4% which decreased 1.1 percentage points compared to 27.5% in 2005. The decrease was due to increased manufacturing costs, primarily higher fixed costs related to our expanded manufacturing capacity. Increased manufacturing costs accounted for a 1.6-point decrease in gross profit. This was slightly offset by a 0.5-point increase due to a slight increase in the finished unit average selling price.

Research, Development, and Engineering Expenses

Research, development, and engineering (R&D) expenses of $64.2 million in 2006 were $15.3 million higher than the $48.9 million in 2005. The increase primarily reflected higher payroll costs of $4.2 million associated with an increase in headcount in 2006, higher materials and operating costs of $7.8 million, higher equipment related costs of $3.7 million due to new equipment added to support R&D activities (including our PMR product transition plans), and higher deferred stock-based compensation expense of $2.7 million. The increases were partially offset by lower incentive compensation expense of $2.9 million.

Selling, General, and Administrative Expenses

Selling, general, and administrative (SG&A) expenses of $34.4 million in 2006 were $10.8 million higher compared to the $23.6 million incurred in 2005. The increase primarily reflected higher deferred stock-based compensation expense of $8.8 million and an increase in headcount and related compensation expense of $3.2 million, partially offset by lower incentive compensation of $1.4 million.

Gain on Disposal of Assets

Gain on disposal of assets in 2006 was $0.4 million, and primarily reflected sales of idle equipment. Gain on disposal of assets in 2005 was $1.7 million, and primarily reflected the sale of a facility in Eugene, Oregon.

Interest Expense

Interest expense in 2006 and 2005 was $1.8 million, and reflected interest expense on the Convertible Subordinated Notes (see Note 9 to the consolidated financial statements).

Other Income

In 2006, we entered into a number of forward contracts for the purchase of precious metal inventory which were not accounted for at fair value at December 31, 2006 under the normal purchase exception of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). In February 2007, we sold a portion of our precious metal inventory which will result in non-operating income of $3.4 million in the first quarter of 2007. We have entered into other forward contracts for the purchase of precious metal inventory which we will record at fair value under SFAS 133. As a result, we may record additional non-operating gains or losses in the first quarter of 2007.

Income Taxes

Our annual effective income tax rate for 2006 was a benefit of 2.1% and for 2005 was a tax provision of 4.5%. The 2006 tax benefit was related to the partial release of our valuation allowance. Prior to 2006, the Company had established a full valuation allowance against its deferred tax assets due to the uncertainty regarding its ability to generate sufficient future taxable income. In the fourth quarter of 2006, the Company reassessed the valuation allowance previously established and determined that it was more likely than not that a portion of the deferred tax assets would be realized in 2007. As a result the Company released a portion of the allowance resulting in an income tax benefit of $7.0 million recorded in the fourth quarter of 2006 and a net overall benefit of $3.3 million in 2006. The Company will continue to assess the potential realization of the remaining deferred tax assets, and will adjust the valuation allowance in future periods, as appropriate.

Our overall tax rate is lower than the statutory rates because of the tax holiday granted to our Malaysian subsidiary. Our manufacturing facilities, which are located in Malaysia, have been granted various tax holidays with varying expiration dates. In July 2005, the Malaysian government agreed to reset the expiration dates of the existing tax holidays to December 2006 and approved a new, 10-year tax holiday covering all of our Malaysian operations. The new tax holiday commenced in January 2007 and expires in December 2016.

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

Income Taxes

Our annual effective income tax rate for 2005 was 4.5% and for 2004 was 2%. The tax provision includes taxes related to our U.S. and international operations and is lower than applicable statutory rates because of the tax holiday granted our Malaysian subsidiary.

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

Since estimated sales returns are recorded as a reduction in revenues, any significant difference between our estimated and actual experience or changes in our estimate would be reflected in our reported revenues in the period we determine that difference. There were no significant changes from prior year estimates in 2006.

Inventory Obsolescence

Our policy is to provide for inventory obsolescence based upon an estimated obsolescence percentage applied to the inventory based on age, historical trends, and requirements to support forecasted sales. In addition, and as necessary, we may provide additional charges for future known or anticipated events. There were no significant changes from prior year estimates in 2006.

Provision for Income Tax and Valuation Allowance

We account for income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our consolidated financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses, credits, as well as other temporary differences between financial and tax accounting. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” requires the establishment of a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against those net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will be realized.

During 2006, based on positive evidence obtained from recent financial performance and forecasted future taxable income in the U.S., we released a portion of our deferred tax valuation allowance to recognize deferred tax assets that, in our judgement, are more likely than not to be realized in 2007.

Stock-based Compensation

We account for all stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R, Share-Based Payment. Under these provisions, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Under SFAS No. 123R, we are required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and our results of operations could be materially impacted.

Prior to the adoption of SFAS No. 123-R, we accounted for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations (APB No. 25), and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in SFAS No. 123, Accounting for Stock-Based Compensation.

The fair values of all stock options granted were estimated using the Black-Scholes-Merton option pricing model. The Black-Scholes-Merton model requires the input of highly subjective assumptions such as risk-free interest rates, volatility factor of the expected market price of our common stock and the weighted-average expected option life. The expected volatility factor used to value stock options in 2006 was based on the historical volatility of the market price of the Company’s common stock over a period equal to the estimated weighted average life of the options. The weighted average life of the options was estimated based on an evaluation of the vesting term, contractual life, and historical and expected exercise behavior. We base the risk-free interest rate on zero coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term of the options.

Liquidity and Capital Resources

Cash, cash equivalents, and short-term investments of $171.1 million at the end of 2006 decreased by $33.9 million from the end of 2005, representing a 16.5% decrease. The decrease primarily reflected a $251.4 million increase resulting from consolidated operating activities and $5.6 million in proceeds from the sale of common stock, a $3.8 million increase due to the effect of exchange rate changes on cash and cash equivalents, offset by $286.1 million of spending on property, plant, and equipment, $7.1 million change in other assets and $2.0 million on the repurchase of common stock.

In July 2005, Malaysia removed its currency peg to the U.S. dollar in favor of a managed float system. As of December 31, 2006, we held approximately $4.4 million (Malaysian ringgit 15.5 million) of cash and cash equivalents that were denominated in Malaysian ringgit.

Consolidated operating activities generated $251.4 million in cash in 2006. The primary components of this change include the following:

•	net income of $157.5 million, net of non-cash depreciation and amortization of property, plant and equipment of $79.5 million and other non-cash charges and gains of $15.9 million;

•	an accounts receivable increase of $23.9 million, which primarily reflected an increase in sales in 2006 compared to 2005;

•	an inventory increase of $50.2 million, which primarily reflected increased inventory to support increased production and sales volumes;

•	an accounts payable increase of $51.7 million, which primarily reflected increased spending for inventory and other costs to support our increased level of operations; and

•	a customer advance of $24.3 million, which primarily reflected the receipt of customer advances, offset by $3.6 million in lower incentive compensation accruals.

Our total capital spending in 2006 was $271.1 million (on an accrual basis), and included capital expenditures to increase our substrate and finished disk capacity, to improve our equipment capability for the manufacture of advanced products, and for projects designed to improve yield and productivity. We had approximately $1.1 million of non-cancellable capital commitments as of December 31, 2006. In 2007, we plan to spend approximately $100 million to $120 million on property, plant, and equipment to support process improvements.

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

We have arranged bank guarantees of Malaysian ringgit 29.5 million (approximately $8.4 million) which are required by Malaysian utility companies and other Malaysian vendors. There is no expiration date on the bank guarantees. No interest will be charged on the bank guarantees, but there is a commission charge ranging between 0.05% and 0.10% on the amount of bank guarantee utilized. As of December 31, 2006, there were no liabilities outstanding related to the bank guarantees.

We lease our research and administrative facility in San Jose, California under an operating lease, which expires in 2014. Additionally, we lease certain equipment under operating leases. These leases expire on various dates through 2011. We have no capital leases.

As of December 31, 2006, our long-term debt obligations, operating lease obligations, and unconditional purchase obligations were as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total

Long-Term Debt Obligations(1)	$—	$—	$—	$—	$80,500	$—	$80,500
Operating Lease Obligations	2,512	2,057	3,159	3,150	3,143	10,101	24,122
Unconditional Purchase
Obligations(2)	3,763	2,604	2,604	2,604	2,581	9,189	23,345

Total Contractual Cash Obligations	$6,275	$4,661	$5,763	$5,754	$86,224	$19,290	$127,967

(1)	The long-term debt obligations have a maturity date of February 1, 2024; however, the Holders of the Notes may require us to purchase the Notes on February 1, 2011, 2014, or 2019, or upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest.

(2)	Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding, and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable pricing provisions; and the approximate timing of the transactions. The amounts are based on our contractual commitments.

As of December 31, 2006, we had approximately $1.1 million of non-cancellable capital commitments. This amount is included in the table above under Unconditional Purchase Obligations.

Based on current operating forecasts, we estimate that the cash balance and cash from operations and customer advances will be adequate to support our continuing operations, capital spending plan, and interest payments for at least the next twelve months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements or transactions.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 151 (SFAS 151), Inventory Costs. SFAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing generally accepted accounting principles, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We adopted this pronouncement at the beginning of fiscal 2006. The adoption of SFAS 151 did not have a material effect on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 replaces APB No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 had no material effect on our financial position or results of operations.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 provides guidance on recognition and measurement of uncertainties in income taxes and is applicable for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements and is applicable for fiscal years beginning after November 15, 2007. We have not yet completed the evaluation or determined the impact of adopting SFAS 157.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (SAB 108) which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires companies to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. Specifically, registrants should quantify errors using both the “rollover” approach (current period statement of income effect) and “iron curtain” approach (period end balance sheet effect) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 allows companies to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. We adopted SAB 108 in the fourth quarter of 2006 and there was no financial impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short-term debt instruments and auction rate preferred securities, which are accounted for as cash equivalents or short-term investments, depending on the period of time from the purchase date to the maturity date. The fair value of these securities approximated their carrying amounts at December 31, 2006.

We are exposed to foreign currency exchange rate risk. A majority of our revenue, expense, and capital purchasing activities is transacted in U.S. dollars. However, a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit). For approximately seven years, the exchange rate between the ringgit and the U.S. dollar has been pegged at 3.8 ringgits to one U.S. dollar by the Malaysian government. On July 21, 2005, Malaysia removed its currency peg to the U.S. dollar in favor of a managed float system. Changes in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. In 2006, our U.S. dollar-equivalent spending on payroll, manufacturing and operating expenses, and raw materials and capital purchases that were denominated in ringgit was approximately $327.5 million. Additionally, we paid approximately $120.3 million denominated in Malaysian ringgit to a Malaysian supplier for raw materials purchases in 2006, based on a cost plus a percentage arrangement. The Malaysian supplier incurs certain costs denominated in ringgit; therefore, any change in the valuation of the ringgit could impact the cost per unit we pay for such raw materials. As of December 31, 2006, we held approximately $4.4 million (Malaysian ringgit 15.5 million) of cash and cash equivalents that were denominated in Malaysian ringgit. We currently do not hedge the exposure to fluctuations in the Malaysian ringgit.

In September 2005, we began to hedge some of our foreign currency risk related to anticipated foreign currency denominated equipment purchases by entering into foreign exchange forward contracts that generally have maturities of 12 months or less. These transactions are designated and qualify as cash flow hedges in accordance with SFAS No. 133. The derivatives associated with our hedging activities are marked to market at fair value and any resulting liability is recorded in other liabilities and any resulting asset is recorded to prepaid and other current assets in the Consolidated Balance Sheets. The effective portion of gains or losses resulting from changes in fair value is initially reported as a component of accumulated other comprehensive income (loss), net of any tax effects, in stockholders’ equity and subsequently reclassified into depreciation expense in the periods in which the related equipment purchase is depreciated after the forecasted transaction actually occurs. In 2005 and 2006, the hedges were perfectly effective and no ineffectiveness in the hedges occurred. Our hedging programs reduce, but do not entirely eliminate, the impact of currency exchange rate movements.

As of December 31, 2006, we had foreign exchange contracts to purchase approximately $0.7 million of Japanese Yen. The fair value of our outstanding forward contracts was recorded as $0.02 million other current liability as of December 31, 2006. The counterparty to these forward contracts is a creditworthy multinational commercial bank. The risk of counterparty nonperformance associated with these contracts is not considered to be material. Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurances that our mitigating activities will adequately protect us against the risks associated with foreign currency fluctuations.

In 2006, we entered into a number of forward contracts for the purchase of precious metal inventory which were not accounted for at fair value at December 31, 2006 under the normal purchase exception of SFAS No. 133. In February 2007, we sold a portion of our precious metal inventory which will result in non-operating income of $3.4 million in the first quarter of 2007. We have entered into other forward contracts for the purchase of precious metal inventory which we will record at fair value under SFAS 133. As a result, we may record additional non-operating gains or losses in the first quarter of 2007.

We have $80.5 million in convertible subordinated notes outstanding. As of December 31, 2006, these notes were convertible into approximately 3.0 million shares of common stock. These notes bear interest at 2% and mature in February 2024. A hypothetical 100 basis point increase in interest rates would result in approximately $0.8 million of additional interest expense each year.

Item 8.	Consolidated Financial Statements and Supplementary Data

KOMAG, INCORPORATED
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Komag, Incorporated:

We have audited the accompanying consolidated balance sheets of Komag, Incorporated and subsidiaries (the Company) as of December 31, 2006 and January 1, 2006 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Komag, Incorporated and subsidiaries as of December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006 upon adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Mountain View, California
February 21, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Komag, Incorporated:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A, Controls and Procedures, that Komag, Incorporated and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Komag, Incorporated and subsidiaries as of December 31, 2006 and January 1, 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. Our report dated February 21, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

KPMG LLP

Mountain View, California
February 21, 2007

KOMAG, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands, except per share amounts)

Net sales	$937,676	$685,946	$458,377
Cost of sales	689,994	497,213	346,260

Gross profit	247,682	188,733	112,117
Operating expenses:
Research, development, and engineering	64,185	48,873	40,783
Selling, general, and administrative	34,409	23,622	17,980
Gain on disposal of assets	(364)	(1,694)	(1,028)

	98,230	70,801	57,735

Operating income	149,452	117,932	54,382
Other income (expense):
Interest income	7,007	5,327	1,371
Interest expense	(1,764)	(1,765)	(3,176)
Other expense, net	(426)	(415)	(151)

	4,817	3,147	(1,956)

Income before income taxes	154,269	121,079	52,426
Provision for (benefit from) income taxes	(3,264)	5,442	1,071

Net income	$157,533	$115,637	$51,355

Basic net income per share	$5.27	$3.99	$1.88

Diluted net income per share	$4.75	$3.55	$1.71

Number of shares used in basic per share computations	29,919	29,003	27,384

Number of shares used in diluted per share computations	33,566	33,042	31,017

See accompanying notes to consolidated financial statements.

KOMAG, INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31, 2006	January 1, 2006
	(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$129,632	$99,984
Short-term investments	41,500	105,050
Accounts receivable (less allowances of $2,326 and $2,866, respectively)	140,230	116,217
Inventories	104,181	54,000
Prepaid expenses and other current assets	2,119	1,846

Total current assets	417,662	377,097
Property, plant, and equipment, net	542,585	351,046
Deferred income taxes	7,346	—
Other assets	10,094	3,308

	$977,687	$731,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Trade accounts payable	$139,477	$97,901
Customer advances	127,181	102,898
Accrued expenses and other liabilities	25,412	28,585

Total current liabilities	292,070	229,384
Long-term debt	80,500	80,500
Deferred rent	3,091	2,562

Total liabilities	375,661	312,446
Stockholders’ equity
Common stock, $0.01 par value per share:
Authorized — 120,000 shares
Issued and outstanding — 31,178 and 30,092 shares, respectively	312	301
Additional paid-in capital	283,679	267,920
Deferred stock-based compensation	—	(9,695)
Accumulated other comprehensive loss	(611)	(634)
Retained earnings	318,646	161,113

Total stockholders’ equity	602,026	419,005

	$977,687	$731,451

See accompanying notes to consolidated financial statements.

KOMAG, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005
	(In thousands)

Operating Activities
Net income	$157,533	$115,637	$51,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, plant, and equipment	79,488	44,519	37,086
Deferred income tax benefit	(6,978)	—	—
Tax provision charged to additional paid-in capital	2,971	5,194	—
Amortization and adjustments of intangible assets	231	1,072	3,023
Stock-based compensation	18,086	3,308	555
Deferred rent	529	2,562	—
Non-cash interest charges	154	154	436
Gain on disposal of assets	(364)	(1,694)	(1,028)
Foreign exchange loss	1,309	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(23,939)	(37,004)	(18,585)
Inventories	(50,181)	(18,185)	(10,314)
Prepaid expenses and other current assets	181	(31)	221
Trade accounts payable	51,728	18,741	3,338
Customer advances	24,283	102,898	—
Accrued expenses and other liabilities	(3,591)	8,353	(4,820)
Other non-current assets	(7,066)	—	—

Net cash provided by operating activities	244,374	245,524	61,267
Investing Activities
Acquisition of property, plant, and equipment	(286,082)	(155,613)	(59,202)
Purchases of short-term investments	(157,755)	(282,450)	(157,000)
Proceeds from short-term investments	221,305	255,100	122,150
Proceeds from disposal of property, plant, and equipment	456	3,173	2,038
Other	(42)	(34)	(257)

Net cash used in investing activities	(222,118)	(179,824)	(92,271)
Financing Activities
Payment of debt	—	—	(116,341)
Proceeds from the issuance of long-term debt	—	—	77,419
Proceeds from sale of common stock, net of issuance costs	5,630	7,874	69,128
Repurchase of common stock	(2,044)	—	—

Net cash provided by financing activities	3,586	7,874	30,206

Effect of exchange rate changes on cash and cash equivalents	3,806	—	—

Increase (decrease) in cash and cash equivalents	29,648	73,574	(798)
Cash and cash equivalents at beginning of year	99,984	26,410	27,208

Cash and cash equivalents at end of year	$129,632	$99,984	$26,410

Supplemental disclosure of cash flow information
Cash paid for interest	$1,610	$1,611	$2,739
Cash paid for income taxes	$908	$541	$331

See accompanying notes to consolidated financial statements.

KOMAG, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

					Retained	Accumulated
			Additional	Deferred	Earnings	Other
	Common Stock		Paid-in	Stock-Based	(Accumulated	Comprehensive
	Shares	Amount	Capital	Compensation	Deficit)	Loss	Total
	(In thousands)

Balance at December 28, 2003	23,753	$238	$172,457	$(228)	$(5,879)	$—	$166,588
Net income	—	—	—	—	51,355	—	51,355
Issuance of common stock, net of issuance costs	3,525	35	66,356	—	—	—	66,391
Deferred stock-based compensation	—	—	252	(252)	—	—	—
Stock-based compensation	—	—	166	389	—	—	555
Exercise of warrants	90	1	1	—	—	—	2
Common stock issued under stock plans	697	7	2,728	—	—	—	2,735

Balance at January 2, 2005	28,065	281	241,960	(91)	45,476	—	287,626
Net income	—	—	—	—	115,637	—	115,637
Unrealized loss on cash flow hedging arrangements	—	—	—	—	—	(634)	(634)

Comprehensive income							115,003
Deferred stock-based compensation	—	—	12,769	(12,769)	—	—	—
Stock-based compensation	—	—	143	3,165	—	—	3,308
Income tax adjustments	—	—	5,194	—	—	—	5,194
Exercise of warrants	604	6	2,103	—	—	—	2,109
Common stock issued under stock plans	1,423	14	5,751	—	—	—	5,765

Balance at January 1, 2006	30,092	301	267,920	(9,695)	161,113	(634)	419,005
Net income	—	—	—	—	157,533	—	157,533
Net change to unrealized gain or loss under cash flow hedging arrangements	—	—	—	—	—	23	23

Comprehensive income							157,556
Reversal of deferred stock-based compensation	—	—	(9,695)	9,695	—	—	—
Stock-based compensation	—	—	18,086	—	—	—	18,086
Income tax adjustments	—	—	3,793	—	—	—	3,793
Common stock issued under stock plans	1,139	11	5,619	—	—	—	5,630
Repurchase of common stock	(53)	—	(2,044)	—	—	—	(2,044)

Balance at December 31, 2006	31,178	$312	$283,679	$—	$318,646	$(611)	$602,026

See accompanying notes to consolidated financial statements.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation and Significant Accounting Policies

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

Fiscal Year:  The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The Company’s 2006 and 2005 fiscal years were 52-week years. The Company’s 2004 fiscal year was a 53-week year; accordingly, the additional week in 2004 was included in the Company’s first quarter of 2004.

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

Cash and Cash Equivalents:  The Company considers as a cash equivalent any bank deposit, money market investments and any highly-liquid investment that has an original maturity date of three months or less at the date of purchase.

Short-Term Investments:  The Company invests its excess cash in high-quality, short-term debt instruments and auction rate preferred securities. The Company’s investments are considered “available-for-sale” under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The costs of the Company’s investments approximate fair value; accordingly, there were no unrealized gains or losses as of December 31, 2006 and January 1, 2006. Interest and dividends on the investments are included in interest income. The information in the following table (in thousands) reflects a summary of the Company’s investments by major security type at amortized cost, which approximates fair value:

	December 31, 2006	January 1, 2006

Municipal auction rate preferred securities	$41,500	$105,050
Corporate debt securities	76,529	73,168
Mortgage-backed securities	10,672	13,527

	$128,701	$191,745

Amounts included in cash and cash equivalents	$87,201	$86,695
Amounts included in short-term investments	41,500	105,050

	$128,701	$191,745

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories:  Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following (in thousands):

	December 31, 2006	January 1, 2006

Raw materials	$78,701	$39,230
Work in process	15,900	6,489
Finished goods	9,580	8,281

	$104,181	$54,000

Property, Plant, and Equipment:  Property, plant, and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the Company’s buildings in Penang and Sarawak, Malaysia is 30 years, and 22 years for the Company’s building in Johor, Malaysia. Furniture and equipment are generally depreciated over five years, and leasehold improvements are amortized over the shorter of the lease term or their estimated useful life.

Property, plant, and equipment consists of the following (in thousands):

	December 31, 2006	January 1, 2006

Land	$8,206	$8,206
Buildings	221,571	153,433
Leasehold improvements	5,499	3,974
Furniture	3,959	1,968
Equipment	522,738	324,123

	761,973	491,704
Less accumulated depreciation and amortization	(219,388)	(140,658)

	$542,585	$351,046

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

Leases:  The Company leases one facility in the U.S. The Company accounts for this lease as an operating lease under the provisions of SFAS No. 13, Accounting for Leases (SFAS 13), and subsequent amendments. SFAS 13 requires leases to be evaluated and classified as operating or capitalized leases for financial reporting purposes. In addition, the Company records the total rent payable during the operating lease term as an expense on a straight-line basis over the term of the lease, and records the difference between the rent paid and the straight-line rent expense as a deferred rent liability.

Stock-Based Compensation:  Effective January 2, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (SFAS 123R), using the modified prospective method, in which compensation cost is recognized based on the requirements of SFAS 123R for (a) all share-based payments granted or modified after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The Company elected to amortize stock-based compensation for awards outstanding and unvested on its adoption of SFAS 123R as well as for awards granted on or after its adoption of SFAS 123R on a straight line basis over the requisite service (vesting) period for the entire award. The vesting period for stock options has generally been four years and the vesting for stock purchase rights generally has been three years.

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

Income Taxes:  The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax laws expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Accordingly, the Company evaluates all significant available positive and negative evidence, including the existence of losses in recent years and the forecast of future taxable income, in assessing the need for a valuation allowance. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is believed more likely than not to be realized.

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

Computation of Net Income Per Share:  The Company determines net income per share in accordance with SFAS No. 128, Earnings per Share. Basic net income per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing income available to common stockholders by the weighted-average number of shares and dilutive potential shares of common stock outstanding during the period. The dilutive effect of outstanding options and stock purchase rights is reflected in diluted net income per share by application of the treasury stock method. The dilutive effect of outstanding contingently convertible debt is reflected in diluted net

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income per share by application of the if-converted method. Interest expense related to the contingently convertible debt is an adjustment to income available to common stockholders for the diluted net income per share calculations.

The following table sets forth the computation of net income per share. The table is in thousands, except per share amounts.

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005

Numerator for basic net income per share:
Net income as reported	$157,533	$115,637	$51,355

Numerator for diluted net income per share:
Net income as reported	$157,533	$115,637	$51,355
Interest adjustment related to contingently convertible debt	1,764	1,765	1,642

	$159,297	$117,402	$52,997

Denominator for basic net income per share:
Weighted average shares	29,919	29,003	27,384

Denominator for diluted net income per share:
Weighted average shares	29,919	29,003	27,384
Effect of dilutive securities:
Contingently convertible shares under convertible debt	3,049	3,049	2,803
Stock options	343	572	468
Warrants	—	220	362
Stock purchase rights	255	198	—

	33,566	33,042	31,017

Basic net income per share	$5.27	$3.99	$1.88

Diluted net income per share	$4.75	$3.55	$1.71

Outstanding common stock options that were not included in the diluted net income per share computation because the effect would have been anti-dilutive were approximately 42,000 in 2006, zero in 2005, and approximately 264,000 in 2004.

In January 2004, the Company issued $80.5 million of 2.0% Convertible Subordinated Notes (the Notes). The Notes are convertible, under certain circumstances, into shares of the Company’s common stock at an initial conversion price of $26.40, or approximately 3,049,000 shares. These shares have been included in the Company’s diluted earnings per share calculations for fiscal 2006, 2005 and 2004.

Recent Accounting Pronouncements:  In December 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing generally accepted accounting principles, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this pronouncement at the beginning of fiscal year 2006. The adoption of SFAS 151 had no material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 replaces APB No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 in fiscal 2006. The adoption of this standard had no material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 provides guidance on recognition and measurement of uncertainties in income taxes and is applicable for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements and is applicable for fiscal years beginning after November 15, 2007. The Company has not yet completed the evaluation or determined the impact of adopting SFAS 157.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. SAB 108 requires companies to consider the effect of all carry over and reversing effects of prior-year misstatements when quantifying errors in current-year financial statements. SAB 108 allows companies to record the effects of adopting the guidance as a cumulative-effect adjustment to retained earnings. The Company adopted SAB 108 in the fourth quarter of 2006 and there was no financial impact on its financial statements.

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

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary information for the Company’s operations by geographic location is as follows (in thousands):

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005

Net sales:
To customers from U.S. parent	$29,912	$37,021	$21,520
To customers from Malaysian subsidiary	907,764	648,925	436,857
Intercompany from Malaysian subsidiary	19,584	24,284	20,868
Intercompany from U.S. parent	986	808	170

	958,246	711,038	479,415
Intercompany eliminations	(20,570)	(25,092)	(21,038)

Total net sales	$937,676	$685,946	$458,377

Operating income (loss):
U.S. parent	$(14,520)	$1,604	$(5,823)
Malaysian subsidiary	163,972	116,328	60,205

Total operating income	$149,452	$117,932	$54,382

Long-lived assets:
U.S. parent	$36,357	$31,475
Malaysian subsidiary	506,228	319,571

Total long-lived assets	$542,585	$351,046

External sales by geographic location, which is determined by the customers’ sold-to address, are as follows (in thousands):

	Year Ended
	December 31, 2006	January 1, 2006	January 2, 2005

Thailand	$559,770	$272,392	$111,904
Malaysia	157,340	78,047	42,704
Singapore	93,073	201,007	201,686
China	71,626	65,341	1,792
Taiwan	33,932	32,855	25,940
United States	19,992	33,735	53,535
Europe	1,563	1,574	37
Japan	380	995	20,779

Total net sales	$937,676	$685,946	$458,377

Note 3.	Concentration of Customer and Supplier Risk

Most of the Company’s sales are derived from a relatively small number of customers, which results in a concentration of credit risk regarding trade receivables. The Company performs ongoing credit evaluations of its customers, and generally requires no collateral for sales to these customers. Based on management’s evaluation of potential credit losses and the relative strength of the disk drive industry, the Company believes that an allowance for doubtful accounts as of December 31, 2006 is not required.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Seagate accounted for $57.9 million of the Company’s accounts receivable at December 31, 2006, and 36% of its net sales for 2006 (Seagate acquired Maxtor in May of 2006 and therefore we have reflected sales to Maxtor in the Seagate numbers for all of 2006). Western Digital accounted for $46.1 million of the Company’s accounts receivable at December 31, 2006, and 37% of its net sales for 2006. Hitachi Global Storage Technologies (HGST) accounted for $28.5 million of the Company’s accounts receivable at December 31, 2006, and 23% of its net sales for 2006.

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

Because of the Company’s small customer base, the loss of any one significant customer would have a material impact on the Company’s business operations. During the second quarter of 2006, Seagate acquired Maxtor Corporation (Maxtor). Sales to Seagate for all of 2006 include sales to Maxtor. The Company expects to continue to derive a substantial portion of our sales from these customers, and from a small number of other customers. We entered into supply agreements, including certain amendments to these agreements, with Western Digital, Maxtor and Seagate in 2005, and with HGST in the first quarter of 2006. The supply agreement with Maxtor was assigned to Seagate as a result of Seagate’s acquisition of Maxtor in May 2006. Under the supply agreements, the Company supplies certain media volumes subject to the terms and conditions of the agreements. The customers are required to pay certain advances to the Company covering future purchases of media from the Company. The customer advances, which totaled $127.2 million and $102.9 million as of December 31, 2006 and January 1, 2006, respectively, are to be repaid to the customers via a credit of a specified dollar amount per disk on future sales.

Significant customers accounted for the following percentages of net sales in 2006, 2005, and 2004:

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Western Digital Corporation	37%	24%	14%
Seagate Technology(1)	36%	16%	4%
Hitachi Global Storage Technologies(2)	23%	21%	29%
Maxtor Corporation	—	32%	47%

(1)	Seagate Technology acquired Maxtor Corporation in the second quarter of 2006. Sales to Maxtor for all of 2006 have been presented on a combined basis with Seagate Technology.

(2)	Sales to HGST include sales made to its contract manufacturer.

The Company relies on a limited number of suppliers for some of the materials and equipment used in its manufacturing processes, including aluminum blanks, aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. Kobe Steel, Ltd. is the Company’s primary supplier of aluminum blanks, which is a fundamental component in producing disks. The Company also relies on Heraeus Incorporated and Williams Advanced Materials, Incorporated for its sputtering target requirements, and on OMG Fidelity, Incorporated for supplies of nickel plating solutions.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4.	Employee Savings and Deferred Profit Sharing Plan

The Company maintains a savings and deferred profit sharing plan. Employees in the United States who meet certain criteria are eligible to participate. In addition to voluntary employee contributions to the plan, the Company matches a portion of each employee’s contributions to the plan, up to a maximum amount. The Company contributed a total of $1.4 million to the plan in 2006, $2.2 million in 2005, and $0.8 million in 2004. Plan expenses are included in selling, general, and administrative expenses.

Note 5.	Income Taxes

The Company’s income (loss) before the provision for income taxes consisted of the following (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Domestic	$(1,368)	$9,311	$(3,977)
Foreign	155,637	111,768	56,403

	$154,269	$121,079	$52,426

The Company’s provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

U.S. Federal:
Current	$2,646	$4,747	$—
Deferred	(6,280)	—	—

	(3,634)	4,747	—

U.S. State:
Current	226	525	1
Deferred	(698)	—	—

	(472)	525	1

Foreign:
Current	842	170	1,070
Deferred	—	—	—

	842	170	1,070

Total Current	3,714	5,442	1,071
Total Deferred	(6,978)	—	—

Provision for (benefit from) income taxes	$(3,264)	$5,442	$1,071

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the actual income tax provision to the expected income tax provision (as measured by the U.S. statutory corporate income tax rate of 35% to pretax earnings) is as follows (in thousands):

	Year Ended
	December 31,	January 1,	January 2,
	2006	2006	2005

Income tax expense at federal statutory rate	$53,994	$42,378	$18,349
State income taxes, net of federal benefit	(472)	525	1
Foreign withholding taxes (refund)	49	—	(182)
Foreign rate differential	(53,685)	(38,431)	(18,489)
Change in valuation allowance	(4,566)	1,176	1,392
Other	1,416	(206)	—

	$(3,264)	$5,442	$1,071

Deferred income taxes reflect the tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,	January 1,
	2006	2006

Deferred tax assets
Property, plant and equipment	$13,702	$16,469
Accrued compensation and benefits	5,144	2,547
Other	4,550	3,772
Tax benefit of net operating loss carryforwards	72,510	75,340
Tax benefit of credit carryforwards	36,090	33,810

Gross deferred tax assets	131,996	131,938
Valuation allowance	(124,196)	(131,938)

Total net deferred tax assets	$7,800	$—

	December 31,	January 1,
	2006	2006

Current:
Gross deferred tax assets	$7,326	$4,005
Valuation allowance	(6,872)	(4,005)

Net deferred tax assets — current	454	—
Long-term:
Gross deferred tax assets	124,670	127,933
Valuation allowance	(117,324)	(127,933)

Net deferred tax assets — long-term	7,346	—

Total net deferred tax assets	$7,800	$—

Prior to 2006, the Company had established a full valuation allowance against its deferred tax assets due to the uncertainty regarding its ability to generate sufficient future taxable income. In the fourth quarter of 2006, the Company reassessed the valuation allowance previously established and determined that it was more likely than not that a portion of the deferred tax assets would be realized in 2007. As a result, the Company released a portion of the

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance resulting in an income tax benefit of $7.0 million and a credit to equity of $0.8 million in 2006. The Company will continue to assess the potential realization of the remaining deferred tax assets, and will adjust the valuation allowance in future periods, as appropriate. The recorded valuation allowance against deferred tax assets decreased by $7.7 million in 2006, increased by $4.9 million in 2005, and increased by $3.4 million in 2004. Approximately $7.3 million of the valuation allowance as of December 31, 2006 was attributable to the federal and state income tax benefits of stock compensation deductions, the benefit of which will be credited to additional paid in capital when, and if, realized.

Pursuant to Statement SFAS No. 123R, excess tax benefits associated with the stock awards are not recognized until the associated tax deduction reduces cash taxes payable. As such, the Company has been tracking the deductions attributable to these excess benefits separately. The additional tax benefits of net operating loss and tax credit carryforwards related to the stock awards was $5.5 million in 2006. These excess benefits will not be recognized as a credit to additional paid in capital until such deduction reduces tax payable.

At December 31, 2006, the Company has unrecognized deferred tax assets generated prior to the Company’s reorganization in 2002 of approximately $94.5 million. Upon realization of those deferred tax assets, the Company first reduces intangible assets associated with the reorganization to zero and then credits additional paid-in capital. In 2006, the Company utilized $2.9 million of pre-emergence deferred tax assets to reduce taxes payable. In 2005 and 2004, the Company utilized $4.9 million and $1.0 million pre-emergence deferred tax assets to reduce taxes payable, respectively. These deferred tax assets were previously fully reserved by a valuation allowance. The benefit of realizing these deferred tax assets was credited to additional paid-in capital in 2006, 2005 and 2004.

At December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $208.5 million and $78.5 million, which are available to offset future federal and state taxable income through 2026 and 2016, respectively. In addition, the Company had various federal and state tax credit carryforwards of approximately $46.0 million, of which $13.9 million are available to offset future taxable income through 2026, and the remaining $32.1 million are available indefinitely.

The utilization of the Company’s net operating loss and tax credit carryforwards are subject to certain annual limitations due to the ownership change, as defined by the Internal Revenue Code of 1986. The annual limitation on these NOL’s and credits are $8.4 million and $2.9 million, respectively, for losses and credits generated before June 30, 2002.

The Company’s Malaysian manufacturing facilities operate under various tax holidays. The net impact of these tax holidays increased the Company’s net income by $47.7 million ($1.59 per basic share and $1.42 per diluted share) in 2006, $41.1 million ($1.42 per basic share and $1.24 per diluted share) in 2005, and $25.1 million ($0.92 per basic share and $0.81 per diluted share) in 2004. In July 2005, the Malaysian government agreed to reset the expiration dates of the existing tax holidays to December 2006 and approved a new, 10-year tax holiday covering all of the Company’s Malaysian operations. The new tax holiday commences in January 2007 and expires in December 2016.

A substantial majority of the Company’s income is generated by its foreign subsidiaries covered by tax holidays. No federal and state income taxes have been provided on the net undistributed earnings from foreign subsidiaries, which, as of December 31, 2006, amounted to $291.3 million. The net undistributed earnings are intended to finance local operating requirements and to satisfy the intercompany payables to the parent company and are therefore considered permanently reinvested.

Note 6.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their fair values as of December 31, 2006 and January 1, 2006, due to the relatively short period to maturity of these instruments.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006 and January 1, 2006, the fair value of the Company’s Convertible Subordinated Notes was $115.9 million and $109.9 million, respectively. These values were based on the quoted price of the Notes (which are traded in the open market) as of the last business day of the Company’s 2006 and 2005 fiscal years.

Note 7.	Accrued Expenses and Other Liabilities

The following table (in thousands) summarizes accrued expenses and other liabilities for fiscal 2006 and fiscal 2005:

	December 31,	January 1,
	2006	2006

Accrued compensation and benefits	$22,481	$24,986
Other liabilities	2,931	3,599

	$25,412	$28,585

Note 8.	Customer Advances

The Company entered into supply agreements, including certain amendments to these agreements, with three major customers in 2005, and another major customer in the first quarter of 2006. Under the supply agreements, the Company supplies certain media volumes subject to the terms and conditions of the agreements. The customers are required to pay certain advances covering future purchases of media from the Company. The customer advances, which totaled $127.2 million and $102.9 million as of December 31, 2006 and January 1, 2006, respectively, are to be repaid to the customers via a credit of a specified dollar amount per disk on future sales. During 2006 and 2005, customer advance credits applied to purchases of media were $119.5 million and $1.4 million, respectively, and additional customer advance payments were $143.8 million and $104.3 million, respectively. The agreements generally provide for repayment at the end of the term of the agreement if not fully paid by credits applied to purchases. The terms of the current arrangements expire on various dates through December 2009.

Note 9.	Debt and Bank Guarantee

In January 2004, the Company completed an offering of $80.5 million of 2.0% Convertible Subordinated Notes (the Notes). The Notes mature on February 1, 2024, bear interest at 2.0%, and require semiannual interest payments beginning on August 1, 2004. The Notes will be convertible, under certain circumstances, into shares of the Company’s common stock based on an initial effective conversion price of $26.40. Holders of the Notes may convert the Notes into shares of the Company’s common stock prior to maturity if: 1) the sale price of the Company’s common stock equals or exceeds $31.68 for at least 20 trading days in any 30 consecutive trading day period within any fiscal quarter of the Company; 2) the trading price of the Notes falls below a specified threshold prior to February 19, 2019; 3) the Notes have been called for redemption; or 4) specified corporate transactions (as described in the offering prospectus for the Notes) occur. The conditions for conversion have been met, and the debt is currently convertible. The Company may redeem the Notes on or after February 6, 2007, at specified declining redemption premiums. Holders of the Notes may require the Company to purchase the Notes on February 1, 2011, 2014, or 2019, or upon the occurrence of a fundamental change, at a purchase price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest.

There are no financial covenants, guarantees, or collateral associated with the Notes. In connection with the issuance of the Notes, the Company incurred $3.1 million of loan fees. The loan fees, which are included in other assets on the condensed consolidated balance sheet, are being amortized on a straight-line basis over the 20-year life of the Notes. On December 31, 2006, unamortized loan fees were $2.6 million.

The Company has arranged bank guarantees of Malaysian ringgit 29.5 million (approximately $8.4 million) which are required by Malaysian utility companies and other Malaysian vendors. There is no expiration date on the bank guarantees. No interest will be charged on the bank guarantees, but there is a commission charge ranging

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between 0.05% and 0.10% on the amount of bank guarantee utilized. As of December 31, 2006, there were no liabilities outstanding related to the bank guarantees.

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

As of December 31, 2006, the Company had a foreign exchange forward contract to purchase approximately $0.7 million of Japanese Yen for cash flow payments denominated in Japanese Yen for future equipment purchases. The contract has been designated as a cash flow hedge in accordance with SFAS 133. The fair value of the Company’s forward contract was recorded as a $23 thousand other current liability as of December 31, 2006. Fair value is determined by a dealer quote. The effectiveness of the contracts that qualify as cash flow hedges is assessed quarterly through an evaluation of critical terms and other criteria required by SFAS 133. The effective portion of gains or losses resulting from changes in fair value is initially reported as a component of accumulated other comprehensive income or (loss), net of any tax effects, in stockholders’ equity and subsequently reclassified into depreciation expense over the useful life of the purchased equipment. In 2006, the hedges were perfectly effective and no ineffectiveness in hedges occurred.

The Company’s foreign exchange forward contracts have maturities of less than 12 months. The Company does not use foreign exchange forward contracts for speculative or trading purposes. As of December 31, 2006, forward contracts used for purchases of raw materials are not accounted for at fair value under the normal purchases exception provided in SFAS 133.

Note 11.	Stockholders’ Equity

Common Stock

As of December 31, 2006, the Company is authorized to issue 120.0 million shares of common stock. The following shares of common stock are reserved for future issuance (in thousands):

Convertible Subordinated Notes	3,049
2002 Qualified Stock Plan	5,390

8,439

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

As of December 31, 2006, the Company had authorized a total of 9,242,054 shares of its common stock for issuance under the 2002 Stock Plan. As of December 31, 2006, the Company had a net balance of 5,390,492 shares of the Company’s common stock reserved for issuance under the 2002 Stock Plan. Of the 5,390,492 shares reserved for future issuance under the 2002 Stock Plan, 12,500 are for stock purchase rights deferred under the Deferred

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation Plan, 485,262 are for the exercise of outstanding stock options, and 4,892,730 are for future grants of stock options and stock purchase rights.

Stock-Based Compensation

Effective January 2, 2006, the Company adopted SFAS No. 123R using the modified prospective method, in which compensation cost is recognized based on the requirements of SFAS 123R for (a) all share-based payments granted or modified after the effective date and (b) for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date. The Company elected to amortize stock-based compensation for awards outstanding and unvested on its adoption of SFAS 123R as well as for awards granted on or after its adoption of SFAS 123R on a straight line basis over the requisite service (vesting) period for the entire award. The vesting period for stock options has generally been four years and the vesting period for stock purchase rights generally has been three years.

Stock-based compensation expense related to outstanding stock options and stock purchase rights amounted to $3.1 million and zero for 2006 and 2005, respectively, and $15.0 million and $3.2 million for 2006 and 2005, respectively. As a result of adopting SFAS 123R on January 2, 2006, the Company’s income before income taxes and net income for 2006 were approximately $3.4 million and $3.3 million lower, than if it had continued to account for stock-based compensation under APB 25. Basic and diluted net income per share for 2006 were approximately $0.10 and $0.08 lower, respectively, due to the adoption of SFAS 123R.

As of December 31, 2006, there was approximately $27.2 million of total unrecognized compensation cost related to stock-based compensation arrangements. The cost is expected to be recognized on a straight line basis over the remaining vesting period of the stock-based awards through the third quarter of 2010. The weighted average remaining vesting period is approximately two years.

Summary of Assumptions and Activity

In 2006 and 2005, the Company recorded $3.1 million and zero, respectively, of stock-based compensation expense related to stock options. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The following assumptions were used to estimate the fair value of option grants in 2006: risk-free interest rate of 4.80%; expected volatility of the market price of the Company’s common stock of 54.3%; no dividend yield, and a weighted-average expected life of 4.0 years. The fair value of options granted in 2006, 2005 and 2004 was $18.10, $11.57 and $7.02 per share, respectively. Options to purchase 100,000 shares of the Company’s common stock were granted in 2006.

Compensation expense related to stock options is amortized on a straight line basis over the vesting period of 48 months. As of December 31, 2006, the unamortized fair value of unvested stock options was $3.0 million and will be amortized on a straight line basis over a remaining weighted average vesting period of approximately 2.3 years.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option transactions is as follows:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value
		(Per share)	(Years)

Outstanding at December 28, 2003	1,220,085	$8.68
Granted	422,880	$17.19
Exercised	(237,912)	$5.78
Cancelled	(37,669)	$12.50

Outstanding at January 2, 2005	1,367,384	$11.72
Granted	53,436	$20.34
Exercised	(489,716)	$10.13
Cancelled	(62,251)	$13.80

Outstanding at January 1, 2006	868,853	$12.99
Granted	100,000	$38.65
Exercised	(479,209)	$11.73
Cancelled	(4,382)	$14.55

Outstanding at December 31, 2006(1)	485,262	$19.51	7.53	$8,990,193

Exercisable at December 31, 2006	244,341	$12.99	6.75	$6,082,026

(1)	Also represents vested and expected to vest.

The total intrinsic value of options exercised during 2006, 2005 and 2004 was $14.7 million, $8.8 million and $3.0 million, respectively. In 2006, 2005 and 2004 the cash received from exercise of options was $5.6 million, $5.0 million and $1.4 million, respectively. Upon the exercise of options, the Company issues new common stock from its authorized shares.

The following table sets forth a summary of the Company’s stock purchase rights for 2006:

		Weighted-Average
		Grant Date
	Shares	Fair Value
		(Per share)

Outstanding at January 1, 2006	573,201	$22.34
Granted	659,809	$44.25
Vested	(240,719)	$24.03
Cancelled	(17,823)	$34.87

Outstanding at December 31, 2006	974,468	$36.53

In 2006, 2005 and 2004, the Company recorded $15.0 million, $3.2 million and $0.4 million, respectively, of stock-based compensation expense related to stock purchase rights. The cumulative effect of adopting SFAS 123R related to applying an estimated forfeiture rate to unvested stock purchase rights outstanding on the date of adoption was a $0.2 million credit, which was credited to operating costs and expenses. The Company determines the fair value of stock purchase rights based on the Nasdaq closing stock price on the date of grant. Compensation expense related to stock purchase rights is amortized on a straight line basis over the vesting period of 36 months (one-third vests annually upon the anniversary date of the grant date). As of December 31, 2006, the unamortized fair value of

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unvested restricted stock awards was $24.1 million and will be amortized on a straight line basis over a remaining weighted average vesting period of approximately 1.8 years.

During the first quarter of 2006, the Company announced the anticipated retirement of its Chief Executive Officer (CEO), which became effective on October 1, 2006. Certain agreements were entered into with the CEO as a result of the anticipated retirement. These agreements were filed as exhibits to the Form 10-K filed for the year ended January 1, 2006. Under the agreements, the vesting of certain stock options and stock purchase rights were accelerated to provide additional compensation in connection with the CEO’s retirement and for his assistance during a planned transition period. The Company recorded an additional $5.1 million of stock-based compensation expense related to the modification of the CEO’s stock options and stock purchase rights for 2006, respectively. Effective October 1, 2006, Timothy Harris, the Company’s then-Chief Operating Officer, became the Company’s new CEO. The Company’s then-CEO retired effective as of such date, and continued to provide transitional consulting services to the Company for three months.

Pro forma information for Periods Prior to the Adoption of SFAS 123R

Prior to January 2, 2006 and as permitted under SFAS No. 123, the Company elected to follow APB 25, and related interpretations in accounting for stock-based awards to employees. Accordingly, compensation cost for stock options and stock purchase rights was measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the exercise price. In accordance with SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of SFAS 123, prior to fiscal 2006, the Company provided pro forma disclosure of the effect on net income and earnings per share had the fair value method been used, as prescribed by SFAS 123.

The following table reflects the effect on the Company’s net income and income per share had the fair value method been applied to all outstanding and unvested awards in 2005 and 2004. The table is in thousands, except per share amounts.

	Year Ended
	January 1,	January 2,
	2006	2005

Net income, as reported	$115,637	$51,355
Add stock-based employee compensation expense included in reported net income	3,308	555
Deduct stock-based compensation expense determined under the fair value method for all awards	(5,973)	(3,571)

Pro forma net income	$112,972	$48,339

Net income per share:
Basic — as reported	$3.99	$1.88

Diluted — as reported	$3.55	$1.71

Basic — pro forma	$3.90	$1.77

Diluted — pro forma	$3.49	$1.63

For pro forma disclosure purposes, the Company used the Black-Scholes-Merton option pricing model to estimate the fair value of each option and stock purchase right grant on the date of grant.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assumptions were used to estimate the fair value of option grants in fiscal 2005 and 2004:

	2005	2004

Risk-free interest rate	4.0%	2.7%
Volatility factor of the expected market price of the Company’s common stock	71.8%	81.8%
Weighted-average expected option life (in years)	4.0	4.0
Weighted-average per share fair value of options granted	$11.57	$7.02

The following assumptions were used to estimate the fair value of employee purchase rights under the Amended and Restated 2002 Employee Stock Purchase Plan in 2005, and 2004:

	2005	2004

Risk-free interest rate	1.7%	1.6%
Volatility factor of the expected market price of the Company’s common stock	50.8%	61.2%
Weighted-average expected purchase rights life (in years)	0.5	0.5
Weighted-average fair value of purchase rights granted	$3.12	$3.43

Because the Company does not pay out dividends, no dividend yield was included in the fair value calculation.

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

As of December 31, 2006, the issuance of 12,500 shares have been deferred in accordance with the Deferred Compensation Plan.

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

The Company leases a research and administrative facility under an operating lease that expires in 2014. The lease includes two renewal options of five years each.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, the future minimum commitments for the non-cancelable operating facility lease, and non-cancelable equipment leases, are as follows (in thousands):

Minimum
Lease
Payments

2007	$2,512
2008	2,057
2009	3,159
2010	3,150
2011	3,143
Thereafter	10,101

$24,122

Rental expense for all operating leases was $3.4 million in 2006, $3.5 million in 2005, and $3.9 million in 2004.

During 2006 and 2005, the Company recorded $0.5 million and $2.6 million, respectively, of deferred rent related to the Company’s renewal of its leased headquarters facility in San Jose, California. As of December 31, 2006, the deferred rent balance was $3.1 million.

Note 13.	Quarterly Financial Data (Unaudited, in thousands, except per share data)

	2006
	1st Quarter(1)	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$208,512	$233,627	$239,608	$255,929
Gross profit	59,093	64,968	61,780	61,841
Operating income	36,054	39,788	34,321	39,289
Net income	$36,237	$40,289	$34,498	$46,509
Basic net income per share	$1.22	$1.35	$1.15	$1.54
Diluted net income per share	$1.09	$1.21	$1.04	$1.39
Number of shares used in basic per share computations	29,685	29,883	29,969	30,138
Number of shares used in diluted per share computations	33,499	33,544	33,565	33,715

(1)	Fourth quarter results included a release of $7.0 million, representing a portion of the Company’s deferred tax valuation allowance, to recognize deferred tax assets that in the Company’s judgment are more likely than not to be realized in 2007.

KOMAG, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$140,275	$172,740	$180,011	$192,920
Gross profit	35,063	48,080	50,887	54,703
Operating income	18,762	30,819	32,343	36,008
Net income	$18,527	$29,893	$31,982	$35,235
Basic net income per share	$0.66	$1.04	$1.09	$1.20
Diluted net income per share	$0.59	$0.92	$0.97	$1.07
Number of shares used in basic per share computations	28,261	28,834	29,396	29,476
Number of shares used in diluted per share computations	32,313	32,971	33,381	33,329

Note 14.	Subsequent Events

Stock Purchase Rights and Stock Options

On February 15, 2007, the Company’s Compensation Committee of its Board of Directors approved the grant of a total of 380,854 stock purchase rights with an exercise price of $0.01 to employees. Of this total, 313,881 was to non-officers and 66,973 was to officers. The vesting for the stock purchase rights granted is one-third at the end of each of the first three anniversaries of the date of grant, subject to the employee continuing to be a service provider. In addition, 180,819 stock options were granted to officers with an exercise price of $32.10. The vesting for the stock options granted is one-third at the end of the first anniversary of the date of grant and 1/24th each month thereafter.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2006, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that as of December 31, 2006, our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely manner.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our independent registered public accounting firm, KPMG LLP, have issued an auditors’ report on management’s assessment of Komag’s internal report over financial reporting. This report is on page 39.

Our management assessed the effectiveness of Komag’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment and those criteria, management concluded that Komag maintained effective internal control over financial reporting as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

There has been no change in Komag’s internal control over financial reporting during its fourth fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, Komag’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item(s) 10, 11, 12, 13, and 14.

Items 10 through 14 of Part III will be contained in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2007 (the 2007 Proxy Statement), which will be filed with the SEC no later than April 30, 2007. The cross-reference table below sets forth the primary captions under which the responses to these items will be found:

10-K Item	Description	Caption in 2007 Proxy Statement

10	Directors and Executive Officers of the Registrant	‘‘Item No. 1 — Election of Class II Directors,” ‘‘Corporate Governance Matters,” and ‘‘Other Information”
11	Executive Compensation	‘‘Executive Compensation and Related Information” and “Director Compensation and Related Information”
12	Security Ownership of Certain Beneficial Owners	‘‘Principal Stockholders,” ‘‘Stock
	and Management and Related Stockholder Matters	Ownership by Directors, Nominees and Executive Officers” and ‘‘Equity Compensation Plan Information”
13	Certain Relationships and Related Transactions	“Other Information”
14	Principal Accountant Fees and Services	‘‘Principal Accountant Fees and Services”

See Part I, Item 4, of this Report on Form 10-K for a list of our executive officers, which is hereby incorporated by reference in response to Item 10 of this Report on Form 10-K.

The information set forth under the captions listed above, which is to be contained in our 2007 Proxy Statement, are hereby incorporated herein by reference in response to Items 10 through 14 of this Report on Form 10-K.

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

(a) List of Items filed as part of this Report

1. Financial Statements.

The following consolidated financial statements of Komag, Incorporated are filed in Part II, Item 8 of this Report on Form 10-K:

Consolidated Statements of Operations — Fiscal Years 2006, 2005, and 2004

Consolidated Balance Sheets — December 31, 2006 and January 1, 2006

Consolidated Statements of Cash Flows — Fiscal Years 2006, 2005, and 2004

Consolidated Statements of Stockholders’ Equity — Fiscal Years 2006, 2005, and 2004

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

3. Exhibits.

The list of exhibits to this Report set forth under Part IV, Item 15(b) below, is incorporated herein by reference.

(b) Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Komag, Incorporated (incorporated by reference from Exhibit 3.1 filed with the Company’s Form 10-Q filed on August 13, 2002), as amended by Certificate of Amendment of Amended and Restated Certificate of Incorporation of Komag, Incorporated (incorporated by reference from Exhibit 3.1 filed with the Company’s report on Form 10-Q filed for the quarter ended on July 2, 2006).
3.2		Bylaws of Komag, Incorporated (incorporated by reference from Exhibit 3.2 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.1		Form of Stock Certificate for Common Stock (incorporated by reference from Exhibit 4.1 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.2		Form of Indenture by and between Komag, Incorporated and U.S. Bank National Association (incorporated by reference from Exhibit 4.8 filed with the Company’s Form S-3/A filed on January 15, 2004).
10.1		Lease Agreement (B10) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated (incorporated by reference from Exhibit 10.1.1.1 filed with the Company’s report on Form 10-K for the year ended January 2, 2005).
10	.1.1	Second Amendment to Lease (B10) dated December 17, 2004, between DIVCO West Properties and Komag, Incorporated (incorporated by reference from Exhibit 10.1.1.1 filed with the company’s report on form 10-K for the year ended January 2, 2005).
10.2		Form of Indemnification Agreement (incorporated by reference from Exhibit 10.2 filed with the Company’s report on Form S-1 on August 27, 2002).
10.3		Amended and Restated 2002 Qualified Stock Option Plan (incorporated by reference from Appendix A of the Company’s Proxy Statement filed with the Company’s Schedule 14A as filed on April 14, 2006).
10	.3.1	Komag, Incorporated 2002 Deferred Compensation Plan (incorporated by reference from Exhibit 10.4.2 filed with the Company’s report on Form S-1 on August 27, 2002).
10.4		Letter dated August 6, 2003 from the Malaysian Industrial Development Authority addressed to Komag USA (Malaysia) Sdn. extending the ‘‘Pioneer Status” of the Company’s thin-film media venture in Malaysia (incorporated by reference from Exhibit 10.5.2 filed with the Company’s report on Form 10-Q for the quarter ended September 28, 2003).
10	.4.1	Letter dated July 21, 2005 from the Malaysian Industrial Development authority addressed to Komag USA (Malaysia) Sdn. extending the ‘‘Pioneer Status” of the Company’s thin-film media venture in Malaysia (incorporated by reference from Exhibit 10.4.1 filed with the Company’s report on Form 10-K for the year ended January 1, 2006).
10.5		Business Agreement by and between the Company and Maxtor Corporation dated October 6, 2003 (incorporated by reference from Exhibit 10.7 filed with the Company’s Form S-3/A filed on December 9, 2003).*
10	.5.1	Addendum to Business Agreement between Maxtor, Inc. and Komag, Incorporated dated October 6, 2003, as amended on July 8, 2005 (incorporated by reference from Exhibit 10.2 filed with the Company’s report on Form 10-Q for the quarter ended October 2, 2005).*

Exhibit
Number		Description

10.6		Discretionary Bonus Plan (incorporated by reference from Exhibit 10.7 filed with the Company’s Form 10-K for the year ended January 2, 2005).
10.7		Bonus Plan (incorporated by reference from Exhibit 10.7 filed with the Company’s Form 10-K for the year ended January 1, 2006).
10	.7.1	Target Incentive Plan (incorporated by reference from Exhibit 10.7.1 filed with the Company’s Form 10-K for the year ended January 1, 2006).
10.8		Form of Notice of Grant of Stock Purchase Right — Employees (incorporated by reference from Exhibit 10.9 filed with the Company’s Form 10-K for the year ended January 2, 2005).
10	.8.1	Form of Notice of Grant of Stock Purchase Right — Officers and Directors (incorporated by reference from Exhibit 10.9.1 filed with the Company’s Form 10-K for the year ended January 2, 2005).
10.9		Form of Stock Option Agreement (incorporated by reference from Exhibit 10.10 filed with the Company’s Form 10-K for the year ended January 2, 2005).
10.10		Volume Purchase Agreement dated June 6, 2005 between the Company, Komag USA (Malaysia) Sdn, and Western Digital Technologies, Inc. as amended by Amendment No. 1 thereto dated July 22, 2005 (incorporated by reference from Exhibit 10.1 filed with the Company’s report on Form 10-Q for the quarter ended July 3, 2005).*
10	.10.1	Amendment No. 2 to Volume Purchase Agreement, dated November 29, 2005, and Amendment No. 3 to Volume Purchase Agreement, dated January 31, 2006, between the Company, Komag USA (Malaysia) Sdn., and Western Digital Technologies, Incorporated (incorporated by reference from Exhibit 10.10.1 filed with the Company’s Form 10-K for the year ended January 1, 2006).*
10.11		Media Supply Agreement dated July 4, 2005 between the Company, Komag USA (Malaysia) Sdn, and Seagate Technology International. (incorporated by reference from Exhibit 10.1 filed with the Company’s report on Form 10-Q for the quarter ended October 2, 2005).*
10.12		Form of Officer Employment Agreements (incorporated by reference from Exhibit 10.3 filed with the Company’s report on Form 10-Q for the quarter ended October 2, 2005).
10.13		Amendment to Stock Option Agreements, Amendment to Stock Purchase Agreements, Amended and Restated Notice of Grant of Stock Purchase Right, and Consulting Services Agreement, each dated February 15, 2006, between the company and Thian H. Tan (incorporated by reference from Exhibit 10.13 filed with the Company’s Form 10-K for the year ended January 1, 2006).
10.14		Volume Purchase Agreement dated March 31, 2006 between Hitachi Global Storage Technologies Singapore Pte., Ltd. And Komag USA (Malaysia) Sdn., and Komag, Incorporated (incorporated by reference from Exhibit 10.1 filed with the Company’s report on Form 10-Q for the quarter ended April 2, 2006).*
10.15		Executive Employment Agreement, dated August 1, 2006, between the Company and Timothy Harris (incorporated by reference from Exhibit 10.1 filed with the Company’s report on Form 10-Q for the quarter ended October 1, 2006).
10.16		Separation Agreement and Release dated October 3, 2006, between the Company and Michael Russak (incorporated by reference from Exhibit 10.2 filed with the Company’s report on Form 10-Q for the quarter ended October 1, 2006).
10.17		Consulting Agreement, dated October 3, 2006, between the Company and Michael Russak (incorporated by reference from Exhibit 10.3 filed with the Company’s report on Form 10-Q for the quarter ended October 1, 2006).
10.18		Second Amendment to Stock Option Agreements, dated October 3, 2006, between the Company and Thian H. Tan (incorporated by reference from Exhibit 10.4 filed with the Company’s report on Form 10-Q for the quarter ended October 1, 2006).
21		Subsidiaries of Komag, Incorporated.

Exhibit
Number	Description

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney. Reference is hereby made to the signature pages of this report.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

The Company agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt where the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company.

Item 15(c)	Financial Statement Schedule

See attached Schedule II.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on this 22nd day of February, 2007.

KOMAG, INCORPORATED

By:	/s/ Timothy D. Harris
Timothy D. Harris
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears herein constitutes and appoints Timothy D. Harris and Kathleen A. Bayless, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TIMOTHY D. HARRIS (Timothy D. Harris)	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2007

/s/ KATHLEEN A. BAYLESS (Kathleen A. Bayless)	Senior Vice President, Chief Financial Officer, and Secretary (Principal Financial Officer)	February 22, 2007

/s/ PAUL G. JUDY (Paul G. Judy)	Vice President, Corporate Controller, and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2007

/s/ PAUL A. BRAHE (Paul A. Brahe)	Director	February 22, 2007

/s/ CHRIS A. EYRE (Chris A. Eyre)	Director	February 22, 2007

/s/ RICHARD A. KASHNOW (Richard A. Kashnow)	Director	February 22, 2007

Signature	Title	Date

/s/ KENNETH R. SWIMM (Kenneth R. Swimm)	Director	February 22, 2007

/s/ DAVID G. TAKATA (David G. Takata)	Director	February 22, 2007

/s/ HARRY G. VAN WICKLE (Harry G. Van Wickle)	Director	February 22, 2007

/s/ DENNIS P. WOLF (Dennis P. Wolf)	Director	February 22, 2007

/s/ MICHAEL LEE WORKMAN (Michael Lee Workman)	Director	February 22, 2007

KOMAG, INCORPORATED

Schedule II — VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Year	Expenses	Deductions	of Year
(In thousands)

Year ended January 2, 2005
Allowance for doubtful accounts	$398	$(398)	$—	$—

Year ended January 1, 2006
Allowance for doubtful accounts	$—	$—	$—	$—

Year ended December 31, 2006
Allowance for doubtful accounts	$—	$—	$—	$—

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Komag, Incorporated (incorporated by reference from Exhibit 3.1 filed with the Company’s Form 10-Q filed on August 13, 2002), as amended by Certificate of Amendment of Amended and Restated Certificate of Incorporation of Komag, Incorporated (incorporated by reference from Exhibit 3.1 filed with the Company’s report on Form 10-Q filed for the quarter ended on July 2, 2006).
3.2		Bylaws of Komag, Incorporated (incorporated by reference from Exhibit 3.2 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.1		Form of Stock Certificate for Common Stock (incorporated by reference from Exhibit 4.1 filed with the Company’s Form 10-Q filed on August 13, 2002).
4.2		Form of Indenture by and between Komag, Incorporated and U.S. Bank National Association (incorporated by reference from Exhibit 4.8 filed with the Company’s Form S-3/A filed on January 15, 2004).
10.1		Lease Agreement (B10) dated May 24, 1996 between Sobrato Development Companies #871 and Komag, Incorporated (incorporated by reference from Exhibit 10.1.1.1 filed with the Company’s report on Form 10-K for the year ended January 2, 2005).
10	.1.1	Second Amendment to Lease (B10) dated December 17, 2004, between DIVCO West Properties and Komag, Incorporated (incorporated by reference from Exhibit 10.1.1.1 filed with the company’s report on form 10-K for the year ended January 2, 2005).
10.2		Form of Indemnification Agreement (incorporated by reference from Exhibit 10.2 filed with the Company’s report on Form S-1 on August 27, 2002).
10.3		Amended and Restated 2002 Qualified Stock Option Plan (incorporated by reference from Appendix A of the Company’s Proxy Statement filed with the Company’s Schedule 14A as filed on April 14, 2006).
10	.3.1	Komag, Incorporated 2002 Deferred Compensation Plan (incorporated by reference from Exhibit 10.4.2 filed with the Company’s report on Form S-1 on August 27, 2002).
10.4		Letter dated August 6, 2003 from the Malaysian Industrial Development Authority addressed to Komag USA (Malaysia) Sdn. extending the ‘‘Pioneer Status’’ of the Company’s thin-film media venture in Malaysia (incorporated by reference from Exhibit 10.5.2 filed with the Company’s report on Form 10-Q for the quarter ended September 28, 2003).
10	.4.1	Letter dated July 21, 2005 from the Malaysian Industrial Development authority addressed to Komag USA (Malaysia) Sdn. extending the ‘‘Pioneer Status” of the Company’s thin-film media venture in Malaysia (incorporated by reference from Exhibit 10.4.1 filed with the Company’s report on Form 10-K for the year ended January 1, 2006).
10.5		Business Agreement by and between the Company and Maxtor Corporation dated October 6, 2003 (incorporated by reference from Exhibit 10.7 filed with the Company’s Form S-3/A filed on December 9, 2003).*
10	.5.1	Addendum to Business Agreement between Maxtor, Inc. and Komag, Incorporated dated October 6, 2003, as amended on July 8, 2005 (incorporated by reference from Exhibit 10.2 filed with the Company’s report on Form 10-Q for the quarter ended October 2, 2005).*
10.6		Discretionary Bonus Plan (incorporated by reference from Exhibit 10.7 filed with the Company’s Form 10-K for the year ended January 2, 2005).
10.7		Bonus Plan (incorporated by reference from Exhibit 10.7 filed with the Company’s Form 10-K for the year ended January 1, 2006).
10	.7.1	Target Incentive Plan (incorporated by reference from Exhibit 10.7.1 filed with the Company’s Form 10-K for the year ended January 1, 2006).
10.8		Form of Notice of Grant of Stock Purchase Right — Employees (incorporated by reference from Exhibit 10.9 filed with the Company’s Form 10-K for the year ended January 2, 2005).
10	.8.1	Form of Notice of Grant of Stock Purchase Right — Officers and Directors (incorporated by reference from Exhibit 10.9.1 filed with the Company’s Form 10-K for the year ended January 2, 2005).
10.9		Form of Stock Option Agreement (incorporated by reference from Exhibit 10.10 filed with the Company’s Form 10-K for the year ended January 2, 2005).

Exhibit
Number		Description

10.10		Volume Purchase Agreement dated June 6, 2005 between the Company, Komag USA (Malaysia) Sdn, and Western Digital Technologies, Inc. as amended by Amendment No. 1 thereto dated July 22, 2005 (incorporated by reference from Exhibit 10.1 filed with the Company’s report on Form 10-Q for the quarter ended July 3, 2005).*
10	.10.1	Amendment No. 2 to Volume Purchase Agreement, dated November 29, 2005, and Amendment No. 3 to Volume Purchase Agreement, dated January 31, 2006, between the Company, Komag USA (Malaysia) Sdn., and Western Digital Technologies, Incorporated (incorporated by reference from Exhibit 10.10.1 filed with the Company’s Form 10-K for the year ended January 1, 2006).*
10.11		Media Supply Agreement dated July 4, 2005 between the Company, Komag USA (Malaysia) Sdn, and Seagate Technology International. (incorporated by reference from Exhibit 10.1 filed with the Company’s report on Form 10-Q for the quarter ended October 2, 2005).*
10.12		Form of Officer Employment Agreements (incorporated by reference from Exhibit 10.3 filed with the Company’s report on Form 10-Q for the quarter ended October 2, 2005).
10.13		Amendment to Stock Option Agreements, Amendment to Stock Purchase Agreements, Amended and Restated Notice of Grant of Stock Purchase Right, and Consulting Services Agreement, each dated February 15, 2006, between the company and Thian H. Tan (incorporated by reference from Exhibit 10.13 filed with the Company’s Form 10-K for the year ended January 1, 2006).
10.14		Volume Purchase Agreement dated March 31, 2006 between Hitachi Global Storage Technologies Singapore Pte., Ltd. And Komag USA (Malaysia) Sdn., and Komag, Incorporated (incorporated by reference from Exhibit 10.1 filed with the Company’s report on Form 10-Q for the quarter ended April 2, 2006).*
10.15		Executive Employment Agreement, dated August 1, 2006, between the Company and Timothy Harris (incorporated by reference from Exhibit 10.1 filed with the Company’s report on Form 10-Q for the quarter ended October 1, 2006).
10.16		Separation Agreement and Release dated October 3, 2006, between the Company and Michael Russak (incorporated by reference from Exhibit 10.2 filed with the Company’s report on Form 10-Q for the quarter ended October 1, 2006).
10.17		Consulting Agreement, dated October 3, 2006, between the Company and Michael Russak (incorporated by reference from Exhibit 10.3 filed with the Company’s report on Form 10-Q for the quarter ended October 1, 2006).
10.18		Second Amendment to Stock Option Agreements, dated October 3, 2006, between the Company and Thian H. Tan (incorporated by reference from Exhibit 10.4 filed with the Company’s report on Form 10-Q for the quarter ended October 1, 2006).
21		Subsidiaries of Komag, Incorporated.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
24		Power of Attorney. Reference is hereby made to the signature pages of this report.
31.1		Rule 13a-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a) Certification of Chief Financial Officer.
32		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.