Form 10-Q
period 2007-04-01
KOMAG INC /DE/
filed 2007-05-04
CIK 813347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended April 1, 2007
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
DURING THE PRECEEDING FIVE YEARS
     Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     On April 1, 2007, 27,757,689 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding.

INDEX
KOMAG, INCORPORATED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of the United States (US) federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions, anticipations, commitments, or strategies regarding the future that are forward-looking. These statements include those discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including “Results of Operations,” “Critical Accounting Policies,” and “Liquidity and Capital Resources,” and elsewhere in this report. These statements include statements concerning product development, product acceptance, product demand, product transition plans, shipping volumes, projected revenues, international revenues, pricing pressures, sales returns, gross profits, expenses, reserves, taxes, net income, capital spending and liquidity requirements.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
KOMAG, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006
Net sales	$264,666	$208,512
Cost of sales	205,660	149,419

Gross profit	59,006	59,093
Operating expenses:
Research, development, and engineering	16,499	15,075
Selling, general, and administrative	8,467	8,024
Gain on disposal of assets	(54)	(60)

	24,912	23,039

Operating income	34,094	36,054

Other income (expense):
Interest income	1,459	2,071
Interest expense	(511)	(441)
Other expense, net	(5)	(476)

	943	1,154

Income before income taxes	35,037	37,208
Provision for income taxes	2,060	971

Net income	$32,977	$36,237

Basic net income per share	$1.09	$1.22

Diluted net income per share	$0.99	$1.09

Number of shares used in basic per share computations	30,166	29,685

Number of shares used in diluted per share computations	33,811	33,499

See accompanying notes to condensed consolidated financial statements.

KOMAG, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	April 1, 2007	December 31, 2006
ASSETS

Current assets
Cash and cash equivalents	$191,458	$129,632
Short-term investments	62,000	41,500
Accounts receivable (less allowances of $2,427 and $2,326 respectively)	136,941	140,230
Inventories	159,601	104,181
Prepaid expenses and deposits	2,437	2,119

Total current assets	552,437	417,662
Property, plant, and equipment (net of accumulated depreciation of $244,616 and $219,388, respectively)	538,890	542,585
Deferred income taxes	5,712	7,346
Other assets	15,956	10,094

	$1,112,995	$977,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$148,769	$139,477
Customer advances	101,139	127,181
Accrued expenses and other current liabilities	15,651	25,412
Current portion of long-term debt	80,500	—

Total current liabilities	346,059	292,070
Long-term debt	250,000	80,500
Other long term liabilities	3,677	3,091

Total liabilities	599,736	375,661

Stockholders’ equity
Common stock, $0.01 par value per share:
Authorized - 120,000 shares
Issued and outstanding - 27,758 and 31,178 shares, respectively	278	312
Additional paid-in capital	252,030	283,679
Accumulated other comprehensive loss	(600)	(611)
Retained earnings	261,551	318,646

Total stockholders’ equity	513,259	602,026

	$1,112,995	$977,687

See accompanying notes to condensed consolidated financial statements.

KOMAG, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006
Operating Activities
Net income	$32,977	$36,237
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant, and equipment	25,562	14,476
Deferred income taxes	1,735	—
Tax provision charged to additional paid-in capital	—	810
Stock-based compensation	4,055	3,536
Non-cash interest charges	50	38
Other non-cash charges	143	116
Foreign exchange loss	1,781	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,316	(3,245)
Inventories	(55,420)	(18,517)
Prepaid expenses and deposits	(419)	428
Trade accounts payable	10,295	16,767
Customer advances	(26,042)	19,642
Accrued expenses and other liabilities	(9,478)	(11,555)
Other non-current assets	817	—

Net cash (used in) provided by operating activities	(10,628)	58,733

Investing Activities
Acquisition of property, plant, and equipment	(24,655)	(73,988)
Purchases of short-term investments	(55,200)	(36,850)
Proceeds from short-term investments	34,700	56,900
Proceeds from disposal of property, plant, and equipment	92	99
Other	6	(65)

Net cash used in investing activities	(45,057)	(53,904)

Financing Activities
Proceeds from issuance of long-term debt, net of issuance costs	243,235	—
Repurchase of common stock	(126,492)	(1,049)
Proceeds from sale of common stock	682	2,225

Net cash provided by financing activities	117,425	1,176

Effect of exchange rate changes on cash and cash equivalents	86	—

Increase in cash and cash equivalents	61,826	6,005
Cash and cash equivalents at beginning of period	129,632	99,984

Cash and cash equivalents at end of period	$191,458	$105,989

See accompanying notes to condensed consolidated financial statements.

KOMAG, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
April 1, 2007
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements include the accounts of Komag, Incorporated (the Company), a Delaware corporation, and its wholly-owned subsidiaries. These financial statements have been prepared in accordance with United States of America (US) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US generally accepted accounting principles. While the financial information furnished is unaudited, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the condensed consolidated financial position, operating results, and cash flows for the periods presented, have been included. Operating results for the three months ended April 1, 2007, are not necessarily indicative of the results that may be expected for the year ending December 30, 2007. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K.
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
     Fiscal Year: The Company uses a 52-53 week fiscal year ending on the Sunday closest to December 31. The Company’s 2007 fiscal year will include 52 weeks. The three-month reporting periods included in this report include 13 weeks.
     Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market, and consist of the following (in thousands):

	April 1, 2007	December 31, 2006
Raw materials	$130,992	$78,701
Work in process	17,368	15,900
Finished goods	11,241	9,580

	$159,601	$104,181

     Computation of Net Income Per Share: Basic net income per common share is computed by dividing income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing income available to common stockholders by the weighted-average number of shares and dilutive potential shares of common stock outstanding during the period. The dilutive effect of outstanding options and unvested common stock reflected in diluted net income per share by application of the treasury stock method. The dilutive effect of outstanding contingently convertible debt is reflected in diluted net income per share by application of the if-converted method. Interest expense related to the contingently convertible debt is an adjustment to income available to common stockholders for the diluted net income per share calculation.
     The following table sets forth the computation of net income per share. The table is in thousands, except per share amounts.

	Three Months Ended
	April 1, 2007	April 2, 2006
Numerator for basic net income per share:
Net income as reported	$32,977	$36,237

Numerator for diluted net income per share:
Net income as reported	$32,977	$36,237
Interest adjustment related to contigently convertible debt	511	441

	$33,488	$36,678

Denominator for basic net income per share:
Weighted average shares outstanding	30,166	29,685

Denominator for diluted net income per share:
Weighted average shares outstanding	30,166	29,685
Effect of dilutive securities:
Shares under contingently convertible debt	3,286	3,049
Stock options	164	473
Unvested common stock	195	292

	33,811	33,499

Basic net income per share	$1.09	$1.22

Diluted net income per share	$0.99	$1.09

     Recent Accounting Pronouncements: In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 provides guidance on recognition and measurement of uncertainties in income taxes and is applicable for fiscal years beginning after December 15, 2006. The Company adopted this pronouncement beginning in fiscal year 2007. The adoption of FIN 48 had no material effect on the Company’s financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements and is applicable for fiscal years beginning after November 15, 2007. The Company has not yet completed the evaluation or determined the impact of adopting SFAS 157.
Note 2. Common Stock
     The Company repurchased and retired 3.8 million shares of Company common stock at a share price of $32.76, for a total cost of $125.0 million, in March 2007. This share repurchase was part of a March 2007 share repurchase authorization by the board of directors for an amount up to $200 million. The Company expects to repurchase additional shares from time to time under this authorization. The Company immediately retired the shares repurchased, which decreased additional paid-in capital and retained earnings by $34.9 million and $90.1 million, respectively, in the three months ended April 1, 2007. In addition, the Company has made periodic repurchases of common stock in connection with an employee stock plan.
Note 3. Concentration of Customer, Supplier, and Geographic Risk
     The following table reflects the percentage of the Company’s net sales by major customer (2):

	Three Months Ended
	April 1, 2007	April 2, 2006
Seagate Technology	37%	39%
Western Digital Corporation	37%	35%
Hitachi Global Storage Technologies (1)	21%	22%

(1)	Includes sales to Hitachi Global Storage Technologies’ contract manufacturer.

(2)	Total revenue used to calculate the customer concentration percentage excludes the sale of approximately $11.2 million of precious metal inventory in the first quarter of 2007.
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
     A majority of the Company’s long-lived assets is located at its Malaysian manufacturing facilities. These assets totaled $503.3 million as of April 1, 2007, and $506.2 million as of December 31, 2006. The majority of the Company’s sales is delivered to manufacturing facilities located in Asia.

Note 4. Accrued Expenses and Other Current Liabilities
     The following table (in thousands) summarizes accrued expenses and other liabilities balances at April 1, 2007 and December 31, 2006:

	April 1, 2007	December 31, 2006
Accrued compensation and benefits	$12,586	$22,481
Other current liabilities	3,065	2,931

	$15,651	$25,412

Note 5. Customer Advances
     The Company has supply agreements with each of its major customers. Under the supply agreements, the Company supplies certain media volumes subject to the terms and conditions of the agreements. The customers are required to pay certain advances covering future purchases of media from the Company. The customer advances, which totaled $101.1 million and $127.2 million as of April 1, 2007 and December 31, 2006, respectively, are to be repaid to the customers based on a specified dollar amount per disk purchased. During the three months ended April 1, 2007, customer advances repaid to customers were $26.2 million, and additional customer advance payments were $0.1 million. The agreements generally provide for repayment at the end of the term of the agreement if not fully paid by credits applied to purchases. The terms of the current arrangements expire on various dates through December 2009.
Note 6. Debt
Conversion of Convertible Subordinated Notes due 2024
     On March 28, 2007, the Company called for redemption on April 17, 2007, all $80.5 million of then outstanding principal amount of its 2.0% Convertible Subordinated Notes due 2024 (the Notes). All of the Notes were converted into common stock in April 2007. In accordance with the terms of the Notes, each $1,000 principal amount of the Notes was converted into 37.8788 shares of the Company’s common stock. The Company did not incur any gains or losses as a result of the conversion.
Convertible Subordinated Notes due 2014
     On March 28, 2007, the Company completed an offering of $250 million of 2.125% Convertible Subordinated Notes (the New Notes). The New Notes mature on April 1, 2014, bear interest at a rate of 2.125% per annum, and require semiannual interest payments beginning on October 1, 2007. The New Notes may be converted, at the option of the holder, into shares of the Company’s common stock based upon a base conversion rate of 17.2414 shares of common stock per $1,000 principal amount of the notes. The conversion rate is equivalent to a base conversion price of approximately $58.00 per share and is subject to adjustment in certain dilution events. If at the time of conversion, the Company’s common stock price exceeds the base conversion price, holders will receive up to an additional 13.2836 shares of common stock per $1,000 principal amount of the notes, as determined pursuant to a specified formula.

     Upon the occurrence of a fundamental change of the Company (which would generally include a change of control (including of our board of directors), liquidation or dissolution of the Company or the failure of our shares to be listed on a national securities exchange or other trading market), holders may require the Company to repurchase some or all of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. Also, if a fundamental change occurs, the Company may be required in certain circumstances to increase the conversion rate for any notes converted in connection with such fundamental change by a specified number of shares of our common stock.
     There are no financial covenants or guarantees and there is no collateral associated with the New Notes. In connection with the issuance of the New Notes, the Company incurred approximately $6.8 million of loan issuance fees. The loan issuance fees, which are included in other assets on the condensed consolidated balance sheet, are being amortized on a straight-line basis over the 7-year maturity of the New Notes. On April 1, 2007, unamortized loan fees were $6.8 million.
Note 7. Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. Total unrecognized income tax benefits at the date of adoption were $0.7 million and remained unchanged from the amount of the Company’s pre-implementation income tax contingency reserves. The unrecognized income tax benefits, if realized, will not affect the annual effective tax rate but will be credited to additional paid in capital.
     Unrecognized tax benefits are expected to decrease by $0.2 million within the next 12 months due to the anticipated lapse of an applicable statute of limitation.
     Interest and penalties related to unrecognized income tax benefits will be accrued in interest expense and selling, general and administrative expense, respectively. The Company has not accrued interest or penalties as of the date of adoption because they are not applicable.
     The Company and its subsidiaries file income tax returns in the U.S., California, the Netherlands and Malaysia. The tax years 2000 to 2006 remain open to examination by the major taxing jurisdictions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I. Financial Information, Item 1. Condensed Consolidated Financial Statements of this report.
     The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business, including but not limited to: our belief that we are a leading independent supplier of disks; our belief that we have developed a deep understanding of market needs and market trends in the disk drive market; our belief that our manufacturing and technology development programs provide us with competitive advantages in maintaining and growing our market share; our belief that we have developed strong relationships with many of the leading disk drive manufacturers; our belief that our manufacturing operations, together with our experience in the industry and our economies of scale, provide us with timing and cost advantages in delivering consistently high-quality products to our customers in high volumes; our plan to continue to generate cash from our operations for the remainder of 2007 and beyond; our expectation that our sales will be down in the second quarter of 2007 compared to the first quarter of 2007; our belief that we will continue to investigate areas where we can expand our presence in the disk market; our belief that we have implemented strong product development and product transition plans, including with respect to our PMR product transition plans; and our belief that the estimates and judgments made regarding future events in connection with the preparation of our financial statements are reasonable. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” and similar expressions. In addition, forward-looking statements include, but are not limited to, statements about our beliefs, estimates, or plans about our ability to maintain low manufacturing and operating costs and costs per unit, our ability to estimate sales, shipping volumes, pricing pressures, returns, reserves, demand for our disks, selling, general, and administrative expenses, taxes, research, development, and engineering expenses, spending on property, plant, and equipment, expected sales of disks and the market for disk drives generally and certain customers specifically, and our beliefs regarding our liquidity needs.
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

Results of Operations
Overview
     Komag, Incorporated was incorporated in Delaware in 1983. We are headquartered in San Jose, California. All of our manufacturing facilities are located in Malaysia.
     We design, manufacture and market thin-film media (disks), which are incorporated into disk drives. Disks, such as the ones we manufacture, serve as a primary storage medium for digital data. Our net sales are primarily driven by the level of demand for disks by disk drive manufacturers and the average selling prices of our disks. Demand for our disks is dependent on a number of factors, including the growth in the disk drive market, the growth of storage capacity in disk drives, which affects the number of disks needed per drive, and the number of disks our customers purchase from external suppliers or produce for internal use. Average selling prices are dependent on overall supply and demand for disks and our product mix.
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
     We sold approximately 39.8 million disks in the first quarter of 2007. We expect net sales (excluding sales of precious metals inventory in the first quarter of 2007) in the second quarter of 2007 will decline 8-10% compared to the first quarter of 2007. Based on reduced volume, we expect that our capacity will be less fully utilized than it was in the first quarter of 2007. The reduced production volume, the mix between finished media and substrate sales, and the higher cost associated with PMR products is expected to result in sequentially lower gross and net margin percentages in the second quarter of 2007.
     We have begun a significant product transition to more advanced, perpendicular magnetic recording media (PMR) technology. This is an important and substantial product undertaking for us, and, if not effectively implemented, may have a material adverse impact on our results of operations. Our PMR media products require greater quantities of precious metals like ruthenium, compared to our LMR media products. This has led to a significant increase in the level of our precious metal inventory. Ruthenium has at times been in scarce supply leading to increasing prices and price volatility. Though the price of ruthenium has recently stabilized, it may be volatile in the future. We believe we have secured sufficient supply of ruthenium to support our PMR product requirements. We continue to work internally and with our suppliers to reduce our ruthenium requirements through product design modifications and efficiencies in manufacturing processes.
     A majority of our sales, expense and capital purchasing activities is transacted in US dollars. However, a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit). In July 2005, Malaysia removed its currency peg to the US dollar in favor of a managed float system. Changes in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. Foreign exchange gains and losses are reported in Cost of Sales.

     The following discussion compares the results of operations for the three months ended April 1, 2007, to the results of operations for the three months ended April 2, 2006. To facilitate an understanding of this discussion, we have provided the following table. The table (in thousands) reflects income statement components for the first quarter of 2007 and 2006, and also reflects income statement components as a percentage of net sales.

	Three Months Ended
	April 1, 2007		April 2, 2006
Net sales	$264,666	100.0%	$208,512	100.0%
Cost of sales	205,660	77.7%	149,419	71.7%

Gross profit	59,006	22.3%	59,093	28.3%

Research, development, and engineering	16,499	6.2%	15,075	7.2%
Selling, general, and administrative expense	8,467	3.2%	8,024	3.8%
Gain on disposal of assets	(54)	(0.0%)	(60)	(0.0%)
Interest income	1,459	0.6%	2,071	1.0%
Interest expense	(511)	(0.2%)	(441)	(0.2%)
Other expense, net	(5)	(0.0%)	(476)	(0.2%)
Provision for income taxes	2,060	0.8%	971	0.5%

Net income	$32,977	12.5%	$36,237	17.4%

Net Sales
     Consolidated net sales of $264.7 million in the first quarter of 2007 were 27.0% higher than consolidated net sales of $208.5 million in the first quarter of 2006. Finished unit sales increased to 39.8 million in the first quarter of 2007 from 31.9 million in the first quarter of 2006. The increase in consolidated net sales primarily reflected the increase in our sales volume due to higher demand in the industry. Our average selling price (ASP) decreased approximately 4.5% in the first quarter of 2007 compared to the first quarter of 2006. This decrease in our ASP primarily reflected a product mix weighted more toward older products with lower ASP’s in the first quarter of 2007.
     Other disk sales, which generally include single-side disks, aluminum substrate disks, plated disks, textured disks and polished disks, were $36.5 million in the first quarter of 2007, compared to $25.8 million in the first quarter of 2006. Disk substrate sales vary from period to period based on customer requirements. Additionally, we had sales of approximately $11.2 million from the sale of precious metal inventory in the current quarter. No such sales occurred in the first quarter of 2006.
     Finished disk shipments for desktop and consumer applications together represented 100% of our unit shipment volume in the first quarter of 2007 compared to 93.0% in the first quarter of 2006. The remaining finished disk shipments in the first quarter of 2006 were for enterprise drives.

     Sales of 160 GB and above per platter disks increased to 40.6% of net sales in the first quarter of 2007, compared to 3.9% of net sales in the first quarter of 2006. The increase reflected customer migration to higher storage densities.
     In the first quarter of 2007, sales to Seagate Technology (Seagate), Western Digital Corporation (Western Digital) and Hitachi Global Storage Technologies (HGST) (including sales to HGST’s contract manufacturer, Excelstor), accounted for 35%, 36% and 20%, respectively, of our total net sales. Excluding the sale of approximately $11.2 million of precious metal inventory in the first quarter of fiscal 2007 from net sales, Seagate, Western Digital and HGST accounted for 37%, 37% and 21%, respectively. In the first quarter of 2006, sales to Seagate, Western Digital and HGST, accounted for 39%, 35% and 22%, respectively, of our total net sales. Our sales are concentrated among a few customers. We expect to continue to derive a substantial portion of our sales from these customers, and from a small number of other customers. The customers are required to pay certain advances to us covering future purchases of media from us. The customer advances, which totaled $101.1 million and $127.2 million as of April 1, 2007 and December 31, 2006, respectively, are to be repaid to the customers based on a specified dollar amount per disk purchased.
Gross Profit
     For the first quarter of 2007, we achieved a gross profit percentage of 22.3% which decreased 6.0 percentage points compared to 28.3% for the first quarter of 2006. Excluding the sale of precious metal for the quarter, the gross profit percentage would have been 21.3%. A decrease in the average sales price accounted for a decrease of 3.5 percentage points and increased manufacturing costs accounted for a decrease of 3.5 percentage points.
Research, Development, and Engineering Expenses
     Research, development and engineering (R&D) expenses of $16.5 million in the first quarter of 2007 were $1.4 million higher than the $15.1 million incurred in the first quarter of 2006. The higher R&D costs reflects development activities associated with our advanced perpendicular magnetic recording media (PMR) products, higher stock-based compensation expense of $0.5 million, offset by a $1.0 million lower incentive compensation expense.
Selling, General, and Administrative Expenses
     Selling, general and administrative (SG&A) expenses of $8.5 million in the first quarter of 2007 were $0.5 million higher than the $8.0 million incurred in the first quarter of 2006. The increase primarily reflected increased costs to support the increase in business volume, net of lower incentive compensation of $0.4 million.
Interest Expense
     Interest expense consisted primarily of interest on our $80.5 million, 2% Convertible Subordinated Notes, which were issued on January 28, 2004. Interest expense will increase in the second quarter of 2007 due to the issuance of our new $250.0 million 2.125% Convertible Subordinated Notes, which were issued on March 28, 2007. The increase will be partially mitigated by the conversion to common stock of the $80.5 million notes in April 2007.

Tax provision
     Our income tax rate for the first quarter of 2007 was 5.9%, and we expect a similar annual effective income tax rate. Our income tax rate for the first quarter of 2006 was 2.6%. Our overall tax rate is lower than the statutory rates because of the tax holiday granted to our Malaysian subsidiary. Our manufacturing facilities, which are located in Malaysia, have been granted various tax holidays with varying expiration dates. In July 2005, the Malaysian government agreed to reset the expiration dates of the existing tax holidays to December 2006 and approved a new, 10-year tax holiday covering all of our Malaysian operations. The new tax holiday commenced in January 2007 and expires in December 2016.
Critical Accounting Policies
     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. We regularly evaluate our estimates, including those related to our net sales, valuation of inventories, commitments and contingencies, income taxes, stock based compensation, incentive compensation and asset impairments. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ significantly from those estimates if our assumptions are incorrect. We believe that the following discussion addresses our most critical accounting policies. These policies are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
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
     Since estimated sales returns are recorded as a reduction in net sales, any significant difference between our estimated and actual experience or changes in our estimate would be reflected in our reported revenues in the period we determine that difference. There were no significant changes from the prior quarter estimates in the first quarter of 2007.
Inventory Obsolescence
     Our policy is to provide for inventory obsolescence based upon an estimated obsolescence percentage applied to the inventory based on age, historical trends, and requirements to support forecasted sales. In addition, and as necessary, we may provide additional charges for future known or anticipated events. There were no significant changes from the prior quarter estimates in the first quarter of 2007.

Provision for Income Tax and Valuation Allowance
     We account for income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our consolidated financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses, credits, as well as other temporary differences between financial and tax accounting. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against those net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will be realized.
     In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007 and the adoption did not affect the Company’s financial statements.
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
     The fair values of all stock options granted were estimated using the Black-Scholes-Merton option pricing model. The Black-Scholes-Merton model requires the input of highly subjective assumptions such as risk-free interest rates, volatility factor of the expected market price of our common stock and the weighted-average expected option life. The expected volatility factor used to value stock options was based on the historical volatility of the market price of the Company’s common stock over a period equal to the estimated weighted average life of the options. The weighted average life of the options was estimated based on an evaluation of the vesting term, contractual life, and historical and expected exercise behavior. We base the risk-free interest rate on zero coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term of the options.

Liquidity and Capital Resources
     As of April 1, 2007, we had $253.5 million in cash, cash equivalents and short-term investments, which reflects an $82.3 million increase during the quarter. The increase primarily reflected $243.2 million in net proceeds from our debt offering, offset by $126.5 million used to repurchase common stock, a $10.6 million decrease resulting from our operating activities and $24.7 million of spending on property, plant, and equipment. The primary components of this change included the following:
•	net income of $33.0 million, net of non-cash depreciation and amortization of property, plant and equipment of $25.6 million and other non-cash charges, of $7.8 million;

•	an accounts receivable decrease of $3.3 million, which primarily reflected faster collections;

•	an inventory increase of $55.4 million, which primarily reflected increased precious metal inventory to support the transition of technology to PMR;

•	an accounts payable increase of $10.3 million;

•	a net decrease in customer advances of $26.0 million, which primarily reflected repayments of advances to customers; and

•	an accrued expenses and other liabilities decrease of $9.5 million, which primarily reflected payments of incentive compensation accruals.
     Our total capital spending in the first three months of 2007 was $21.9 million (on an accrual basis), and included capital expenditures to improve our capability to manufacture our advanced PMR products, for projects designed to improve yield and productivity and a new enterprise resource planning system expected to be implemented in the second quarter of 2007. For fiscal year 2007, we plan to spend approximately $100 million on property, plant, and equipment to support these projects.
     As of April 1, 2007, we had $80.5 million of 2% Convertible Subordinated Notes (the Notes) outstanding. In April 2007, holders of the Notes converted their Notes into shares of our common stock. We did not incur any gains or losses as a result of the conversion.
     In connection with the conversion of the Notes, the Company issued 3,049,234 shares of its common stock. These 3,049,234 shares of common stock have been included in the number of diluted shares outstanding for the earnings per share calculation since the 2.0% Notes were issued in 2004. As such, the conversion of the Notes into shares of common stock will not further impact the number of diluted shares outstanding in the future.
     On March 28, 2007, we completed an offering of $250 million of 2.125% Convertible Subordinated Notes (the New Notes). The New Notes mature on April 1, 2014, bear interest at a rate of 2.125% per annum, and require semiannual interest payments beginning on October 1, 2007. The New Notes may be converted, at the option of the holder, into shares of our common stock based upon a base conversion rate of 17.2414 shares of common stock per $1,000 principal amount of the notes. The conversion rate is equivalent to a base conversion price of approximately $58.00 per share and is subject to adjustment in certain dilution events. If at the time of conversion, the Company’s common stock price exceeds the base conversion price, holders will receive up to an additional 13.2836 shares of common stock per $1,000 principal amount of the notes, as determined pursuant to a specified formula. Upon the occurrence of a fundamental change of the Company (which would generally include a change of control (including of our board of directors), liquidation or dissolution of the Company or the failure of our shares to be listed on a national securities exchange or other trading market), holders may require us to repurchase some or all of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. Also, if a fundamental change occurs, we may be required in certain circumstances to increase the conversion rate for any notes converted in connection with such fundamental change by a specified number of shares of our common stock. There are no financial covenants, guarantees, or collateral associated with the New Notes.
     The Company repurchased and retired 3.8 million shares of Company common stock at a share price of $32.76, for a total cost of $125.0 million, in March 2007. This share repurchase was part of a March 2007 share repurchase authorization by the board of directors for an amount up to $200 million. The Company expects to repurchase additional shares from time to time under this authorization. The Company immediately retired the shares repurchased, which decreased additional paid-in capital and retained earnings by $34.9 million and $90.1 million, respectively, in the three months ended April 1, 2007.
     We have arranged bank guarantees of Malaysian ringgit 29.5 million (approximately $8.5 million) which are required by Malaysian utility companies and other Malaysian vendors. There is no expiration date on the bank guarantees. No interest will be charged on the bank guarantees, but there is a commission charge ranging between 0.05% and 0.10% on the amount of bank guarantee utilized. As of April 1, 2007, there were no liabilities outstanding related to the bank guarantees.
     We lease our research and administrative facility in San Jose, California under an operating lease, which expires in 2014. Additionally, we lease certain equipment under operating leases. These leases expire on various dates through 2011. We have no capital leases.
     As of April 1, 2007, our long-term debt obligations, operating lease obligations, and unconditional purchase obligations were as follows (in thousands):

	Remainder
	of
	2007	2008	2009	2010	2011	Thereafter	Total
Long-Term Debt Obligations	$80,500	$—	$—	$—	$—	$250,000	$330,500
Operating Lease Obligations	1,642	2,065	3,162	3,152	3,145	10,100	23,266
Unconditional Purchase Obligations (1)	2,097	2,632	2,632	2,632	2,609	9,295	21,897

Total Contractual Cash Obligations	$84,239	$4,697	$5,794	$5,784	$5,754	$269,395	$375,663

(1)	Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding, and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable pricing provisions; and the approximate timing of the transactions. The amounts are based on our contractual commitments.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short-term debt instruments and auction rate preferred securities, which are accounted for as cash equivalents or short-term investments, depending on the period of time from the purchase date to the maturity date. The fair value of these securities approximated their carrying amounts at April 1, 2007.
     We are exposed to foreign currency exchange rate risk. A majority of our sales, expense, and capital purchasing activities is transacted in U.S. dollars. However, a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit). Changes in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. In the first three months of 2007, our U.S. dollar-equivalent spending on payroll, manufacturing and operating expenses, and raw materials and capital purchases that were denominated in ringgit was approximately $70.3 million. Additionally, in the first three months of 2007, we paid approximately $42.1 million denominated in ringgit to a Malaysian supplier for raw materials purchases, based on a cost plus a percentage arrangement. The Malaysian supplier incurs certain costs denominated in ringgit; therefore, any change in the valuation of the ringgit could impact the cost per unit we pay for such raw materials. As of April 1, 2007, we held approximately $20.8 million (ringgit 71.8 million) of cash and cash equivalents that were denominated in ringgit. In the second quarter of 2007, we commenced hedging a portion of our ringgit based spending to help mitigate short term exposure to fluctuations of the currency.
     In 2007, we entered into a supply agreement for the purchase of precious metal inventory. Under the supply agreement we are committed to purchase certain quantities of precious metals in 2007 at the supplier’s cost for the metal. In addition, we have various other purchase commitments for precious metals in 2007. In the first quarter of 2007, we sold a portion of our precious metal from inventory for approximately $11.2 million. We continually evaluate our level of precious metal inventory and may have additional sales of precious metal inventory in future periods.
     As of April 1, 2007, we had $330.5 million in convertible subordinated notes outstanding. In April 2007, $80.5 million of the notes were converted into shares of our common stock. The remaining $250 million in convertible subordinated notes bear interest at a fixed annual interest rate of 2.125% and mature in April 2014. A hypothetical 100 basis point increase in interest rates would result in approximately $2.5 million of additional interest expense each year.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of April 1, 2007, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a — 15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that, as of April 1, 2007, our disclosure controls and procedures were effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner.
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
Changes in Internal Control Over Financial Reporting
     There has been no change in Komag’s internal control over financial reporting during its first fiscal quarter ended April 1, 2007 that has materially affected, or is reasonably likely to materially affect, Komag’s internal control over financial reporting.
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
Risks Related to Our Business
Our business is concentrated in the disk drive market, so downturns in the disk drive manufacturing market and related markets may decrease our sales and margins, which would materially and adversely affect our business.
     Our business is concentrated in the disk drive market, so the market for our products depends on the economic conditions affecting the disk drive manufacturing market and related markets. Our products are incorporated into disk drives manufactured by our customers for the desktop personal computer market as well as the enterprise storage systems market and consumer electronic device market. Historically, it has been very difficult to achieve and maintain profitability and revenue growth in the disk drive industry because the average selling price of a disk drive rapidly declines over its commercial life as a result of technological enhancement, productivity improvement and increases in supply. In addition, intense price competition among personal computer manufacturers also tends to cause the average selling price of a disk drive to decline even further. Because of the concentration of our products in the disk drive market, which we expect to continue, our business is linked to the success of this market, so any downturns in the disk drive market and related markets may decrease our sales and margins, which would materially and adversely affect our business.
The disk drive market in which our business is concentrated is seasonal and cyclical, so it is difficult to predict our sales and margins, which could make our stock price more volatile.
     The disk drive market in which our business is concentrated has historically been seasonal and cyclical, and has experienced periods of oversupply and reduced production levels, resulting in significantly reduced demand for disks and pricing pressures. The effect of these cycles on suppliers like us historically has been magnified by disk drive manufacturers’ practice of ordering components, including disks, in excess of their needs during periods of rapid growth, thereby increasing the severity of the drop in the demand for components during periods of reduced growth or contraction. Further, downturns in the disk drive market may cause disk drive manufacturers to delay or cancel projects, reduce their production, or reduce or cancel orders for our products. This, in turn, may lead to longer sales cycles, delays in payment and collection, pricing pressures, and unused capacity, causing us to realize lower revenues and margins and causing our operating results to suffer. For example, during the third quarter of 2006, disk drive manufacturers appear to have overbuilt product, which resulted in an excess supply of disk drives. Due to these factors, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us. This increases the chance that our sales and margins could be lower than the expectations of investors and analysts, which could make our stock price more volatile.
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
     We are underway on a significant product transition program from longitudal magnetic recording (LMR) to advanced perpendicular magnetic recording media (PMR) products. This is an important and substantial product undertaking for us, and presents many operational challenges. For example, for both internal and external reasons, we may not be able to complete our PMR product transition plans quickly enough in order for us to compete effectively against our competitors. Internally, we may be unable to increase production of PMR products in a timely manner. Externally, we may face shortages or unexpected price increases in critical supplies, such as the precious metals necessary for the manufacture of our PMR products. In addition, our product transition plans will require us to dedicate significant financial and management resources, and if we fail to effectively manage and utilize these resources, we would not be able to compete effectively. If any of the risks occur and we are not able to effectively implement our product transition plans, our operating results will suffer.
If we are unable to minimize the use of precious metals in our products and the price and scarcity of these precious metals continue to increase, our ability to transition to PMR products could be delayed or eliminated.
     The manufacture of our PMR products currently requires the use of precious metals, such as platinum and ruthenium. These precious metals, particularly ruthenium, have previously experienced a significant increase in price and, at times, have become difficult to acquire. If we are unable to replace or minimize the use of ruthenium in our PMR products and cannot obtain sufficient quantities of ruthenium at commercially reasonable prices, as an initial matter, our ability to transition over to the manufacture of our PMR products may be slowed. If there are shortages in ruthenium supply and the price of ruthenium rises, we could experience the following adverse effects:
•	our PMR products could become more expensive and therefore less competitive than alternative or existing technologies regardless of technological superiority; or

•	our PMR products could simply become unsustainably expensive to manufacture, which would require us to abandon the development of PMR products and cause us to sell more LMR products.
Because we depend on a limited number of suppliers, if for any reason we are unable to obtain adequate supplies of high quality materials or equipment, our production, operating results and growth potential could be harmed.
     We rely on a limited number of qualified suppliers for some of the materials and equipment used in our manufacturing processes, including aluminum blanks, aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. For example, Kobe Steel, Ltd. is our primary supplier of aluminum substrate blanks, which is a fundamental component in producing our disks. We also rely on Heraeus Incorporated and Williams Advanced Materials, Incorporated for a substantial quantity of our sputtering target requirements. OMG Fidelity, Incorporated (OMG Fidelity) currently supplies 100% of our requirements for nickel plating solutions through a volume purchase agreement that is set to expire on July 1, 2007. We are engaged in ongoing negotiations with OMG Fidelity regarding a new supply agreement and we are simultaneously seeking to qualify alternative suppliers. We cannot guarantee that we will be able to negotiate new supply arrangements with OMG Fidelity on acceptable terms, or at all. If we are unable to procure our supply needs from OMG Fidelity for any reason and cannot qualify alternative suppliers to fully replace our requirements for nickel plating solutions by the time our existing volume purchase agreement expires on July 1, 2007, then we will be unable to meet our manufacturing obligations and our results of operations and business will be substantially harmed.
     As a result of increased worldwide demand, the supply of sputtering target precious metal materials and related target manufacturing, capacity has been constrained recently, resulting in longer lead times and limited product allocations from certain target suppliers. The increasing demand for many of these materials provides our sole-source suppliers with additional bargaining power. Further, the production cycle for certain sputter target supplies is lengthy, requiring us to significantly increase inventories of precious metals to support the production ramp of our PMR media decreasing our operating cash flow. We have also entered into volume purchase commitments for precious metals. If we have not accurately forecasted our requirements for these precious metals, we may have excess or insufficient supplies. If we have excess supplies of precious metals we may not be able to sell the excess in a timely manner or without incurring a loss. If we have insufficient supplies of precious metals we may be required to slow our transition plans to PMR. If one or more of these materials were to become unavailable or available in reduced quantities and we were not able to find an alternative supplier for that material, in addition to the risks delineated above with respect to ruthenium in particular, we could experience the following adverse effects to our business in general:
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
     We sell our products to a limited number of customers. Our customers are disk drive manufacturers. Because of our small customer base, the loss of any one significant customer would materially and adversely affect our business and sales. In addition, if our current customers do not continue to place orders with us or if we are unable to obtain orders from new customers, our business and sales will likewise suffer. A relatively small number of disk drive manufacturers dominate the disk drive market. We expect that the success of our business will continue to depend on a limited number of customers. In the first quarter of 2007, 37% of our media and substrate sales were to Western Digital, 37% were to Seagate and 21% were to HGST. If any one of our significant customers reduces its disk requirements, cancels existing orders, develops or expands capacity to produce its own disks, or requires us to reduce our prices before we are able to reduce costs, and we are unable to replace these orders with sales to new customers, our sales would be reduced and our business, financial condition, and operating results would suffer. Our ability to maintain strong relationships with our significant customers is essential to our future performance.
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
     We have entered into strategic supply agreements, including certain amendments to these agreements, with each of our major customers that require us to meet certain production volume goals. In addition, under the terms of these supply agreements, our customers are required to pay certain advances to us covering future purchases of media from us. The customer advances, which totaled $101.1 million as of April 1, 2007, are to be repaid to our customers based on a specified dollar amount per disk on future purchases. Pursuant to these agreements, monies have been advanced to us to help fund the expansion of our capacity, and if we fail to meet the agreed upon volume goals, due to our inability to meet product specifications or timetables required by our customers for delivery, we may need to refund some of our customer advances. In addition, the agreements generally provide for repayment of the advances at the end of the term of the agreement if the advances are not fully paid based on purchases. The terms of the current arrangements expire on various dates through December 2009. Our inability to successfully and competently perform our obligations under our agreements may cause us to incur substantial costs and expenses, and would have a material adverse effect on our business and financial condition.
Our failure to timely and efficiently transition our enterprise resource planning software from the system we currently use to a new system, could adversely affect our business and financial results.
     We use enterprise resource planning software in the operation of our business and maintenance of business and financial data related to our daily operations. We are in the process of transitioning to new resource planning software during 2007, with initial implementation planned in the second quarter. We may experience unexpected difficulties in transitioning to the new software, including difficulties related to the failure or inefficient operation of the new software. Such difficulties or failures could result in our inability to access business and financial information stored on the system or the loss of such information and the inability to report our financial results on a timely basis. Any inability to access, or loss of, such information as a result of the transition or otherwise could affect our daily operations, including our ability to ship products and invoice our customers, which could have a significant adverse impact on our business and financial results.

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
     Additionally, because a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit), we are particularly sensitive to any change in the foreign currency exchange rate for the ringgit. Changes in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. In the first three months of 2007, our spending on payroll, manufacturing, and operating expenses, and raw materials and capital purchases that were denominated in ringgit was approximately $70.3 million. Additionally, in the first three months of 2007, we paid approximately $42.1 million US dollars to a Malaysian supplier for raw materials purchases, based on a cost plus a percentage arrangement. This Malaysian supplier incurs certain costs that are denominated in ringgit; therefore, any change in the valuation of the ringgit could materially impact the cost per unit we pay for such raw materials. Furthermore, our ability to transfer funds from our Malaysian operations to the US is subject to Malaysian rules and regulations.
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
          We cannot forecast with certainty the impact of these and other factors on our sales and operating results in any future period. Our expense levels are based, in part, on expectations as to future sales. Many of our expenses are relatively fixed and difficult to reduce or modify. The fixed nature of our operating expenses will magnify any adverse effect of a decrease in revenue on our operating results. Because of these and other factors, period to period comparisons of our historical results of operations are not a good predictor of our future performance. If our future operating results are below the expectations of stock market analysts, our stock price may decline. Our ability to predict demand for our products and our financial results for current and future periods may be affected by economic conditions. This may adversely affect both our ability to adjust production volumes and expenses and our ability to provide the financial markets with forward-looking information. If our sales levels are below expectations, our operating results are likely to suffer.

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
     In the first quarter of 2007, we completed a private $250 million convertible subordinated notes offering. Debt service obligations arising from the offering of our convertible subordinated notes could limit our ability to borrow more money for operations and implement our business strategy in the future.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about the repurchase of our common stock during the quarter ended April 1, 2007:

			Total
			Number of
			Shares	Maximum Number
			Purchased	(or Approximate
			as Part of	Dollar Value)
	Total	Average	Publicly	of Shares
	Number of	Price	Announced	that May Yet Be
	Shares	Paid per	Plans or	Purchased under the
Period	Purchased (1)	Share	Programs	Plans or Programs
January 1 to January 28	23,498	$36.37	—	—
January 29 to February 25	20,521	$32.10	—	—
February 26 to April 1	3,826,687	$32.76	3,815,000	$75,020,600

Total	3,870,706	$32.78	3,815,000	$75,020,600

(1)	Includes shares repurchased from certain of our officers pursuant to net share tax settlement transactions upon the vesting of shares of restricted common stock held by such officers as well as stock repurchased under the authorized stock repurchase program.

ITEM 6. Exhibits

10.1	Agreement dated January 1, 2007 by and between Williams Advanced Materials, Incorporated and Komag, Incorporated.*

10.2	Amendment No. 1 to Media Supply Agreement dated February 23, 2007 between Komag USA (Malaysia) Sdn. and Komag, Incorporated and Seagate Technology International.*

10.3	Substrate Product Supply Agreement dated February 23, 2007 between Komag USA (Malaysia) Sdn. and Komag, Incorporated and Seagate Technology International.*

10.4	Form of Indenture by and between Komag, Incorporated and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.19 filed with the Company’s Form 8-K on March 28, 2007)

31.1	Rule 13a — 14 (a) Certification of Chief Executive Officer

31.2	Rule 13a — 14 (a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, furnished herewith

*	Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KOMAG, INCORPORATED
(Registrant)

DATE: May 4, 2007	BY:	/s/ Timothy D. Harris
Timothy D. Harris
Chief Executive Officer
Komag, Incorporated

DATE: May 4, 2007	BY:	/s/ Kathleen A. Bayless
Kathleen A. Bayless
Executive Vice President, Chief Financial Officer
Komag, Incorporated

EXHIBIT INDEX

10.1	Agreement dated January 1, 2007 by and between Williams Advanced Materials, Incorporated and Komag, Incorporated.*

10.2	Amendment No. 1 to Media Supply Agreement dated February 23, 2007 between Komag USA (Malaysia) Sdn. and Komag, Incorporated and Seagate Technology International.*

10.3	Substrate Product Supply Agreement dated February 23, 2007 between Komag USA (Malaysia) Sdn. and Komag, Incorporated and Seagate Technology International.*

10.4	Form of Indenture by and between Komag, Incorporated and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.19 filed with the Company’s Form 8-K on March 28, 2007)

31.1	Rule 13a — 14 (a) Certification of Chief Executive Officer

31.2	Rule 13a — 14 (a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer, furnished herewith

*	Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.