Form 10-Q
period 2007-07-01
KOMAG INC /DE/
filed 2007-08-06
CIK 813347

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended July 1, 2007
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
DURING THE PRECEEDING FIVE YEARS
     Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     On July 1, 2007, 30,362,919 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding.

INDEX
KOMAG, INCORPORATED

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of the United States (US) federal securities laws that involve risks and uncertainties. Certain statements contained in this report are not purely historical including, without limitation, statements regarding our expectations, beliefs, intentions, anticipations, commitments, or strategies regarding the future that are forward-looking. These statements include those discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including “Results of Operations,” “Critical Accounting Policies,” and “Liquidity and Capital Resources,” and elsewhere in this report. These statements include statements concerning the proposed merger, product development, product acceptance, product demand, product transition plans, shipping volumes, projected revenues, international revenues, pricing pressures, sales returns, gross profits, expenses, reserves, taxes, net income, capital spending and liquidity requirements.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
KOMAG, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net sales	$187,173	$233,627	$451,839	$442,139
Cost of sales	181,045	168,659	386,705	318,078

Gross profit	6,128	64,968	65,134	124,061
Operating expenses:
Research, development, and engineering	15,406	16,081	31,905	31,156
Selling, general, and administrative	11,707	9,125	20,174	17,149
Gain on disposal of assets	(166)	(26)	(220)	(86)

	26,947	25,180	51,859	48,219

Operating income (loss)	(20,819)	39,788	13,275	75,842

Other income (expense):
Interest income	2,300	1,867	3,759	3,938
Interest expense	(1,637)	(441)	(2,148)	(882)
Other income (expense), net	3	41	(2)	(435)

	666	1,467	1,609	2,621

Income (loss) before income taxes	(20,153)	41,255	14,884	78,463
Provision for income taxes	823	966	2,883	1,937

Net income (loss)	$(20,976)	$40,289	$12,001	$76,526

Basic net income (loss) per share	$(0.72)	$1.35	$0.41	$2.57

Diluted net income (loss) per share	$(0.72)	$1.21	$0.42	$2.31

Number of shares used in basic per share computations	29,084	29,883	29,625	29,784

Number of shares used in diluted per share computations	29,084	33,544	33,841	33,525

See accompanying notes to condensed consolidated financial statements.

KOMAG, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	July 1, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$99,888	$129,632
Short-term investments	83,150	41,500
Accounts receivable (less allowances of $1,431 and $2,326 respectively)	112,597	140,230
Inventories	191,667	104,181
Prepaid expenses and other current assets	2,126	2,119

Total current assets	489,428	417,662
Property, plant, and equipment (net of accumulated depreciation of $270,943 and $219,388, respectively)	533,330	542,585
Deferred income taxes	5,343	7,346
Other assets	12,986	10,094

	$1,041,087	$977,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Trade accounts payable	$126,796	$139,477
Customer advances	79,045	127,181
Accrued expenses and other current liabilities	19,825	25,412

Total current liabilities	225,666	292,070
Long-term debt	250,000	80,500
Other long term liabilities	3,810	3,091

Total liabilities	479,476	375,661

Stockholders’ equity
Common stock, $0.01 par value per share:
Authorized - 120,000 shares
Issued and outstanding - 30,363 and 31,178 shares, respectively	304	312
Additional paid-in capital	329,828	283,679
Accumulated other comprehensive loss	(628)	(611)
Retained earnings	232,107	318,646

Total stockholders’ equity	561,611	602,026

	$1,041,087	$977,687

See accompanying notes to condensed consolidated financial statements.

KOMAG, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2007	July 2, 2006
Operating Activities
Net income	$12,001	$76,526
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of property, plant, and equipment	52,263	32,753
Deferred income taxes	2,234	—
Tax provision (benefit) charged to additional paid-in capital	(94)	1,572
Stock-based compensation	8,842	8,713
Non-cash interest charges	241	77
Other non-cash charges	184	267
Foreign exchange loss	2,041	502
Changes in operating assets and liabilities:
Accounts receivable, net	27,661	(11,737)
Inventories	(87,486)	(21,421)
Prepaid expenses and other current assets	(238)	476
Trade accounts payable	(15,817)	40,206
Customer advances	(48,136)	37,262
Accrued expenses and other liabilities	(5,120)	(5,946)
Other non-current assets	985	—

Net cash (used in) provided by operating activities	(50,439)	159,250

Investing Activities
Acquisition of property, plant, and equipment	(41,806)	(177,409)
Purchases of short-term investments	(122,300)	(77,850)
Proceeds from short-term investments	80,650	124,900
Proceeds from disposal of property, plant, and equipment	262	162
Other	5	(67)

Net cash used in investing activities	(83,189)	(130,264)

Financing Activities
Proceeds from issuance of long-term debt, net of issuance costs	243,215	—
Repurchase of common stock	(140,417)	(1,080)
Proceeds from sale of common stock	1,021	3,235

Net cash provided by financing activities	103,819	2,155

Effect of exchange rate changes on cash and cash equivalents	65	1,074

Increase (decrease) in cash and cash equivalents	(29,744)	32,215
Cash and cash equivalents at beginning of period	129,632	99,984

Cash and cash equivalents at end of period	$99,888	$132,199

See accompanying notes to condensed consolidated financial statements.

KOMAG, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
July 1, 2007
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements include the accounts of Komag, Incorporated (the Company), a Delaware corporation, and its wholly-owned subsidiaries. These financial statements have been prepared in accordance with United States of America (US) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US generally accepted accounting principles. While the financial information furnished is unaudited, in the opinion of management, all normal recurring adjustments considered necessary for a fair presentation of the condensed consolidated financial position, operating results, and cash flows for the periods presented, have been included. Operating results for the six months ended July 1, 2007, are not necessarily indicative of the results that may be expected for the year ending December 30, 2007. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K.
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
     Inventories: Inventories are stated at the lower of cost or market, and consist of the following (in thousands):

	July 1, 2007	December 31, 2006
Raw materials	$152,459	$78,701
Work in process	18,292	15,900
Finished goods	20,916	9,580

	$191,667	$104,181

     Derivative Financial Instruments: In the second quarter of 2007, the Company commenced hedging a portion of its forecasted ringgit based expenses to help mitigate short term exposure to fluctuations of the currency by entering foreign exchange forward rate contracts. We account for our derivative and hedging activities under SFAS No. 133, Accounting for Derivative and Hedging Activities

(SFAS 133). The assets or liabilities associated with our derivative instruments and hedging activities are recorded at fair value in other current assets or other current liabilities, respectively, in our Condensed Consolidated Balance Sheets. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting.
     A majority of our sales, expense, and capital purchasing activities is transacted in U.S. dollars. However, a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit), subjecting us to foreign currency risk. We enter foreign currency forward contracts, generally with maturities of 12 months or less, to reduce the volatility of cash flows primarily related to forecasted expenses denominated in ringgit. In addition, we utilize foreign exchange forward contracts to mitigate foreign currency exchange rate risk associated with ringgit denominated liabilities.
     Cash Flow Hedging Activities: All hedging relationships are formally documented at the inception of the hedge and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effectiveness of the cash flow hedge contracts, excluding time value, is assessed monthly using regression analysis. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported as a component of accumulated other comprehensive income in stockholders’ equity. The gross amount of the effective portion of gains or losses resulting from changes in fair value of these hedges is subsequently reclassified into operating expenses in the period when the forecasted transaction is recognized in the Condensed Consolidated Statements of Operations. The effective portion of gains or losses on hedges recognized in accumulated other comprehensive income at the end of each quarter will be reclassified to earnings within 12 months. The ineffective portion of gains or losses resulting from changes in fair value, if any, is reported immediately in our Condensed Consolidated Statements of Operations in cost of goods sold.
     During the second quarter of 2007, the Company recorded less than $0.1 million of net unrealized losses on derivative financial instruments to accumulated other comprehensive income. There were no reclassifications to operating expenses during the second quarter of 2007. The ineffective portion of gains or losses resulting from changes in fair value was not material. The loss representing time value excluded from the assessment of hedge effectiveness was less than $0.1 million in the second quarter of 2007, which is included in cost of goods sold in the Condensed Consolidated Statement of Operations. As of July 1, 2007, we had foreign currency forward contracts to purchase approximately $87.4 million in ringgit. As of July 1, 2007, these foreign currency forward contracts outstanding had a fair value of $0.6 million, included in other current liabilities and a fair value of $0.5 million, included in other current assets.
     Non-designated Hedging Activities: Some of the Company’s foreign exchange forward contracts are not designated as hedging instruments under SFAS 133. Accordingly, any gains or losses resulting from changes in the fair value of these forward contracts are reported immediately in cost of goods sold. The gains and losses on these forward contracts generally offset the gains and losses associated with the underlying foreign-currency-denominated liabilities, which are also reported in cost of goods sold, in the Condensed Consolidated Statements of Operations.
     Computation of Net Income (Loss) Per Share: Basic net income (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing income (loss)

available to common stockholders by the weighted-average number of shares and dilutive potential shares of common stock outstanding during the period. The dilutive effect of outstanding options and unvested common stock is reflected in diluted net income per share by application of the treasury stock method. The dilutive effect of outstanding contingently convertible debt is reflected in diluted net income per share by application of the if-converted method. Interest expense related to the contingently convertible debt is an adjustment to income available to common stockholders for the diluted net income per share calculation.
     The computation of diluted net loss per share for the second fiscal quarter of 2007 excludes the interest adjustment related to the contingently convertible debt of $1.6M and common stock equivalents of 4.8 million shares of common stock since their inclusion would be antidilutive.
     The following table sets forth the computation of net income (loss) per share. The table is in thousands, except per share amounts.

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Numerator for basic net income (loss) per share:
Net income (loss) as reported	$(20,976)	$40,289	$12,001	$76,526

Numerator for diluted net income (loss) per share:
Net income (loss) as reported	$(20,976)	$40,289	$12,001	$76,526
Interest adjustment related to contigently convertible debt	—	441	2,148	882

	$(20,976)	$40,730	$14,149	$77,408

Denominator for basic net income per share:
Weighted average shares outstanding	29,084	29,883	29,625	29,784

Denominator for diluted net income per share:
Weighted average shares outstanding	29,084	29,883	29,625	29,784
Effect of dilutive securities:
Shares under contingently convertible debt	—	3,049	3,983	3,049
Stock options	—	369	136	429
Unvested common stock	—	243	97	263

	29,084	33,544	33,841	33,525

Basic net income (loss) per share	$(0.72)	$1.35	$0.41	$2.57

Diluted net income (loss) per share	$(0.72)	$1.21	$0.42	$2.31

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

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses be reported in earnings for items measured using the fair value option and is applicable for fiscal years beginning after November 15, 2007. The Company has not yet completed the evaluation or determined the impact of adopting SFAS 159.
Note 2. Common Stock
     The Company repurchased and retired 0.5 million and 4.3 million shares of Company common stock at an average share price of $27.71 and $32.18, for a total cost of $13.8 million and $138.8 million in the three and six months ended July 1, 2007, respectively. These share repurchases are part of a March 2007 share repurchase authorization by the board of directors for an amount up to $200 million. The Company does not expect to repurchase additional shares under this authorization as the Merger Agreement prohibits such stock repurchases (see Note 8 on Proposed Acquisition). The Company immediately retired the shares repurchased, which decreased common stock by $5,000 and $43,000 for the par value of the common stock retired, additional paid-in capital by $5.4 million and $40.3 million and retained earnings by $8.4 million and $98.5 million, in the three and six months ended July 1, 2007, respectively. In addition, the Company has made periodic repurchases of common stock in connection with an employee stock plan.
Note 3. Concentration of Customer, Supplier, and Geographic Risk
     The following table reflects the percentage of the Company’s net sales by major customer (2):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Western Digital Corporation	40%	38%	37%	37%
Seagate Technology	34%	32%	35%	36%
Hitachi Global Storage Technologies (1)	18%	26%	19%	24%

(1)	Includes sales to Hitachi Global Storage Technologies’ contract manufacturer.

(2)	Total revenue used to calculate the customer concentration percentage excludes the sale of approximately $2.3 and $13.5 million of precious metal inventory in the three and six months ended July 1, 2007. No such sales occurred in the 2006 periods.
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

     A majority of the Company’s long-lived assets is located at its Malaysian manufacturing facilities. These assets totaled $497.9 million as of July 1, 2007, and $506.2 million as of December 31, 2006. The majority of the Company’s sales is delivered to manufacturing facilities located in Asia.
Note 4. Accrued Expenses and Other Current Liabilities
     The following table (in thousands) summarizes accrued expenses and other liabilities balances at July 1, 2007 and December 31, 2006:

	July 1, 2007	December 31, 2006
Accrued compensation and benefits	$10,679	$22,481
Other current liabilities	9,146	2,931

	$19,825	$25,412

Note 5. Customer Advances
     The Company has supply agreements with each of its major customers. Under the supply agreements, the Company supplies certain media volumes subject to the terms and conditions of the agreements. The customers provided cash advances covering future purchases of media from the Company. The customer advances, which totaled $79.0 million and $127.2 million as of July 1, 2007 and December 31, 2006, respectively, are to be repaid to the customers based on a specified dollar amount per disk purchased. During the three and six months ended July 1, 2007, customer advances repaid to customers were $22.1 million and $48.3 million, respectively. The agreements generally provide for repayment at the end of the term of the agreement if not fully paid in connection with purchases. The terms of the current arrangements expire on various dates through December 2009.
Note 6. Debt
Conversion of Convertible Subordinated Notes due 2024
     On March 28, 2007, the Company called for redemption on April 17, 2007, all $80.5 million of then outstanding principal amount of its 2.0% Convertible Subordinated Notes due 2024 (the Notes). All of the Notes were converted into 3.0 million shares of the Company’s common stock in April 2007. In accordance with the terms of the Notes, each $1,000 principal amount of the Notes was converted into 37.8788 shares of the Company’s common stock. As a result of the redemption, accrued interest of $0.3 million, unamortized loan issuance fees of $2.6 million and the outstanding debt balance of $80.5 million were re-classified to additional paid in capital with the exception of $30 thousand for the par value of the common stock issued, which was re-classified to common stock. The Company did not incur any gains or losses as a result of the conversion.
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
     Upon the occurrence of a fundamental change of the Company (which would generally include a change of control (including of our board of directors), liquidation or dissolution of the Company or the failure of our shares to be listed on a national securities exchange or other trading market), holders may require the Company to repurchase some or all of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. Also, if a fundamental change occurs, the Company may be required in certain circumstances to increase the conversion rate for any notes converted in connection with such fundamental change by a specified number of shares of our common stock. On June 28, 2007, the Company entered into an Agreement and Plan of Merger with Western Digital Corporation (Western Digital) and State M Corporation, a wholly-owned subsidiary of Western Digital, pursuant to which State M Corporation commenced a cash tender offer on July 11, 2007 for all outstanding shares of our common stock. If the tender offer is successfully completed, it will constitute a fundamental change. The Company does not expect that the consummation of the current tender offer would result in an increase in the conversion rate, however, the Company cannot assure you that such an increase will not be triggered since the determination is made under the indenture for the New Notes based on the average of the closing price of the Company’s common stock over a five consecutive trading day period ending on the trading day immediately preceding the effective date of the fundamental change.
     There are no financial covenants or guarantees and there is no collateral associated with the New Notes. In connection with the issuance of the New Notes, the Company incurred approximately $6.8 million of loan issuance fees. The loan issuance fees, which are included in other assets on the condensed consolidated balance sheet, are being amortized on a straight-line basis over the 7-year maturity of the New Notes. On July 1, 2007, unamortized loan fees were $6.6 million.
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
     The Company and its subsidiaries file income tax returns in the U.S., California, the Netherlands and Malaysia. The tax years 2000 to 2006 remain open to examination in each of these major taxing jurisdictions.
Note 8. Commitments and Contingencies
     The Company provides indemnification to customers under customer contracts for potential intellectual property infringement claims involving the Company's products. The company has received such a claim for reimbursement of legal defense costs from its customers in connection with a claim of intellectual property infringement. The Company can not currently estimate the amount of potential liability related to such claim. As of July 1, 2007, the expense incurred by the Company under customer indemnity provisions has not been material.
Note 9. Proposed Acquisition
     On June 28, 2007, the Company entered into an Agreement and Plan of Merger with Western Digital Corporation and State M Corporation, an indirect wholly-owned subsidiary of Western Digital, pursuant to which State M Corporation commenced a cash tender offer on July 11, 2007 for all outstanding shares of our common stock at a price per share of $32.25. Unless extended pursuant to the terms and conditions set forth in the Agreement and Plan of Merger, the tender offer was originally scheduled to expire on August 7, 2007, but was extended by Western Digital Corporation until September 5, 2007. In the event the tender offer is successfully completed, State M Corporation will merge with and into Komag and Komag will become an indirect wholly-owned subsidiary of Western Digital Corporation, and each share of Komag common stock not purchased in the tender offer will be converted into the right to receive $32.25 in cash. The tender offer and merger are subject to customary closing conditions, including certain regulatory approvals. We currently expect that the merger will be completed in the third quarter of 2007. The merger agreement provides for the payment by the Company of a termination fee of $38 million if the merger agreement is terminated in certain circumstances in connection with a competing third-party acquisition proposal and certain other circumstances. The boards of directors of each of the Company, Western Digital and State M Corporation have unanimously approved the tender offer and the merger, on the terms and subject to the conditions set forth in the merger agreement. Western Digital is a significant customer of the Company (see Note 3).

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Part I. Financial Information, Item 1. Condensed Consolidated Financial Statements of this report.
     The following discussion contains predictions, estimates, and other forward-looking statements that involve a number of risks and uncertainties about our business, including but not limited to: our belief that we are a leading independent supplier of disks; our belief that we have developed a deep understanding of market needs and market trends in the disk drive market; our belief that our manufacturing and technology development programs provide us with competitive advantages in maintaining and growing our market share; our belief that we have developed strong relationships with many of the leading disk drive manufacturers; our belief that our manufacturing operations, together with our experience in the industry and our economies of scale, provide us with timing and cost advantages in delivering consistently high-quality products to our customers in high volumes; our belief that we will continue to investigate areas where we can expand our presence in the disk market; our belief that we have implemented strong product development and product transition plans, including with respect to our PMR product transition plans; our belief that the estimates and judgments made regarding future events in connection with the preparation of our financial statements are reasonable; and our belief that the planned merger will be completed in the third quarter of 2007. These statements may be identified by the use of words such as “expects,” “anticipates,” “intends,” “plans,” and similar expressions. In addition, forward-looking statements include, but are not limited to, statements about our beliefs, estimates, or plans about our ability to maintain low manufacturing and operating costs and costs per unit, our ability to estimate sales, shipping volumes, pricing pressures, returns, reserves, demand for our disks, selling, general, and administrative expenses, taxes, research, development, and engineering expenses, spending on property, plant, and equipment, expected sales of disks and the market for disk drives generally and certain customers specifically, and our beliefs regarding our liquidity needs.
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
     We have begun a significant product transition to more advanced, perpendicular magnetic recording media (PMR) technology. This is an important and substantial product undertaking for us, and, if not effectively implemented, may have a material adverse impact on our results of operations. Our PMR media products require greater quantities of precious metals like ruthenium, compared to our longitudal magnetic recording (LMR) products. This has led to a significant increase in the level of our precious metal inventory. Ruthenium has at times been in scarce supply leading to increasing prices and price volatility. Though the price of ruthenium has recently subsided, it may continue to be volatile in the future. We believe we have secured sufficient supply of ruthenium to support our PMR product requirements. We continue to work internally and with our suppliers to reduce our ruthenium requirements through product design modifications and efficiencies in manufacturing processes.
     We sold approximately 25.8 million disks in the second quarter of 2007, a significant decrease from the prior fiscal quarter. The resulting revenue reduction, operating loss and negative operating cash flow was primarily due to market pressures negatively affecting both unit volumes and average selling prices, the transition to PMR media, costs associated with substantially lower yield and utilization driven by a high level of new products and new product qualifications, and the continued high costs of precious metals.
     In response to the announcement of the proposed merger with Western Digital or due to possible uncertainty about the proposed merger, customers may delay or defer purchasing decisions or elect to switch to other suppliers. In particular, prospective customers could be reluctant to do business with the Company due to uncertainty about the direction of the Company’s offerings and willingness to support existing products. To the extent that the proposed merger creates uncertainty, our financial results could be adversely affected.

     A majority of our sales, expense and capital purchasing activities is transacted in US dollars. However, a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit). In July 2005, Malaysia removed its currency peg to the US dollar in favor of a managed float system. Changes in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. Foreign exchange gains and losses are reported in Cost of Sales. In the second quarter of 2007, we commenced hedging a portion of the ringgit denominated expenses to help mitigate short term exposure to fluctuation of the currency.
     The following discussion compares the results of operations for the three and six months ended July 1, 2007, to the results of operations for the three and six months ended July 2, 2006. To facilitate an understanding of this discussion, we have provided the following table. The table (in thousands) reflects components of our statements of operations for the three and six months ended July 1, 2007 and July 2, 2006, respectively, and also reflects operating statement components as a percentage of net sales.

	Three Months Ended				Six Months Ended
	July 1, 2007		July 2, 2006		July 1, 2007		July 2, 2006
Net sales	$187,173	100.0%	$233,627	100.0%	$451,839	100.0%	$442,139	100.0%
Cost of sales	181,045	96.7%	168,659	72.2%	386,705	85.6%	318,078	71.9%

Gross profit	6,128	3.3%	64,968	27.8%	65,134	14.4%	124,061	28.1%

Research, development, and engineering	15,406	8.2%	16,081	6.9%	31,905	7.0%	31,156	7.1%
Selling, general, and administrative expense	11,707	6.3%	9,125	3.9%	20,174	4.5%	17,149	3.9%
Gain on disposal of assets	(166)	(0.1%)	(26)	(0.0%)	(220)	(0.1%)	(86)	(0.0%)
Interest income	2,300	1.2%	1,867	0.8%	3,759	0.8%	3,938	0.9%
Interest expense	(1,637)	(0.9%)	(441)	(0.2%)	(2,148)	(0.5%)	(882)	(0.2%)
Other income (expense), net	3	0.0%	41	0.0%	(2)	(0.0%)	(435)	(0.1%)
Provision for income taxes	823	0.4%	966	0.4%	2,883	0.6%	1,937	0.4%

Net income/ (loss)	$(20,976)	(11.2%)	$40,289	17.2%	$12,001	2.7%	$76,526	17.3%

Net Sales
     Consolidated net sales of $187.2 million in the second quarter of 2007 were 19.9% lower compared to $233.6 million in the second quarter of 2006. Finished unit sales decreased to 25.8 million in the second quarter of 2007 from 36.6 million in the second quarter of 2006. The decrease in consolidated net sales primarily reflected the decrease in our sales volume due to lower demand for the Company’s media products. Our average selling price (ASP) decreased by approximately four percent in the second quarter of 2007 compared to the second quarter of 2006.
     Other disk sales, which generally include single-side disks, aluminum substrate disks, plated disks, textured disks, and polished disks, were $42.4 million in the second quarter of 2007, compared to $23.6 million in the second quarter of 2006. The increase is primarily attributable to the substrate supply agreement we signed with Seagate in the first quarter of 2007. Disk substrate sales vary from period to period based on customer requirements. Additionally, we had sales of approximately $2.3 million from the sale of precious metal inventory in the current quarter. No such sales occurred in the second quarter of 2006.

     Consolidated net sales in the first six months of 2007 increased by $9.7 million, to $451.8 million from $442.1 million in the first six months of 2006. Our finished media sales volume decreased by 4.2%, to 65.6 million units in the first six months of 2007 from 68.5 million units in the first six months of 2006. Other disk sales in the first six months of 2007 were $78.9 million, compared to $49.4 million in the first six months of 2006. The other disk sales increase in the first six months of 2007 compared to the same period in 2006 resulted from $13.5 million in sales of precious metal inventory in the first six months of 2007 compared to no such sales in the first six months of 2006 and from our substrate supply agreement with Seagate. The finished unit shipment decrease in the first six months of 2007 compared to the same period in 2006 resulted from the sharply lower sales during the second quarter of 2007.
     Finished disk shipments for desktop and consumer applications together accounted for all of our unit shipment volume in the second quarter and first six months of 2007 compared to 95.3% and 94.2% in the second quarter and first six months of 2006, respectively. The remaining finished disk shipments in the second quarter and first six months of 2006 were for enterprise drives.
     Sales of 160GB and above per platter disks increased to 54.6% and 46.0% of net sales in the second quarter and first six months of 2007, respectively, compared to 22.6% and 14.0% in the second quarter and first six months of 2006, respectively. The increase reflects the continued customer migration to higher storage densities.
     In the second quarter of 2007, sales to Western Digital, Seagate Technology (Seagate) and Hitachi Global Storage Technologies (HGST) (including sales to HGST’s contract manufacturer, Excelstor) accounted for 40%, 34% and 18%, respectively, of our total net sales. Our sales are concentrated among a few customers. Due to our pending merger with Western Digital, sales to Seagate and HGST may decline in future quarters. We cannot predict the rate of this decline with certainty. These customers were required to pay certain advances to us covering future purchases of media from us. The customer advances, which totaled $79.0 million and $127.2 million as of July 1, 2007 and December 31, 2006, respectively, are being repaid to the customers based on a specified dollar amount per disk purchased.
Gross Profit
     For the second quarter of 2007, we achieved a gross profit percentage of 3.3% which was a 24.5-point decrease compared to the 27.8% in the second quarter of 2006. Increased manufacturing costs accounted for a decrease of 21.6 percentage points and a decrease in the ASP accounted for a decrease of 2.9 percentage points. The higher manufacturing cost was attributable to significantly lower factory utilization and lower yield associated with transitions to new customer programs and higher costs of materials, particularly precious metals.
     For the first half of 2007, we achieved a gross profit percentage of 14.4% compared to a gross profit percentage of 28.1% for the first half of 2006, a 13.7-point decrease. Increased manufacturing costs accounted for nearly all of the decrease in the gross margin percentage.
Research, Development, and Engineering Expenses
     Research, development and engineering (R&D) expenses of $15.4 million in the second quarter of 2007 were $0.7 million lower than the $16.1 million in the second quarter of 2006. The lower R&D costs primarily reflect lower incentive compensation expense under the Company’s incentive compensation plans partially offset by higher program costs for new product programs.
     R&D expenses of $31.9 million in the first half of 2007 were $0.7 million higher than the $31.2 million in the first half of 2006. The increase primarily reflects higher programs costs for new product programs and higher stock-based compensation expense, partially offset by lower incentive compensation expense.
Selling, General, and Administrative Expenses
     Selling, general and administrative (SG&A) expenses of $11.7 million in the second quarter of 2007 were $2.6 million higher compared to the $9.1 million incurred in the second quarter of 2006, The increase is primarily due to $4.3 million in expenses incurred related to the proposed merger with Western Digital, partially offset by lower stock compensation expense and lower incentive compensation.
     SG&A expenses of $20.2 million in the first half of 2007 were $3.1 million higher compared to the $17.1 million incurred in the first half of 2006. The increase primarily reflects $4.3 million of expenses related to the proposed merger with Western Digital, partially offset by offset by lower stock compensation expense and lower incentive compensation.
Interest Expense
     Interest expense primarily reflected interest on our $250 million, 2.125% Convertible Subordinated Notes for the second quarter of 2007.
Tax provision
     Our income tax rate for the first six months of 2007 was 19.4% and it was 2.5% for the first six months of 2006. The effective tax rate is higher in 2007 than 2006 due to the higher United States income and lower worldwide income. Our overall tax rate is lower than the statutory rates because of the tax holiday granted to our Malaysian subsidiary, which expires in December 2016.
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
     Since estimated sales returns are recorded as a reduction in net sales, any significant difference between our estimated and actual experience or changes in our estimate would be reflected in our reported net sales in the period we determine that difference. There were no significant changes from the prior quarter estimates in the second quarter of 2007.
Inventory Obsolescence
     Our policy is to provide for inventory obsolescence based upon an estimated obsolescence percentage applied to the inventory based on age, historical trends, and requirements to support forecasted sales. In addition, and as necessary, we may provide additional charges for future known or anticipated events. There were no significant changes from the prior quarter estimates in the second quarter of 2007.
Hedge Accounting for Derivatives
     We have international operations and during the normal course of business we are exposed to foreign currency exchange risks as a result of transactions that are denominated in currencies other than the United States dollar. We enter into foreign currency forward contracts to manage a portion of the volatility related to transactions that are denominated in foreign currencies. When specific criteria required by SFAS 133 have been met, changes in fair values of hedge contracts relating to forecasted cash flows are recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheet until the underlying hedge transaction affects operating expenses. By their nature, our estimates of forecasted cash flows may fluctuate over time and may ultimately vary from actual transactions. We do not use foreign exchange forward contracts for speculative or trading purposes.
Provision for Income Tax and Valuation Allowance
     We account for income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our consolidated financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses, credits, as well as other temporary differences between financial and tax accounting basis. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance if the realization of the deferred tax assets is not more likely than not based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining the provision for income taxes, the deferred tax assets and liabilities and any valuation allowance recorded against those net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will be realized.
     In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before its effect is recognized in the financial statements. FIN 48 also provides guidance on recognition, derecognition, measurement, classification, interest and penalties, classification, disclosure and transition. The Company adopted FIN 48 on January 1, 2007 and the adoption did not affect the Company’s financial statements.
Stock-based Compensation
     We account for all stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R, Share-Based Payment. Under these provisions, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as an expense over the vesting period. Under SFAS No. 123R, we are required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and our results of operations could be materially impacted.
     The fair values of all stock options granted are estimated using the Black-Scholes-Merton option pricing model. The Black-Scholes-Merton model requires the input of highly subjective assumptions such as risk-free interest rates, volatility factor of the expected market price of our common stock and the weighted-average expected option life. The expected volatility factor used to value stock options was based on the historical volatility of the market price of the Company’s common stock over a period equal to the estimated weighted average life of the options. The weighted average life of the options was estimated based on an evaluation of the vesting term, contractual life, and historical and expected exercise behavior. We base the risk-free interest rate on zero coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term of the options.
Liquidity and Capital Resources
     As of July 1, 2007, we had $183.0 million in cash, cash equivalents and short-term investments, which reflects an $11.9 million increase during the first half of 2007. The increase primarily reflected $243.2 million in net proceeds from our debt offering, offset by $140.4 million used to repurchase common stock, $41.8 million of spending on property, plant, and equipment and a $50.4 million decrease resulting from our operating activities. The primary components of this change included the following:
•	net income of $12.0 million, net of non-cash depreciation and amortization of property, plant and equipment of $52.3 million and other non-cash charges of $13.4 million;

•	an accounts receivable decrease of $27.7 million, which primarily reflected decreased sales;

•	an inventory increase of $87.5 million, which primarily reflected increased precious metal inventory to support our transition to PMR products;

•	an accounts payable decrease of $15.8 million;

•	a net decrease in customer advances of $48.1 million, which primarily reflected repayments of advances to customers; and

•	an accrued expenses and other liabilities decrease of $5.1 million, which primarily reflected payments of 2006 incentive compensation accruals, offset by an increase in fees associated with the proposed acquisition.
     Our total capital spending in the first six months of 2007 was $43.1 million (on an accrual basis), and included capital expenditures to improve our capability to manufacture our advanced PMR products, for projects designed to improve yield and productivity and a new enterprise resource planning system that was implemented in the second quarter of 2007.
     In April 2007, holders of $80.5 million of 2% Convertible Notes (the Notes) converted their Notes into shares of our common stock. In connection with the conversion of the Notes, the Company issued 3,049,234 shares of its common stock. These 3,049,234 shares of common stock have been included in the number of diluted shares outstanding for the earnings per share calculation since the 2.0% Notes were issued in 2004. As such, the conversion of the Notes into shares of common stock did not further impact the number of diluted shares.
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
     The Company repurchased and retired 0.5 million and 4.3 million shares of Company common stock at an average share price of $27.71 and $32.18, for a total cost of $13.8 million and $138.8 million in the three and six months ended July 1, 2007, respectively. These share repurchases are part of a March 2007 share repurchase authorization by the board of directors for an amount up to $200 million. The Company does not expect to repurchase additional shares under this authorization as the Agreement and Plan of Merger prohibits such stock repurchases. The Company immediately retired the shares repurchased, which decreased additional paid-in capital by $5.4 million and $40.3 million and retained earnings by $8.4 million and $98.5 million, in the three and six months ended July 1, 2007, respectively.

     We have arranged bank guarantees of Malaysian ringgit 29.5 million (approximately $8.6 million) which are required by Malaysian utility companies and other Malaysian vendors. There is no expiration date on the bank guarantees. No interest will be charged on the bank guarantees, but there is a commission charge ranging between 0.05% and 0.10% on the amount of bank guarantee utilized. As of July 1, 2007, there were no liabilities outstanding related to the bank guarantees.
     We lease our research and administrative facility in San Jose, California under an operating lease, which expires in 2014. Additionally, we lease certain equipment under operating leases. These leases expire on various dates through 2011. We have no capital leases.
     As of July 1, 2007, our long-term debt obligations, operating lease obligations, and unconditional purchase obligations were as follows (in thousands):

	Remainder
	of
	2007	2008	2009	2010	2011	Thereafter	Total
Long-Term Debt Obligations (1)	$—	$—	$—	$—	$—	$250,000	$250,000
Operating Lease Obligations	1,127	2,073	3,167	3,155	3,145	10,101	22,768
Unconditional Purchase Obligations (2)	2,089	4,225	4,225	4,225	3,668	11,690	30,122

Total Contractual Cash Obligations	$3,216	$6,298	$7,392	$7,380	$6,813	$271,791	$302,890

(1)	Upon the occurrence of a fundamental change, holders may require the Company to repurchase some or all of their notes for cash at a price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. If the tender offer or the proposed merger with Western Digital is consummated, it will constitute a fundamental change.

(2)	Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding, and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable pricing provisions; and the approximate timing of the transactions. The amounts are based on our contractual commitments.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet financing arrangements or transactions.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Rate Risk
     A majority of our sales, expense, and capital purchasing activities is transacted in U.S. dollars. However, a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit). As a result, we are exposed to foreign currency exchange rate risk. Changes in exchange rates could adversely affect the related cash flows associated with foreign currency denominated payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. In the first six months of 2007, our U.S. dollar-equivalent spending on payroll, manufacturing and operating expenses, and raw materials and capital purchases that were denominated in ringgit was approximately $132.7 million. Additionally, in the first six months of 2007, we paid approximately $75.8 million denominated in ringgit to a Malaysian supplier for raw materials purchases, negotiated in US dollars, based on a cost plus a percentage arrangement. The Malaysian supplier incurs certain costs denominated in ringgit; therefore, any change in the valuation of the ringgit could impact the cost per unit we pay for such raw materials. As of July 1, 2007, we held approximately $7.1 million (ringgit 24.6 million) of cash and cash equivalents that were denominated in ringgit.
     Cash Flow Hedging Activities: In the second quarter of 2007, we commenced hedging a portion of our forecasted ringgit based cash flows to help mitigate short term exposure to fluctuations of the currency by entering foreign exchange forward rate contracts. These contracts generally have maturities of 12 months or less. These transactions are designated and qualify as cash flow hedges. The derivative assets or liabilities associated with our hedging activities are recorded at fair value in other current assets and other current liabilities in our Condensed Consolidated Balance Sheet. The effective portion of gains or losses resulting from changes in fair value of these hedges is initially reported as a component of accumulated other comprehensive income in stockholders’ equity and subsequently reclassified into operating expenses, as appropriate in the period when the forecasted transaction is recorded. If we determine a hedged transaction is no longer probable but remote of occurring within the defined hedge period, we are required to reclassify the cumulative effective change in the fair values of the related hedge contracts from accumulated other comprehensive income to operating expenses. Our hedging programs are expected to reduce, but do not entirely eliminate, the impact of currency exchange rate movements in operating expenses. As of July 1, 2007, we had foreign currency forward contracts to purchase approximately $87.4 million in ringgit. As of July 1, 2007, these foreign currency forward contracts outstanding had a fair value of $0.6 million, included in other current liabilities and a fair value of $0.5 million, included in other current assets.
     Non-designated Hedging Activities. From time to time, we may utilize foreign exchange forward contracts to mitigate foreign currency risk associated with ringgit denominated liabilities. The forward contracts generally have a contractual term of approximately one to two months. The foreign exchange forward contracts we enter into that are not designated hedging instruments under SFAS 133 are accounted for as derivatives whereby the fair value of the contracts are reported as other current assets or other current liabilities in our Condensed Consolidated Balance Sheets, and gains and losses from changes in fair value are reported in cost of goods sold. The gains and losses on these forward contracts generally offset the gains and losses on the underlying foreign-currency-denominated liabilities, which are also reported in cost of goods sold, in our Condensed Consolidated Statements of Operations. As of July 1, 2007, we had forward foreign exchange contracts to purchase approximately $18.2 million in ringgit. As of July 1, 2007, these foreign currency forward contracts outstanding had a fair value of $0.4 million, included in other current liabilities.
     The counterparty to these forward contracts is a creditworthy multinational commercial bank; therefore, the risk of counterparty nonperformance is not considered to be material.
     Notwithstanding our efforts to mitigate some foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. As of July 1, 2007, a hypothetical adverse foreign currency exchange rate movement of 10 percent or 15 percent would result in a potential loss in fair value of our forward contracts of $10.3 million and $15.5 million, respectively.

Other Market Risks
     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. We invest primarily in high-quality, short-term debt instruments and auction rate preferred securities, which are accounted for as cash equivalents or short-term investments, depending on the period of time from the purchase date to the maturity date. The fair value of these securities approximated their carrying amounts at July 1, 2007.
     In 2007, we entered into a supply agreement for the purchase of precious metal inventory. Under the supply agreement we are committed to purchase certain quantities of precious metals in 2007 at the supplier’s cost for the metal. In addition, we have various other purchase commitments for precious metals in 2007. In the three and six months ended July 1, 2007, we sold a portion of our precious metal from inventory for approximately $2.3 million and $13.5 million, respectively. We continually evaluate our level of precious metal inventory and may have additional sales of precious metal inventory in future periods.
     As of July 1, 2007, we had $250 million in convertible subordinated notes outstanding that bear interest at a fixed annual interest rate of 2.125% and mature in April 2014. A hypothetical 100 basis point increase in interest rates would result in approximately $2.5 million of additional interest expense each year.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As of July 1, 2007, our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a — 15(b) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that, as of July 1, 2007, our disclosure controls and procedures were effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely manner.
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
Changes in Internal Control Over Financial Reporting
     The Company implemented a global enterprise resource planning system using SAP applications in fiscal May 2007. The implementation of these applications involved changes to certain internal controls over financial reporting, which the Company believes were material. In connection with this, we reviewed the design and operating effectiveness of key controls over financial reporting affected by the new system for the quarter ended July 1, 2007. There were no other changes that occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Risks Related to our Proposed Business Combination Transaction with Western Digital
     On June 28, 2007, we entered into an Agreement and Plan of Merger (Merger Agreement) with Western Digital and State M Corporation, an indirect wholly-owned subsidiary of Western Digital (Offeror). Pursuant to the Merger Agreement, Offeror commenced a cash tender offer on July 11,

2007 to purchase all of our outstanding common stock at a price of $32.25 per share, net to the holder thereof in cash, without interest, less any required withholding taxes, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated as of July 11, 2007 (Offer to Purchase), and the related Letter of Transmittal (which, together with the Offer to Purchase, as each may be amended or supplemented from time to time, constitute the Offer). The Offer was originally scheduled to expire at 12:00 Midnight, New York City time, on Tuesday August 7, 2007, but has been extended by Western Digital until 7:00 a.m., New York City time, on Wednesday, September 5, 2007. Following the successful completion of the Offer, Offeror will be merged with and into Komag. The Merger Agreement contains representations, warranties and covenants of Komag, the Offeror and Western Digital, including among others, covenants of Komag concerning the conduct of its business in the ordinary course during the interim period between the execution of the Merger Agreement and the consummation of the merger. The closing of the merger is subject to customary closing conditions, including regulatory approvals and approval of the merger by the remaining stockholders of Komag, if required.
     The Merger Agreement, the Offer and the proposed merger are more fully described in the Offer to Purchase and the Letter of Transmittal, which were filed as exhibits to the Tender Offer Statement on Schedule TO filed by Offeror, Western Digital Technologies, Inc., and Western Digital with the SEC on July 11, 2007 and which were mailed to stockholders of Komag along with other related materials. More information can also be found on the Komag’s Solicitation/Recommendation Statement on Schedule 14D-9 relating to the Offer, which was also filed with the SEC on July 11, 2007 and mailed to stockholders of Komag along with other related materials.
Customer uncertainties related to the merger could adversely affect the businesses, revenues and gross margins of Komag.
     In response to the announcement of the merger or due to possible uncertainty about the merger, customers of Komag may delay or defer purchasing decisions or elect to switch to other suppliers. In particular, prospective customers could be reluctant to purchase the products and services of Komag due to uncertainty about the direction of the combined company’s offerings and willingness to support existing products. To the extent that the merger creates uncertainty among those persons and organizations contemplating purchases such that one large customer, or a significant group of smaller customers, delays, defers or changes purchases in connection with the planned merger, the results of operations of Komag would be adversely affected. Accordingly, quarterly revenues and net earnings of Komag could be substantially below expectations of market analysts and a decline in Komag’s stock price could result.
The merger is subject to the receipt of consents and approvals from government entities that may impose conditions that could have an adverse effect on Komag and could cause abandonment of the merger.
     Completion of the merger is conditioned upon, among other things, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (which expired on July 23, 2007) and expiration or termination of the applicable waiting period under the antitrust laws of the People’s Republic of China.

     The reviewing foreign authorities may not permit the merger at all or may impose restrictions or conditions on the merger that may seriously harm the combined company if the merger is completed. These conditions could include a complete or partial license, divestiture, spin-off or the holding separate of assets or businesses. Either Komag or Western Digital may refuse to complete the merger if restrictions or conditions are required by governmental authorities that would materially adversely impact the combined company’s results of operations or the benefits anticipated to be derived by the combined company. Any delay in the completion of the merger could diminish the anticipated benefits of the merger or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the transaction. Komag and Western Digital also may agree to restrictions or conditions imposed by antitrust authorities in order to obtain regulatory approval, and these restrictions or conditions could harm the combined company’s operations as well.
     In addition, during or after the statutory waiting periods, and even after completion of the merger, governmental authorities could seek to block or challenge the merger as they deem necessary or desirable in the public interest. In addition, in some jurisdictions, a competitor, customer or other third party could initiate a private action under the antitrust laws challenging or seeking to enjoin the merger, before or after it is completed. Komag, Western Digital or the combined company may not prevail, or may incur significant costs, in defending or settling any action under the antitrust laws.
     In addition to the required regulatory clearances and approvals, the merger is subject to a number of other conditions beyond the control of Komag and Western Digital that may prevent, delay or otherwise materially adversely affect its completion. Komag and Western Digital cannot predict whether and when these other conditions will be satisfied. Further, the requirements for obtaining the required clearances and approvals could delay the completion of the merger for a significant period of time or prevent it from occurring.
Certain directors and executive officers of Komag have interests in the merger that may be different from, or in addition to, the interests of Komag stockholders.
     Executive officers of Komag negotiated the terms of the Merger Agreement under the direction of its board of directors. The board of directors of Komag unanimously adopted, approved and declared advisable the Merger Agreement and the transactions contemplated by the Merger Agreement, declared it in the best interest of the Komag stockholders for Komag to enter into the Merger Agreement and consummate the transactions contemplated by the Merger Agreement, declared the terms of the Offer and the Merger fair to the Komag stockholders and recommended that Komag stockholders tender their shares into the Offer and, if required, vote in favor of adoption of the Merger Agreement. These directors and executive officers may have interests in the merger that are different from, or in addition to or may be deemed to conflict with those of Komag stockholders or other Komag securities holders. These interests may include the continued employment of certain executive officers of Komag by the combined company and the indemnification of former Komag directors and officers by the combined company. With respect to these Komag directors and executive officers, these interests also include the treatment in the merger of employment agreements, severance policies, restricted stock units, stock options and other rights held by these directors and executive officers.
Provisions of the Merger Agreement may deter alternative business combinations and could negatively impact the stock price of Komag or the price of other Komag securities if the Merger Agreement is terminated in certain circumstances.

     The Merger Agreement prohibits Komag from soliciting, initiating, encouraging or knowingly facilitating certain alternative acquisition proposals with any third party, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides for the payment by Komag of a termination fee of $38 million if the Merger Agreement is terminated in certain circumstances in connection with a competing third-party acquisition proposal and certain other circumstances. These provisions limit Komag’s ability to pursue offers from third parties that could result in greater value to the Komag stockholders. The obligation to pay the termination fee may also discourage a third party from pursuing an alternative acquisition proposal. If the merger is terminated and Komag determines to seek another business combination, Komag cannot assure its stockholders or other securities holders that it will be able to negotiate a transaction with another company on terms comparable to the terms of the merger, or that it will avoid incurrence of any fees associated with the termination of the Merger Agreement.
     In the event the merger is terminated by Komag in circumstances that obligate Komag to pay the termination fee, including where Komag terminates the Merger Agreement because its board of directors withdraws its support of the merger, Komag’s stock price or the price of other Komag securities may decline.
If the proposed merger is not completed, Komag will have incurred substantial costs that may adversely affect Komag’s financial results and operations and the market price of Komag common stock or the price of other Komag securities.
     If the merger is not completed, the price of Komag common stock or the price of other Komag securities may decline to the extent that the current market price of Komag common stock or other securities reflects a market assumption that the merger will be completed. In addition, Komag has incurred and will incur substantial costs in connection with the proposed merger. These costs are primarily associated with the fees of attorneys, accountants and Komag’s financial advisors. In addition, Komag has diverted significant management resources in an effort to complete the merger and is subject to restrictions contained in the Merger Agreement on the conduct of its business. If the merger is not completed, Komag will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit. Also, if the merger is not completed under certain circumstances specified in the Merger Agreement, Komag may be required to pay a termination fee of $38 million.
     In addition, if the merger is not completed, Komag may experience negative reactions from the financial markets and Komag’s customers, suppliers and employees. Each of these factors may adversely affect the trading price of Komag common stock or the price of other Komag securities and Komag’s financial results and operations.
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
     We rely on a limited number of qualified suppliers for some of the materials and equipment used in our manufacturing processes, including aluminum blanks, aluminum substrates, nickel plating solutions, polishing and texturing supplies, and sputtering target materials. For example, Kobe Steel, Ltd. is our primary supplier of aluminum substrate blanks, which is a fundamental component in producing our disks. We also rely on Heraeus Incorporated and Williams Advanced Materials, Incorporated for a substantial quantity of our sputtering target requirements, and on OMG Fidelity, Incorporated for supplies of nickel plating solutions.
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
     We sell our products to a limited number of customers. Our customers are disk drive manufacturers. Because of our small customer base, the loss of any one significant customer would materially and adversely affect our business and sales. In addition, if our current customers do not continue to place orders with us or if we are unable to obtain orders from new customers, our business and sales will likewise suffer. A relatively small number of disk drive manufacturers dominate the disk drive market. We expect that the success of our business will continue to depend on a limited number of customers. In the second quarter of 2007, 40% of our media and substrate sales were to Western Digital, 34% were to Seagate and 18% were to HGST. Due to our pending merger with Western Digital, we expect sales to Seagate and HGST to decline sharply in future quarters.
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
     We have entered into strategic supply agreements, including certain amendments to these agreements, with each of our major customers that require us to meet certain production volume goals. In addition, under the terms of these supply agreements, our customers are required to pay certain advances to us covering future purchases of media from us. The customer advances, which totaled $79.0 million as of July 1, 2007, are to be repaid to our customers based on a specified dollar amount per disk on future purchases. Pursuant to these agreements, monies have been advanced to us to help fund the expansion of our capacity, and if we fail to meet the agreed upon volume goals, due to our inability to meet product specifications or timetables required by our customers for delivery, we may need to refund some of our customer advances. In addition, the agreements generally provide for repayment of the advances at the end of the term of the agreement if the advances are not fully paid based on purchases. The terms of the current arrangements expire on various dates through December 2009. Our inability to successfully and competently perform our obligations under our agreements may cause us to incur substantial costs and expenses, and would have a material adverse effect on our business and financial condition.
Our failure to timely and efficiently transition our enterprise resource planning software from the system we currently use to a new system, could adversely affect our business and financial results.
     We use enterprise resource planning software in the operation of our business and maintenance of business and financial data related to our daily operations. The Company implemented a global enterprise resource planning system using SAP applications in fiscal May 2007. We may experience unexpected difficulties in transitioning to the new software, including difficulties related to the failure or inefficient operation of the new software. Such difficulties or failures could result in our inability to access business and financial information stored on the system or the loss of such information and the inability to report our financial results on a timely basis. Any inability to access, or loss of, such information as a result of the transition or otherwise could affect our daily operations, including our ability to ship products and invoice our customers, which could have a significant adverse impact on our business and financial results.
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
     Additionally, because a large portion of our payroll, certain manufacturing and operating expenses, and inventory and capital purchases is transacted in the Malaysian ringgit (ringgit), we are particularly sensitive to any change in the foreign currency exchange rate for the ringgit. Changes in exchange rates could adversely affect the amount we spend on our payroll, certain manufacturing and operating expenses, and raw materials and capital purchases. In the first half of 2007, our spending on payroll, manufacturing, and operating expenses, and raw materials and capital purchases that were denominated in ringgit was approximately $132.7 million. Additionally, in the first half of 2007, we paid approximately $75.8 million US dollars to a Malaysian supplier for raw materials purchases, based on a cost plus a percentage arrangement. This Malaysian supplier incurs certain costs that are denominated in ringgit; therefore, any change in the valuation of the ringgit could materially impact the cost per unit we pay for such raw materials. Furthermore, our ability to transfer funds from our Malaysian operations to the US is subject to Malaysian rules and regulations.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information about the repurchase of our common stock during the quarter ended July 1, 2007:

Total
Number of
			Shares	Maximum Number
			Purchased	(or Approximate
			as Part of	Dollar Value)
	Total	Average	Publicly	of Shares
	Number of	Price	Announced	that May Yet Be
	Shares	Paid per	Plans or	Purchased under the
Period	Purchased (1)	Share	Programs	Plans or Programs (2)
April 2 to April 29	2,499	$27.62	—	—
April 30 to May 27	500,000	$27.71	500,000	—
May 28 to July 1	—	—	—	—

Total	502,499	$27.71	500,000	—

(1)	Includes shares repurchased from certain of our officers pursuant to net share tax settlement transactions upon the vesting of shares of restricted common stock held by such officers as well as stock repurchased under the authorized stock repurchase program.

(2)	Does not include $61.2 million of remaining board authorized repurchases as the Merger Agreement prohibits such stock repurchases.
ITEM 4. Submission of Matters to a Vote of Security Holders
     We held our annual meeting of stockholders on May 23, 2007. The meeting included a proposal to elect the following three Class II directors: Paul A. Brahe, Kenneth R. Swimm and Michael Lee Workman. This proposal was submitted as Proposal No. 1. Our other directors whose term of office continued after the meeting are Chris A. Eyre, Timothy D. Harris, Richard A. Kashnow, David G. Takata, Harry G. Van Wickle and Dennis P. Wolf. Stockholders also voted on Proposal No. 2 at the meeting, a proposal to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 30, 2007.

     Shares of our Common Stock were voted by our stockholders as follows:

		Total Vote
	Total Vote	Withheld
	For Each	From Each
	Director	Director
Proposal No. 1
(Election of Class II Directors)
Paul A. Brahe	21,378,709	2,577,794
Kenneth R. Swimm	21,376,773	2,579,730
Michael Lee Workman	21,378,043	2,578,460

				Broker
	For	Against	Abstain	Non - Vote
Proposal No. 2
(Ratification of independent auditors)	23,919,709	29,442	7,352	—

ITEM 6. Exhibits

2.1	Agreement and Plan of Merger, dated June 28, 2007 by and among Western Digital Corporation, State M Corporation and Komag, Incorporated (incorporated by reference to the Company’s Form 8-K filed with the SEC on June 29, 2007).

2.1.1	Tender and Voting Agreement dated June 28, 2007 by and between Western Digital Corporation, State M Corporation and certain stockholders of Komag, Incorporated (incorporated by reference to Exhibit (e)(12) filed with the Company’s Schedule 14D-9 filed with the SEC on July 11, 2007).

10.1	Executive Employment Agreement between Komag, Incorporated and Timothy D. Harris effective as of August 1, 2007 (incorporated by reference to Exhibit (e)(7) filed with the Company’s Schedule 14D-9 filed with the SEC on July 11, 2007).

10.2	Form of Executive Employment Agreement (incorporated by reference to Exhibit (e)(8) filed with the Company’s Schedule 14D-9 filed with the SEC on July 11, 2007).

10.3	Form of Amendment to Restricted Stock Purchase Agreements and Stock Option Agreements for directors (incorporated by reference to Exhibit (e)(9) filed with the Company’s Schedule 14D-9 filed with the SEC on July 11, 2007).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed Herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
KOMAG, INCORPORATED
(Registrant)

DATE: August 6, 2007	BY:	/s/ Timothy D. Harris

Timothy D. Harris
Chief Executive Officer Komag, Incorporated

DATE: August 6, 2007	BY:	/s/ Kathleen A. Bayless

Kathleen A. Bayless
Executive Vice President, Chief Financial Officer Komag, Incorporated

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated June 28, 2007 by and among Western Digital Corporation, State M Corporation and Komag, Incorporated (incorporated by reference to the Company’s Form 8-K filed with the SEC on June 29, 2007).

2.1.1	Tender and Voting Agreement dated June 28, 2007 by and between Western Digital Corporation, State M Corporation and certain stockholders of Komag, Incorporated (incorporated by reference to Exhibit (e)(12) filed with the Company’s Schedule 14D-9 filed with the SEC on July 11, 2007).

10.1	Executive Employment Agreement between Komag, Incorporated and Timothy D. Harris effective as of August 1, 2007 (incorporated by reference to Exhibit (e)(7) filed with the Company’s Schedule 14D-9 filed with the SEC on July 11, 2007).

10.2	Form of Executive Employment Agreement (incorporated by reference to Exhibit (e)(8) filed with the Company’s Schedule 14D-9 filed with the SEC on July 11, 2007).

10.3	Form of Amendment to Restricted Stock Purchase Agreements and Stock Option Agreements for directors (incorporated by reference to Exhibit (e)(9) filed with the Company’s Schedule 14D-9 filed with the SEC on July 11, 2007).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed Herewith